Form 10-Q
period 2020-08-31
Nurix Therapeutics, Inc.
filed 2020-10-14
CIK 1549595

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number: 001-39398

NURIX THERAPEUTICS, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware		27-0838048
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)
1700 Owens Street, Suite 205 San Francisco, CA 94158
(Address of principal executive offices)

Registrant’s telephone number, including area code: (415) 660-5320

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	NRIX	Nasdaq Global Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

As of October 7, 2020, the registrant had 38,855,439 shares of common stock, $0.001 par value per share, outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. All statements contained in this Quarterly Report on Form 10-Q other than statements of historical facts, including statements concerning our business strategy and plans, future operating results and financial position, as well as our objectives and expectations for our future operations, are forward-looking statements.

In some cases, you can identify forward-looking statements by such terminology as “believe,” “may,” “will,” “potentially,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “plan,” “expect” and similar expressions that convey uncertainty of future events or outcomes, although not all forward-looking statements contain these words. Forward-looking statements include, but are not limited to, statements about:

•	the timing of our planned investigational new drug application submissions for our lead product candidates NX-2127 and NX-1607 and other drug candidates;

•

the timing and conduct of our clinical trial programs for our lead product candidates NX-2127 and NX-1607 and other drug candidates, including statements regarding the timing of initiation of the clinical trials;

•	the timing of, and our ability to obtain, marketing approvals for our lead product candidates NX-2127 and NX-1607 and other drug candidates;

•	our plans to pursue research and development of other product candidates;

•	the potential advantages of our DELigase platform and our product candidates;

•	the extent to which our scientific approach and DELigase platform may potentially address a broad range of diseases;

•	the potential benefits of our arrangements with Sanofi S.A. and Gilead Sciences, Inc.;

•	the timing of and our ability to obtain and maintain regulatory approvals for our product candidates;

•	the potential receipt of revenue from future sales of our product candidates;

•	the rate and degree of market acceptance and clinical utility of our product candidates;

•	our estimates regarding the potential market opportunity for our product candidates;

•	our sales, marketing and distribution capabilities and strategy;

•	our ability to establish and maintain arrangements for the manufacturing of our product candidates;

•	the impact of the ongoing coronavirus (COVID-19) pandemic on our business;

•	the potential achievement of milestones and receipt of royalty payments under our collaborations;

•	our ability to enter into additional collaborations with third parties;

•	our intellectual property position;

•	our estimates regarding expenses, future revenues, capital requirements and needs for additional financing;

•	the impact of government laws and regulations; and

•	our competitive position.

We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations, prospects, and financial needs. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to a number of risks, uncertainties and assumptions described in the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein until after we distribute this Quarterly Report on Form 10-Q, whether as a result of any new information, future events or otherwise.

PART I—FINANCIAL INFORMATION

Item 1. Financial statements.

Nurix Therapeutics, Inc.

Condensed consolidated balance sheets

(in thousands, except share and per share amounts)

(unaudited)

	August 31,	November 30,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$265,527	$34,816
Short-term investments	88,716	2,904
Income tax receivable	3,856	—
Prepaid expenses and other current assets	5,990	1,634
Total current assets	364,089	39,354
Long-term investments	40,898	506
Property and equipment, net	6,532	3,871
Restricted cash	170	170
Other assets	185	147
Total assets	$411,874	$44,048
Liabilities, redeemable convertible preferred stock and stockholders' equity (deficit)
Current liabilities:
Accounts payable	$3,611	$1,598
Accrued and other current liabilities	7,102	4,927
Deferred revenue, current	30,299	9,612
Total current liabilities	41,012	16,137
Deferred revenue, net of current portion	62,374	35,693
Other long-term liabilities	868	1,737
Total liabilities	104,254	53,567
Commitments and contingencies (Note 6)
Redeemable convertible preferred stock, $0.001 par value—0 and 48,441,667 shares authorized as of August 31, 2020 and November 30, 2019, respectively; 0 and 12,813,887 shares issued and outstanding (liquidation value—$0 and $48,383) as of August 31, 2020 and November 30, 2019, respectively	—	48,195
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value—10,000,000 and 0 shares authorized as of August 31, 2020 and November 30, 2019, respectively; 0 shares issued and outstanding as of August 31, 2020 and November 30, 2019, respectively	—	—
Common stock, $0.001 par value—500,000,000 and 65,000,000 shares authorized as of August 31, 2020 and November 30, 2019, respectively; 38,845,196 and 3,595,334 shares issued and outstanding as of August 31, 2020 and November 30, 2019, respectively	39	4
Additional paid-in-capital	391,227	2,740
Accumulated other comprehensive income (loss)	138	(2)
Accumulated deficit	(83,784)	(60,456)
Total stockholders’ equity (deficit)	307,620	(57,714)
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$411,874	$44,048

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Nurix Therapeutics, Inc.

Condensed consolidated statements of operations

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
	2020	2019	2020	2019
Collaboration revenue(1)	$4,085	$10,580	$11,131	$29,253
Operating expenses:
Research and development	18,939	11,008	46,049	32,201
General and administrative	4,338	2,184	10,057	5,724
Total operating expenses	23,277	13,192	56,106	37,925
Loss from operations	(19,192)	(2,612)	(44,975)	(8,672)
Interest and other income, net	675	195	1,071	521
Loss before provision (benefit) for income taxes	(18,517)	(2,417)	(43,904)	(8,151)
Provision (benefit) for income taxes	—	10	(20,576)	29
Net loss	$(18,517)	$(2,427)	$(23,328)	$(8,180)
Net loss per share attributable to common stockholders, basic and diluted	$(0.59)	$(0.66)	$(0.84)	$(2.38)
Weighted-average number of shares outstanding, basic and diluted	31,383,936	3,667,335	27,688,972	3,433,809

(1)

Collaboration revenue for the three months ended August 31, 2020 and 2019 includes related party revenue of $0 and $9.7 million, respectively. Collaboration revenue for the nine months ended August 31, 2020 and 2019 includes related party revenue of $0 and $28.4 million, respectively.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Nurix Therapeutics, Inc.

Condensed consolidated statements of comprehensive loss

(in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
	2020	2019	2020	2019
Net loss	$(18,517)	$(2,427)	$(23,328)	$(8,180)
Other comprehensive income (loss):
Unrealized (loss) gain on available-for-sale investments	(1)	(1)	140	4
Total comprehensive loss	$(18,518)	$(2,428)	$(23,188)	$(8,176)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Nurix Therapeutics, Inc.

Condensed consolidated statements of redeemable convertible preferred stock and stockholders’ equity (deficit)

(in thousands, except share amounts)

(unaudited)

	Redeemable convertible preferred stock		Common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders’ equity
	Shares	Amount	Shares	Amount	capital	income (loss)	deficit	(deficit)
Balance as of November 30, 2019	12,813,887	$48,195	3,595,334	$4	$2,740	$(2)	$(60,456)	$(57,714)
Exercise of stock options	—	—	72,570	—	37	—	—	37
Repurchase of unvested early exercised stock options	—	—	(867)	—	—	—	—	—
Vesting of early-exercised stock options	—	—	—	—	31	—	—	31
Stock-based compensation	—	—	—	—	176	—	—	176
Unrealized gain on available-for-sale investments	—	—	—	—	—	59	—	59
Net loss	—	—	—	—	—	—	(12,391)	(12,391)
Balance as of February 29, 2020	12,813,887	48,195	3,667,037	4	2,984	57	(72,847)	(69,802)
Issuance of Series D redeemable convertible preferred stock at $12.75 per share, net of issuance costs of $336	9,431,364	119,914	—	—	—	—	—	—
Exercise of stock options	—	—	125,708	—	118	—	—	118
Vesting of early-exercised stock options	—	—	—	—	22	—	—	22
Stock-based compensation	—	—	—	—	474	—	—	474
Unrealized gain on available-for-sale investments	—	—	—	—	—	82	—	82
Net income	—	—	—	—	—	—	7,580	7,580
Balance as of May 31, 2020	22,245,251	168,109	3,792,745	4	3,598	139	(65,267)	(61,526)
Conversion of redeemable convertible preferred stock into common stock	(22,245,251)	(168,109)	22,245,251	22	168,087	—	—	168,109
Issuance of common stock upon initial public offering, net of offering cost of $20,308	—	—	12,550,000	13	218,130	—	—	218,143
Exercise of stock options	—	—	258,182	—	262	—	—	262
Repurchase of unvested early exercised stock options	—	—	(982)	—	—	—	—	—
Vesting of early-exercised stock options	—	—	—	—	35	—	—	35
Stock-based compensation	—	—	—	—	1,115	—	—	1,115
Unrealized loss on available-for-sale investments	—	—	—	—	—	(1)	—	(1)
Net loss	—	—	—	—	—	—	(18,517)	(18,517)
Balance as of August 31, 2020	—	$—	38,845,196	$39	$391,227	$138	$(83,784)	$307,620

	Redeemable convertible preferred stock		Common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders’ equity
	Shares	Amount	Shares	Amount	capital	income (loss)	deficit	(deficit)
Balance as of November 30, 2018	12,813,887	$48,195	3,452,653	$4	$1,910	$(4)	$(38,757)	$(36,847)
Exercise of stock options	—	—	15,985	—	8	—	—	8
Vesting of early-exercised stock options	—	—	—	—	53	—	—	53
Stock-based compensation	—	—	—	—	102	—	—	102
Unrealized gain on available-for-sale investments	—	—	—	—	—	5	—	5
Net loss	—	—	—	—	—	—	(2,685)	(2,685)
Balance as of February 28, 2019	12,813,887	48,195	3,468,638	4	2,073	1	(41,442)	(39,364)
Exercise of stock options	—	—	67,026	—	47	—	—	47
Repurchase of unvested early exercised stock options	—	—	(7,882)	—	—	—	—	—
Vesting of early-exercised stock options	—	—	—	—	83	—	—	83
Stock-based compensation	—	—	—	—	105	—	—	105
Net loss	—	—	—	—	—	—	(3,068)	(3,068)
Balance as of May 31, 2019	12,813,887	48,195	3,527,782	4	2,308	1	(44,510)	(42,197)
Exercise of stock options	—	—	1,229	—	1	—	—	1
Repurchase of unvested early exercised stock options	—	—	(7,913)	—	—	—	—	—
Vesting of early-exercised stock options	—	—	—	—	48	—	—	48
Stock-based compensation	—	—	—	—	136	—	—	136
Unrealized loss on available-for-sale investments	—	—	—	—	—	(1)	—	(1)
Net loss	—	—	—	—	—	—	(2,427)	(2,427)
Balance as of August 31, 2019	12,813,887	$48,195	3,521,098	$4	$2,493	$—	$(46,937)	$(44,440)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Nurix Therapeutics, Inc.

Condensed consolidated statements of cash flows

(in thousands)

(unaudited)

	Nine Months Ended
	August 31,
	2020	2019
Cash flows from operating activities
Net loss	$(23,328)	$(8,180)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,536	1,805
Stock-based compensation	1,765	343
Net amortization (accretion) of premium (discount)	130	(109)
Changes in operating assets and liabilities:
Income tax receivable	(3,856)	—
Prepaid expenses and other current assets	(4,394)	(283)
Accounts payable	602	259
Deferred revenue	47,368	18,747
Accrued and other liabilities	579	767
Net cash provided by operating activities	20,402	13,349
Cash flows from investing activities
Purchases of investments	(141,067)	(5,939)
Maturities of investments	14,873	19,500
Purchases of property and equipment	(3,647)	(698)
Net cash provided by (used in) investing activities	(129,841)	12,863
Cash flows from financing activities
Proceeds from issuance of common stock upon initial public offering, net of offering costs	219,301	—
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	119,914	—
Proceeds from exercise of stock options	937	62
Repurchase of unvested early exercised stock options	(2)	(16)
Net cash provided by financing activities	340,150	46
Net increase in cash, cash equivalents and restricted cash	230,711	26,258
Cash, cash equivalents and restricted cash at beginning of period	34,986	25,761
Cash, cash equivalents and restricted cash at end of period	$265,697	$52,019

Supplemental disclosures of noncash investing and financing activities:
Additions to property and equipment included in accounts payable and accrued liabilities	$550	$75
Vesting of early exercised stock options	$88	$184
Offering costs included in accounts payable and accrued liabilities	$1,158	$—
Conversion of redeemable convertible preferred stock into common stock upon closing of initial public offering	$168,109	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Nurix Therapeutics, Inc.

Notes to unaudited condensed consolidated financial statements

1. The company

Description of business

Nurix Therapeutics, Inc. (the Company) previously known as Nurix, Inc., was incorporated in the state of Delaware on August 27, 2009 and is headquartered in San Francisco, California. The Company is a biopharmaceutical company focused on the discovery, development and commercialization of small molecule therapies designed to modulate cellular protein levels as a novel treatment approach for cancer and immune disorders. Leveraging the Company’s expertise in E3 ligases together with its proprietary DNA-encoded libraries, the Company has built DELigase, an integrated discovery platform to identify and advance novel drug candidates targeting E3 ligases, a broad class of enzymes that can modulate proteins within the cell. The Company’s drug discovery approach is to either harness or inhibit the natural function of E3 ligases within the ubiquitin-proteasome system to selectively decrease or increase cellular protein levels to treat disease.

The Company wholly owns a subsidiary, DeCART Therapeutics Inc. (DeCART), which was incorporated in the state of Delaware on June 22, 2020 and holds a license to three of the Company’s compounds, including NX-0255, for drug-enhanced isolation of T cells nonexclusively with respect to one chimeric antigen receptor T cell (CAR-T) therapy target and exclusively with respect to three novel CAR-T therapy targets.

Reverse stock split

On July 17, 2020, the Company filed an amendment to the Company’s amended and restated certificate of incorporation to effect a reverse split of shares of the Company’s common stock and redeemable convertible preferred stock, each on a 1-for-3 basis (reverse stock split). The par value and authorized shares of the common stock and redeemable convertible preferred stock were not adjusted as a result of the reverse stock split. All issued and outstanding common stock, options to purchase common stock and per share amounts contained in the condensed consolidated financial statements have been retroactively adjusted to give effect to the reverse stock split for all periods presented.

Initial public offering

On July 23, 2020, the Company’s registration statement on Form S-1 (File No. 333-239651) relating to its initial public offering (IPO) of common stock became effective. The IPO closed on July 28, 2020 at which time the Company issued 11,000,000 shares of its common stock at a price to the public of $19.00 per share. In addition, the underwriters exercised their option to purchase an additional 1,550,000 shares of the Company’s common stock on July 31, 2020, and this transaction closed on August 4, 2020. Immediately prior to the closing of the IPO, all outstanding shares of the Company’s redeemable convertible preferred stock automatically converted into 22,245,251 shares of common stock. Net proceeds from the IPO, including the exercise of the underwriters’ option to purchase additional shares, were $218.1 million, after deducting underwriting discounts and commissions of $16.7 million and expenses of $3.6 million.

Subsequent to the closing of the IPO, there were no shares of preferred stock outstanding. In connection with the closing of the IPO, the Company restated its Restated Certificate of Incorporation to change the authorized capital stock to 500,000,000 shares designated as common stock, and 10,000,000 shares designated as preferred stock, all with a par value of $0.001 per share.

Liquidity

The Company’s operations have historically been financed through the issuance of common and redeemable convertible preferred stock and proceeds received under the Company’s collaboration and license agreements. Since inception, the Company has generally incurred significant losses and negative net cash flows from operations. During the nine months ended August 31, 2020, the Company incurred a net loss of $23.3 million and had positive net cash flows from operating activities of $20.4 million. The Company had an accumulated deficit as of August 31, 2020 of $83.8 million and will require substantial additional capital for research and development activities. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales of its product candidates currently in development.

Management believes that its cash, cash equivalents and investments are sufficient to continue operating activities for at least 12 months following the issuance date of these condensed consolidated financial statements. Future capital requirements will depend on many factors, including the timing and extent of spending on research and development and payments the Company may receive under its collaboration agreements with Sanofi S.A. (Sanofi) and Gilead Sciences, Inc. (Gilead) or future collaboration agreements, if any. There can be no assurance that, in the event the Company requires additional financing, such financing will be available at terms acceptable to the Company if at all. If additional capital is not available, failure to generate sufficient cash flows from operations, raise additional capital and reduce discretionary spending could have a material adverse effect on the Company’s ability to achieve its intended business objectives.

Other risks and uncertainties

The Company is subject to a number of risks similar to other early-stage biopharmaceutical companies, including, but not limited to, changes in any of the following areas that the Company believes could have a material adverse effect on its future financial position or results of operations: risks related to the successful discovery and development of its product candidates, ability to raise additional capital, development of new technological innovations by its competitors and delay or inability to obtain drug substance and finished drug product from the Company’s third-party contract manufacturers necessary for the Company’s product candidates, including due to the impact of the current coronavirus (COVID-19) pandemic, protection of intellectual property rights, litigation or claims against the Company based on intellectual property rights and regulatory clearance and market acceptance for any of the Company’s products candidates for which the Company receives marketing approval.

Moreover, the current COVID-19 pandemic, which is impacting worldwide economic activity, poses the risk that the Company or its employees, contractors, suppliers and other partners may be prevented from conducting business activities for an indefinite period of time, including due to shutdowns that may be requested or mandated by governmental authorities. The extent to which the COVID-19 pandemic will impact the Company’s business will depend on future developments that are highly uncertain and cannot be predicted at this time.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The extent to which the COVID-19 pandemic may directly or indirectly impact the Company’s financial statements is highly uncertain and subject to change. Management considered the potential impact of the COVID-19 pandemic on its estimates and assumptions and there was not a material impact to the Company’s condensed consolidated financial statements as of and for the three and nine months ended August 31, 2020; however, actual results could differ from those estimates and there may be changes to management’s estimates in future periods.

The Company relies on single source manufacturers and suppliers for the supply of its product candidates. Disruption from these manufacturers or suppliers would have a negative impact on the Company’s business, financial position and results of operations.

2. Summary of significant accounting policies

Basis of presentation

The Company’s condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) and applicable rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting.

Principles of consolidation

The accompanying condensed consolidated financial statements include the accounts of Nurix Therapeutics, Inc. and its wholly owned subsidiary, DeCART. All intercompany balances and transactions have been eliminated in consolidation.

Unaudited interim condensed consolidated financial statements

The condensed consolidated balance sheet as of August 31, 2020 and the condensed consolidated statements of operations, comprehensive loss, cash flows, and redeemable convertible preferred stock and stockholders’ equity (deficit) for the three and nine months ended August 31, 2020 and 2019 are unaudited. Except for the adoption of Topic 606, Revenue from Contracts with Customers, as described in the revenue recognition policy within this same note, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for the fair statement of the Company’s financial position as of August 31, 2020 and its results for the three and nine months ended August 31, 2020 and 2019. The financial data and the other financial information disclosed in these notes related to the three and nine months ended August 31, 2020 and 2019 are also unaudited. The condensed consolidated balance sheet as of November 30, 2019, included herein was derived from the audited financial statements as of that date. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted from these interim condensed consolidated financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto, which are included in the Company’s prospectus for the IPO dated July 23, 2020 and filed with the SEC on July 24, 2020 pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended. The results of operations for the three and nine months ended August 31, 2020 are not necessarily indicative of the results to be expected for the year ending November 30, 2020, or for any other future annual or interim period.

Segments

The Company operates and manages its business as one reportable and operating segment. The Company’s chief executive officer, who is the chief operating decision maker, reviews consolidated financial information on a company-wide basis for purposes of allocating resources and assessing financial performance.

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates, including those related to the useful lives of long-lived assets, the measurement of stock-based compensation, accruals for research and development activities, income taxes and revenue recognition. The Company bases its estimates on historical experience and on other relevant assumptions that are reasonable under the circumstances. Actual results could materially differ from those estimates.

Deferred offering costs

The Company capitalizes within other assets certain legal, accounting and other third-party fees that are directly related to the Company’s in-process equity financings, including the IPO, until such financings are consummated. After consummation of an equity financing, these costs are recorded as a reduction of the carrying value of redeemable convertible preferred stock or, for issuances of common stock, in stockholder’s equity (deficit) as a reduction of additional paid-in capital generated as a result of the offering. Should a planned equity financing be abandoned, terminated or significantly delayed, the deferred offering costs are immediately written off to operating expenses. There were no deferred offering costs capitalized as of August 31, 2020 and November 30, 2019. Upon the closing of the IPO on July 28, 2020, the offering costs of $20.3 million were recorded in stockholder’s equity (deficit) as a reduction of additional paid-in capital generated as a result of the offering.

Revenue recognition

Prior to December 1, 2019, the Company recognized revenue in accordance with the Financial Accounting Standards Board’s (FASB) Accounting Standards Codification (ASC) 605, Revenue Recognition. Accordingly, revenue is recognized for each unit of accounting when all of the following criteria are met:

•	Persuasive evidence of an arrangement exists;
•	Delivery has occurred or services have been rendered;
•	The seller’s price to the buyer is fixed or determinable; and
•	Collectibility is reasonably assured.

The Company evaluates multiple element arrangements to determine if each deliverable represents a separate unit of accounting based on the following criteria:

•	Delivered item or items have value to the customer on a standalone basis, and
•

If the arrangement includes a general right of return relative to the delivered item or items, delivery or performance of the undelivered item or items is considered probable and substantially in control of the Company.

The arrangement’s consideration that is fixed or determinable is then allocated to each separate unit of accounting based on the relative selling price methodology in accordance with the selling price hierarchy, which includes vendor-specific objective evidence (VSOE) of selling price, if available, or third-party evidence of selling price if VSOE is not available, or the best estimate of selling price, if neither VSOE nor third-party evidence is available. The provisions of ASC 605 are then applied to each unit of accounting to determine the appropriate revenue recognition. In the event that a deliverable of a multiple element arrangement does not represent a separate unit of accounting, primarily because a deliverable does not provide value on a standalone basis, the Company recognizes revenue from the combined unit of accounting using the input/proportional performance approach as research is delivered or on a straight-line basis over the estimated period of performance when there is no discernable pattern of performance.

The Company evaluates potential milestone payments associated with research and development arrangements in accordance with ASC 605-28, Milestone Method. Under the milestone method, the Company may recognize revenue contingent upon the achievement of a milestone in its entirety in the period in which the milestone is achieved, only if the milestone meets all the criteria within the guidance to be considered a substantive milestone. The Company evaluates each contingent payment on an individual basis to determine whether they are considered substantive milestones, specifically reviewing factors such as the degree of certainty in achieving the milestone, the research and development risk and other risks that must be overcome to achieve the milestone, as well as the level of effort and investment required and whether the milestone consideration is reasonable relative to all deliverables and payment terms in the arrangement. This evaluation includes an assessment of whether (a) the consideration is commensurate with either (1) the entity’s performance to achieve the milestone, or (2) the enhancement of the value of the delivered item(s) as a result of a specific outcome resulting from the entity’s performance to achieve the milestone, (b) the consideration relates solely to past performance and (c) the consideration is reasonable relative to all of the deliverables and payment terms within the arrangement. Revenues from milestones, if they are nonrefundable and deemed substantive, are recognized upon achievement of the milestones.

To the extent that non-substantive milestones are achieved, and the Company has remaining deliverables, milestone payments are deferred and recognized as revenue over the estimated remaining performance period using the appropriate measure of progress as determined for each agreement. The Company recognizes revenue associated with the non-substantive milestones upon achievement of the milestone if the Company has no remaining deliverables. During the nine months ended November 30, 2019, no milestone payments were received, no milestone revenues were recognized and no milestones were considered substantive.

Effective December 1, 2019, the Company adopted Topic 606, Revenue from Contracts with Customers using the modified retrospective method, which was only applied to contracts that were not completed as of the adoption date. As of the adoption date, the Company had only one contract, a collaboration agreement with Gilead, not completed. Under Topic 606, the Company recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the Company expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that the Company determines are within the scope of Topic 606, the Company performs the following five steps:

(i)	identify the contract(s) with a customer;
(ii)	identify the performance obligations in the contract;
(iii)	determine the transaction price;
(iv)	allocate the transaction price to the performance obligations in the contract; and
(v)	recognize revenue when (or as) the Company satisfies a performance obligation.

At contract inception, the Company assesses the goods or services promised within each contract, whether each promised good or service is distinct, and determines those that are performance obligations. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when or as the performance obligation is satisfied.

The Company enters into collaboration agreements under which it may obtain upfront payments, milestone payments, royalty payments and other fees. Promises under these arrangements may include research licenses, research services, including selection campaign research services for certain replacement targets, the obligation to share information during the research and the participation of alliance managers and in joint research committees, joint patent committees and joint steering committees. The Company assesses these promises within the context of the agreements to determine the performance obligations.

Research and collaboration licenses: If a license is determined to be distinct from the other promises identified in the arrangement, the Company recognizes revenue from upfront payments allocated to the license when the license is transferred to the customer and the customer is able to use and benefit from the license. For licenses that are bundled with other promises, the Company utilizes judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring proportional performance for purposes of recognizing revenue from non-refundable, upfront payments. The Company evaluates the measure of proportional performance each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition.

Milestone payments: At the inception of each arrangement that includes research, development, or regulatory milestone payments, the Company evaluates whether the milestones are considered probable of being reached and estimates the amount to be included in the transaction price. The Company uses the most likely amount method for research, development and regulatory milestone payments. Under the most likely amount method, an entity considers the single most likely amount in a range of possible consideration amounts. If it is probable that a significant revenue reversal would not occur, the associated milestone amount is included in the transaction price.

Sales-based milestones and royalties: For arrangements that include sales-based milestone or royalty payments based on the level of sales, and in which the license is deemed to be the predominant item to which the sales-based milestone or royalties relate to, the Company recognizes revenue in the period in which the sales-based milestone is achieved and in the period in which the sales associated with the royalty occur. To date, the Company has not recognized any sales-based milestone or royalty revenue resulting from its collaboration arrangements.

Customer options: Customer options, such as options granted to allow a licensee to extend a license or research term, to select additional research targets or to choose to research, develop and commercialize licensed compounds are evaluated at contract inception to determine whether those options provide a material right (i.e., an optional good or service offered for free or at a discount) to the customer. If the customer options represent a material right, the material right is treated as a separate performance obligation at the outset of the arrangement. The Company allocates the transaction price to material rights based on the standalone selling price. As a practical alternative to estimating the standalone selling price of a material right when the underlying goods or services are both (i) similar to the original goods or services in the contract and (ii) provided in accordance with the terms of the original contract, the Company allocates the total amount of consideration expected to be received from the customer to the total goods or services expected to be provided to the customer. Amounts allocated to any material right are recognized as revenue when or as the related future goods or services are transferred or when the option expires.

Deferred revenue, which is a contract liability, represents amounts received by the Company for which the related revenues have not been recognized because one or more of the revenue recognition criteria have not been met. The current portion of deferred revenue represents the amount to be recognized within one year from the condensed consolidated balance sheet date based on the estimated performance period of the underlying performance obligation. The noncurrent portion of deferred revenue represents amounts to be recognized after one year through the end of the performance period of the performance obligation.

All revenue was derived from customers located in the United States during the three and nine months ended August 31, 2020 and 2019.

Research and development expenses

The Company expenses all research and development costs as incurred. Research and development costs include, but are not limited to, payroll and personnel expenses, laboratory supplies, preclinical studies, compound manufacturing costs, consulting costs and allocated overhead, including rent, equipment, depreciation and utilities.

The Company records accrued expenses for estimated costs of research and development activities conducted by third-party service providers, which include preclinical studies and clinical trials and contract manufacturing activities. The Company records the estimated costs of research and development activities based upon the estimated amount of services provided but not yet invoiced and includes these costs in accrued expenses and other current liabilities on the condensed consolidated balance sheets.

The Company estimates the amount of work completed through discussions with internal personnel and external service providers as to the progress or stage of completion of the services and the agreed-upon fee to be paid for such services. The Company makes significant judgments and estimates in determining the accrued balance in each reporting period. As actual costs become known, the Company adjusts its accrued estimates. The Company’s accrued expenses are dependent, in part, upon the receipt of timely and accurate reporting from clinical research organizations and other third-party service providers. The Company records advance payments to service providers as prepaid assets, which are expensed as the contracted services are performed.

Stock-based compensation

The Company accounts for stock-based compensation using a fair value-based method, which requires the recognition of compensation expense for costs related to all stock-based payments including stock options and purchase rights under the employee stock purchase plan. The Company estimates the fair value of stock-based payment awards on the date of grant using the Black-Scholes option pricing model. The model requires management to make a number of assumptions including expected volatility, expected term, risk-free interest rate and expected dividend yield. Prior to its IPO, the fair value of the Company’s common stock was determined by the Company’s board of directors with assistance from management and an independent third party valuation firm, using significant judgment and several factors including important developments in the Company’s operations, sales of preferred stock and the lack of liquidity of the common stock. Subsequent to the IPO, the Company determines the fair value using the market closing price of the Company’s common stock on the date of grant.

For stock-based payments with service conditions only, the Company uses the straight-line method to allocate compensation cost to reporting periods over the requisite service period, which is generally the vesting period. Subsequent to the adoption of ASU 2018-07, Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting as of December 1, 2019,

stock-based compensation expense for non-employee stock-based awards is also measured based on the grant date fair value with the estimated fair value expensed over the period for which the non-employee is required to provide service in exchange for the award. For stock-based payments with performance conditions, the Company evaluates the probability of achieving performance conditions at each reporting date. The Company begins to recognize compensation cost using an accelerated attribution method when it is deemed probable that the performance condition will be met. The Company accounts for forfeitures as they occur.

Restricted cash

The Company had $170,000 of restricted cash recorded as a non-current asset as of August 31, 2020 and November 30, 2019. Restricted cash consisted of $100,000 that serves as collateral for a business credit card account and $70,000 for a letter of credit required under a facility operating lease executed in 2014. These balances are included within the cash, cash equivalents and restricted cash balance in the accompanying condensed consolidated statements of cash flows.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash, cash equivalents and investments. The Company’s investments consist of debt securities issued by highly rated corporate entities, the U.S. federal government or state and local governments. The Company’s exposure to any individual corporate entity is limited by policy. Deposits may, at times, exceed federally insured limits, but minimal credit risk exists. The Company invests its cash equivalents in highly rated money market funds. The Company has not experienced any credit losses on its deposits of cash and cash equivalents.

Cash and cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents, which consist primarily of money market funds, are stated at fair value.

Cash, cash equivalents and restricted cash as reported within the condensed consolidated statements of cash flows as of August 31, 2020 and 2019 and November 30, 2019 and 2018 consisted of the following (in thousands):

	August 31,		November 30,
	2020	2019	2019	2018
Cash and cash equivalents	$265,527	$51,849	$34,816	$25,591
Restricted cash	170	170	170	170
Cash, cash equivalents and restricted cash	$265,697	$52,019	$34,986	$25,761

Investments

Investments consist of money market funds, U.S. Treasuries, corporate debt securities, U.S. government agency securities, corporate commercial paper and municipal securities. All of the Company’s investments are classified as available-for-sale and carried at estimated fair values and reported in cash equivalents, short-term investments or long-term investments. Management determines the appropriate classification of the investments at the time they are acquired and evaluates the appropriateness of such classifications at each balance sheet date. Investments with contractual maturities greater than 12 months are considered long-term investments.

Unrealized gains and losses on available-for-sale investments are reported in accumulated other comprehensive income (loss) as a separate component of stockholders’ equity (deficit). Investments are regularly reviewed for other-than-temporary declines in fair value. The review includes the consideration of the cause of the impairment, including the creditworthiness of the security issuers, the number of investments in an unrealized loss position, the severity and duration of the unrealized losses, and whether it is more likely than not that the Company will be required to sell the investments before the recovery of their amortized cost basis. The cost of investments sold is based on the specific identification method.

Fair value of financial instruments

The carrying amounts of the Company’s financial instruments, including cash equivalents, investments, accounts payable and accrued liabilities included in the Company’s condensed consolidated financial statements approximate their fair value due to short maturities or the nature of the financial instruments.

Recent accounting pronouncements

The Company is an “emerging growth company” (EGC), as defined in the Jumpstart Our Business Startups Act of 2012, as amended (the JOBS Act). Under the JOBS Act, EGCs can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. The Company has elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that it (i) is no longer an EGC or (ii) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. As a result, these condensed consolidated financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of the public company effective dates.

Adopted recent accounting pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) and has subsequently issued a number of amendments to Topic 606. As amended, Topic 606 provides a single comprehensive model to be used in the accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance, including industry-specific guidance. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. Topic 606 also requires entities to disclose both qualitative and quantitative information that enables users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers, including disclosure of significant judgments affecting the recognition of revenue. The Company adopted Topic 606 as of December 1, 2019 using the modified retrospective method, which was only applied to contracts that were not completed as of the adoption date. As of the adoption date, the Company had only one contract, the collaboration agreement with Gilead, not completed. The Company did not elect to use any of the practical expedients permitted related to adoption. The adoption of Topic 606 did not result in a cumulative adjustment to the accumulated deficit as it did not change the timing and pattern of revenue recognition for the collaboration agreement with Gilead. For the nine months ended August 31, 2020, there would have been no difference between the revenue recognized under Topic 606 and the revenue recognized under ASC 605 for the collaboration agreement with Gilead. The adoption of Topic 606 did not have a material impact on the Company’s condensed consolidated financial statements.

In June 2018, the FASB issued ASU No. 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Non-employee Share-Based Payment Accounting (ASU 2018-07), which expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from non-employees. An entity should apply the requirements of Topic 718 to non-employee awards except for specific guidance on inputs to an option pricing model and the attribution of cost (that is, the period of time over which share-based payment awards vest and the pattern of cost recognition over that period). ASU 2018-07 is effective for annual periods beginning after December 15, 2019, and interim periods within annual periods beginning after December 15, 2020. Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606. The Company adopted ASU 2018-07 as of December 1, 2019. The adoption did not have a material impact on the Company’s condensed consolidated financial statements.

Recent accounting pronouncements not yet adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (ASU 2016-02), which for operating leases requires the lessee to recognize a right-of-use asset and a lease liability, initially measured at the present value of lease payments, in its balance sheet. A modified retrospective transition approach is required for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, including a number of optional practical expedients that entities may elect to apply. ASU 2016-02 is effective for annual periods beginning after December 15, 2021 and interim periods within annual periods beginning after December 15, 2022. Early adoption is permitted. The Company is in the process of evaluating the impact of this new guidance on its financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments (ASU 2016-13), which requires that financial assets measured at amortized cost be presented at the net amount expected to be collected. The measurement of expected credit losses is based on historical experience, current conditions, and reasonable and supportable forecasts that affect collectibility. ASU 2016-13 also eliminates the concept of “other-than-temporary” impairment when evaluating available-for-sale debt investments and instead focuses on determining whether any impairment is a result of a credit loss or other factors. An entity will recognize an allowance for credit losses on available-for-sale debt investments rather than an other-than-temporary impairment that reduces the cost basis of the investment. ASU 2016-13 is effective for annual periods beginning after December 15, 2022, including interim periods within those annual periods. Early adoption is permitted. The Company is in the process of evaluating the impact of this new guidance on its financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurements (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement (ASU 2018-13), which modifies the disclosure requirements on fair value measurements by removing the requirement to disclose amounts of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, the policy for timing of transfers between levels, and the valuation process for Level 3 fair value measurements, among other modifications to fair value measurement disclosure requirements. ASU 2018-13 is effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2019. Early adoption is permitted. The Company does not expect the adoption to have a material impact on its financial statements.

In November 2018, the FASB issued ASU No. 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606 (ASU 2018-18). ASU 2018-18 clarifies that certain transactions between collaborative arrangement participants should be accounted for as revenue when the collaborative arrangement participant is a customer in the context of a unit of account and precludes recognizing as revenue consideration received from a collaborative arrangement participant if the participant is not a customer. ASU 2018-18 is effective for annual periods beginning after December 15, 2020, and interim periods within annual periods beginning after December 15, 2021. ASU 2018-18 requires retrospective adoption to the date the Company adopted Topic 606 by recognizing a cumulative-effect adjustment to the opening balance of retained earnings of the earliest annual period presented. Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606. The Company does not expect the adoption to have a material impact on its financial statements.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740)—Simplifying the Accounting for Income Taxes (ASU 2019-12), which is intended to simplify accounting for income taxes. It removes certain exceptions to the general principles in Topic 740 and amends existing guidance to improve consistent application. ASU 2019-12 is effective for annual periods beginning after December 15, 2021, and interim periods within annual periods beginning after December 15, 2022. Early adoption is permitted. The Company is in the process of evaluating the impact of this new guidance on its financial statements.

3. Collaboration agreements

Celgene (a related party)

In September 2015, the Company entered into a collaboration agreement with Celgene Corporation (the Celgene Agreement and Celgene, respectively), which was later acquired by Bristol-Myers Squibb Company (BMS) in November 2019, with an initial research term of four years for the discovery, development and commercialization of novel small molecule therapeutics in oncology, inflammation and immunology.

Under the terms of the Celgene Agreement, the Company received an upfront payment of $150.0 million in September 2015. In addition, in September 2015, Celgene purchased 1,622,222 shares of Series C redeemable convertible preferred stock at a price of $10.50 per share, resulting in net proceeds of $17.0 million. As of November 30, 2019, BMS held approximately 10% of total shares outstanding on an as-converted basis.

In January 2019, Celgene and BMS entered into a definitive merger agreement pursuant to which Celgene agreed to be acquired by BMS. Based on the Company’s request for notification of the future disposition of the agreement, in June 2019, Celgene notified the Company that it was terminating the Celgene Agreement. Upon termination of the Celgene Agreement in June 2019, any rights that Celgene had under the agreement reverted to the Company and no termination payments were due or payable. The Company determined it had no remaining deliverables to be performed under the Celgene Agreement and as a result recognized all remaining deferred revenue in June 2019.

Collaboration revenue related to the Celgene Agreement was $0 and $9.7 million for the three months ended August 31, 2020 and 2019, respectively, and $0 and $28.4 million for the nine months ended August 31, 2020 and 2019, respectively. As of August 31, 2020 and November 30, 2019, deferred revenue of $0 was recorded on the condensed consolidated balance sheet.

Gilead

In June 2019, the Company entered into a global strategic collaboration agreement with Gilead, which was amended in August 2019 (the Gilead Agreement), to discover, develop and commercialize a pipeline of targeted protein degradation drugs for patients with cancer and other challenging diseases using the Company’s DELigase platform to identify novel agents that utilize E3 ligases to induce degradation of five specified drug targets.

Under the Gilead Agreement, Gilead has the option to license drug candidates directed to up to five targets resulting from the collaboration and is responsible for the clinical development and commercialization of product candidates resulting from the collaboration. The Company retains the option to co-develop and co-promote, under a profit share structure, up to two product candidates in the United States, provided that the Company may only exercise such option once per licensed product and Gilead retains the right to veto the Company’s option selection for any one product candidate of its choice. The collaboration excludes the Company’s current internal protein degradation programs for which the Company retains all rights, and also excludes the Company’s future internal programs, provided that the Company has distinguished future programs as excluded from the scope of the collaboration.

Over time, Gilead may elect to replace the initial drug targets with other drug targets. For drug targets that are subject to the collaboration, the Company is obligated to use commercially reasonable efforts to undertake a research program in accordance with a research plan agreed to by the parties and established on a target-by-target basis. The Company has primary responsibility under the agreement for performing preclinical research activities (including target validation, drug discovery, identification or synthesis) pursuant to a research plan. Each party will bear its own costs in the conduct of research activities. Gilead will be responsible for any development, commercialization and manufacturing activities, unless the Company exercises its co-development and co-promotion option. For those programs that the Company exercises its option to co-develop and co-promote, the Company and Gilead will split U.S. development costs as well as U.S. profits and losses evenly, and the Company will be eligible to receive royalties on net ex-U.S. sales and reduced milestone payments.

Upon signing the Gilead Agreement, Gilead agreed to pay the Company an upfront payment of $45.0 million plus $3.0 million in additional fees, and the Company is eligible to receive up to approximately $2.3 billion in total additional payments, including up to $700.0 million upon the achievement of specified development milestones, up to $1.5 billion upon the achievement of specified sales milestones, subject to reduction for any product for which the Company exercises its option to co-develop and co-promote, and up to $145.8 million in certain additional fees related to target licensing, reservation and selection and research term extensions. In addition, the Company is eligible to receive tiered royalties from mid-single digit to low tens percentages on annual net sales from any commercial products directed to the optioned collaboration targets, subject to certain reductions and excluding sales in the United States of any products for which the Company exercises its option to co-develop and co-promote, for which the Company and Gilead share profits and losses evenly. In June 2019, the Company received the $45.0 million upfront payment and $3.0 million in additional fees. In February 2020, the Company achieved a research milestone, resulting in a $2.5 million additional payment, which was received by the Company in April 2020. In May 2020, the Company recorded $1.0 million in additional fees related to certain target reservation, which was received in June 2020.

Subject to earlier expiration in certain circumstances, the Gilead Agreement expires on a licensed product-by-licensed product and country-by-country basis upon the later of (1) the expiration of the last to expire patent with a valid claim covering the applicable licensed product in the applicable country, (2) the expiration of any regulatory exclusivity for the applicable licensed product in the applicable country or (3) ten years after the first commercial sale of the applicable licensed product in the applicable country covered by the Gilead Agreement, provided that the term for any profit-shared licensed product in the United States will expire upon the expiration or termination of the applicable profit-share term as set forth in an applicable profit-share agreement to be negotiated upon the Company’s exercise of its option to co-develop and co-promote such licensed product. If Gilead does not exercise an option to license a drug candidate, then the Gilead Agreement will terminate at the end of the last to expire option period.

The Company identified the following promises in the Gilead Agreement: (1) the research licenses, (2) the research services, including selection campaign research services for certain replacement targets and (3) the obligation to share information during the research and to participate in the joint research committee and joint steering committee. The Company determined that the research licenses are not capable of being distinct due to the specialized nature of the research services to be provided by the Company, and, accordingly, this promise was combined with the research services and participation in the joint research committee as one single performance obligation. The Company concluded that, at the inception of the Gilead Agreement, Gilead’s options to obtain an exclusive development, manufacturing and commercialization license for each collaboration target, to extend the five-year research term and to perform selection campaign research services for certain replacement targets do not represent material rights and are not considered performance obligations because they do not contain a significant and incremental discount. The Company concluded that Gilead’s target reservation right is not a performance obligation as it does not require any specific action from the Company and it is rather an exclusivity right and an attribute of other performance obligations in the Gilead Agreement, such as the research licenses.

In order to determine the transaction price, the Company evaluated all the payments to be received during the duration of the contract. Certain milestones and additional fees were considered variable consideration, which were not included in the transaction price based on the most likely amount method as of August 31, 2020. The Company will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur. The Company determined that the transaction price at the inception of the Gilead Agreement consists of the upfront payment of $45.0 million and $3.0 million in additional fees. Upon the achievement of a research milestone in February 2020 and additional fees related to a target reservation in

May 2020, $3.5 million in variable consideration was added to the transaction price, and a cumulative effect was recorded as revenue in the period the transaction price increased. The transaction price is recognized as collaboration revenue using the cost-based input method over the estimated contract term of five years. The contract term was determined to be the five-year initial research term which represents the estimated timing of completion of the identified deliverables. Additionally, the Company considered the impact of Gilead terminating the agreement prior to the completion of the research services during the initial five-year research term and determined that there were significant economic costs to Gilead for doing so, and as such, did not adjust the contract term.

Using the cost-based input method, which the Company determined most faithfully depicts the transfer of its performance obligation to Gilead, the Company recognizes revenue based on actual costs incurred as a percentage of total estimated costs as the Company completes its performance obligation. The cumulative effect of revisions to estimated costs to complete the Company’s performance obligation will be recorded in the period in which changes are identified and amounts can be reasonably estimated. These actual costs consist primarily of internal FTE efforts and third party contract costs related to the Gilead Agreement.

For the three and nine months ended August 31, 2020, the Company recognized collaboration revenue related to the Gilead Agreement of $2.1 million and $6.9 million, respectively, of which $1.9 million and $6.0 million, respectively, were included in deferred revenue as of November 30, 2019, and $0.2 million and $0.7 million, respectively, were related to performance obligation satisfied in previous periods. For the three and nine months ended August 31, 2019, the Company recognized revenue related to the Gilead Agreement of $0.8 million and $0.8 million, respectively. As of August 31, 2020, $41.9 million was recorded as deferred revenue, of which $12.5 million was current, on the condensed consolidated balance sheet related to the Gilead Agreement.

Sanofi

In December 2019, the Company entered into a strategic collaboration with Sanofi, which became effective in January 2020 (the Sanofi Agreement), to discover, develop and commercialize a pipeline of targeted protein degradation drugs for patients with challenging diseases in multiple therapeutic areas using the Company’s DELigase platform to identify small molecules designed to induce degradation of three specified initial drug targets, with an option by Sanofi to expand to a total of five targets. Over time and subject to certain limitations, Sanofi may elect to replace the drug targets with other reserved targets.

Under the Sanofi Agreement, Sanofi has exclusive rights and is responsible for the clinical development, commercialization and manufacture of product candidates resulting from the collaboration while the Company retains the option to co-develop, co-promote and co-commercialize up to two targets, one of which must be selected from a list of targets designated at the execution of the Sanofi Agreement and one of which must be selected from targets identified by Sanofi in the future. The Company’s right to exercise its option to co-develop, co-promote and co-commercialize a given target is dependent on its ability to demonstrate, within a given timeframe, that it has sufficient cash resources and personnel to commercialize the product. The collaboration excludes the Company’s current internal protein degradation programs for which it retains all rights, and also excludes future internal programs, provided that the Company distinguished future programs as excluded from the scope of the collaboration.

For drug targets that are subject to the collaboration, the Company has primary responsibility for conducting preclinical research activities (including target validation, drug discovery, identification or synthesis) in accordance with the applicable research plan agreed to by the parties and established on a target-by-target basis. The Company is obligated to use commercially reasonable efforts to identify relevant target binders and chimeric targeting molecules in order to identify development candidates. Subject to certain exceptions, each party will bear its own costs in the conduct of such research. Sanofi will be responsible for any development and commercialization activities, unless the Company exercises its co-development and co-promotion option. For those programs that the Company exercises its option to co-develop, co-promote and co-commercialize, the Company will be responsible for a portion of the U.S. development costs, and the parties will split U.S. profits and losses evenly and the Company will be eligible to receive royalties on ex-U.S. net sales and reduced milestone payments on such optioned products.

Upon signing the Sanofi Agreement, Sanofi agreed to pay an upfront payment of $55.0 million, which was received in January 2020, and the Company is eligible to receive additional payments if Sanofi exercises its option to expand the number of targets beyond the initial targets included in the collaboration or exercises an option to extend the license term with respect to a particular target. In addition, the Company is eligible to receive up to approximately $2.5 billion in total payments, including payments of up to $500.0 million upon the achievement of specified development milestones, up to $625.0 million upon the achievement of specified regulatory milestones and up to $1.3 billion upon the achievement of certain sales milestones, as well as up to $170.1 million in certain additional fees related to target licensing and reservation. In addition, the Company is eligible to receive tiered royalties ranging from mid-single digit to low teen percentages on annual net sales of any commercial products that may result from the collaboration, subject to certain reductions and excluding sales in the United States of any products for which the Company exercises its option to co-develop and co-promote, for which the parties share profits and losses evenly.

The Company identified the following promises in the Sanofi Agreement: (1) the research licenses, (2) the research services, (3) the obligation to share information during the research term and (4) the participation of alliance managers in the joint research committee and joint patent committee. The Company determined that the research licenses are not capable of being distinct due to the specialized nature of the research services to be provided by the Company, and, accordingly, this promise was combined with the research services as one single performance obligation. The Company also determined that Sanofi’s exclusive right to add up to two additional targets constitutes a material right as it represents a significant and incremental discount that Sanofi would not have received without entering into the Sanofi Agreement. The option to extend the license term does not represent a material right because it does not contain a significant and incremental discount.

In order to determine the transaction price, the Company evaluated all the payments to be received during the duration of the contract. Milestone and additional fees were considered variable consideration, which were not included in the transaction price based on the most likely amount method as of August 31, 2020. The Company will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur. The Company determined that the transaction price consists of the upfront payment of $55.0 million at the inception of the Sanofi Agreement and as of August 31, 2020. To account for the material right related to the two additional targets, instead of determining the standalone selling price for the option directly, the Company applied the practical alternative to allocating the transaction price by determining the consideration that it expects to receive in exchange for the research activities that it expects to provide on the two additional targets for a total of five targets. The practical alternative can be applied as the research activities for the two additional targets are similar to the research activities for the initial three targets. Consequently, for the purpose of applying the practical alternative to estimating the standalone selling price of the material right, an expected consideration of $77.0 million was used for revenue recognition allocation, which represents the $55.0 million paid upfront for the three initial drug targets, and the $22.0 million for the additional consideration related to two additional targets which was included as part of applying the practical alternative, but for which the option has not been exercised. Revenue is recognized over the research term of four years, the contractual initial research period, using the cost-based input method, which the Company determined most faithfully depicts the transfer of its performance obligations to Sanofi, based on actual costs incurred as a percentage of total estimated costs as the Company completes its performance obligations. The cumulative effect of revisions to estimated costs to complete the Company’s performance obligations will be recorded in the period in which changes are identified and amounts can be reasonably estimated. These actual costs consist primarily of internal FTE efforts and third party contract costs related to the Sanofi Agreement.

For the three and nine months ended August 31, 2020, the Company recognized collaboration revenue related to the Sanofi Agreement of $2.0 million and $4.2 million, respectively. As of August 31, 2020, $50.8 million was recorded as deferred revenue, of which $17.8 million was current, on the condensed consolidated balance sheet related to the Sanofi Agreement.

4. Condensed consolidated balance sheet components

Property and equipment, net

Property and equipment, net, consisted of the following (in thousands):

	August 31, 2020	November 30, 2019
Laboratory equipment	$13,274	$10,821
Leasehold improvements	2,658	2,483
Computer equipment	745	654
Furniture and fixtures	506	478
Software	1,057	282
Internal-use software	831	156
	19,071	14,874
Less: Accumulated depreciation and amortization	(12,539)	(11,003)
	$6,532	$3,871

Depreciation and amortization expense was $0.6 million and $0.6 million for the three months ended August 31, 2020 and 2019, respectively, and $1.5 million and $1.8 million for the nine months ended August 31, 2020 and 2019, respectively. All long-lived assets are maintained in the United States.

Accrued and other current liabilities

Accrued and other current liabilities consisted of the following (in thousands):

	August 31, 2020	November 30, 2019
Accrued compensation	$3,761	$3,751
Accrued contract research and lab supplies	1,909	322
Accrued professional services	440	512
Accrued taxes	34	33
Other	958	309
	$7,102	$4,927

5. Fair value measurements

In accordance with the authoritative guidance on fair value measurements and disclosures under U.S. GAAP, the Company discloses and recognizes the fair value of its assets and liabilities using a hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to valuations based upon unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to valuations based upon unobservable inputs that are significant to the valuation (Level 3 measurements). The guidance establishes three levels of the fair value hierarchy as follows:

Level 1—Inputs that reflect unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date;

Level 2—Inputs other than quoted prices included within Level 1 that are observable for the asset or liability either directly or indirectly, including inputs in markets that are not considered to be active; and

Level 3—Inputs that are unobservable.

Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires management to make judgments and considers factors specific to the asset or liability.

The following tables presents the Company’s financial assets, which consist of cash equivalents and investments classified as available-for-sale investments, that are measured at fair value on a recurring basis as of August 31, 2020 and November 30, 2019 (in thousands):

August 31, 2020	Level	Amortized cost	Unrealized gain	Unrealized loss	Estimated fair value
Money market funds	Level 1	$265,527	$—	$—	$265,527
U.S. treasury securities	Level 1	31,003	37	(2)	31,038
Corporate debt securities	Level 2	10,128	21	—	10,149
U.S. government agency securities	Level 2	9,021	24	—	9,045
Corporate commercial paper	Level 2	35,448	—	—	35,448
Municipal securities	Level 2	3,026	11	(1)	3,036
Long-term investments:
Corporate debt securities	Level 2	2,829	14	—	2,843
U.S. government agency securities	Level 2	30,389	15	(3)	30,401
Municipal securities	Level 2	7,632	22	—	7,654
Total		$395,003	$144	$(6)	$395,141

November 30, 2019	Level	Amortized cost	Unrealized gain	Unrealized loss	Estimated fair value
Money market funds	Level 1	$23,834	$—	$—	$23,834
U.S. treasury securities	Level 1	10,982	—	—	10,982
Corporate debt securities	Level 2	1,503	—	(1)	1,502
U.S. government agency securities	Level 2	1,402	—	—	1,402
Long-term investments:
Corporate debt securities	Level 2	507	—	(1)	506
Total		$38,228	$—	$(2)	$38,226

The Company classifies its money market funds and U.S. treasury securities, which are valued based on quoted market prices in active markets with no valuation adjustment, as Level 1 assets within the fair value hierarchy.

The Company classifies its investments in corporate debt securities, U.S. government agency securities, corporate commercial paper, and municipal securities as Level 2 assets within the fair value hierarchy. The fair values of these investments are estimated by taking into consideration valuations obtained from third-party pricing services. The pricing services utilize industry standard valuation models, including both income- and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of and broker/dealer quotes on the same or similar securities, issuer credit spreads, benchmark securities, prepayment/default projections based on historical data and other observable inputs. There were no transfers of financial instruments between valuation levels during the three and nine months ended August 31, 2020 and 2019.

As of August 31, 2020 and November 30, 2019, none of the Company’s available-for-sale investments that were in an unrealized loss position had been in an unrealized loss position for more than 12 months. During the three and nine months ended August 31, 2020 and 2019, the Company did not recognize any other-than-temporary impairment losses.

The Company’s short-term investments have maturities of less than one year from the respective condensed consolidated balance sheet dates. The Company’s long-term investments have maturities of between one and two years from the respective condensed consolidated balance sheet dates.

6. Commitments and contingencies

Legal proceedings

From time to time, the Company may be involved in legal proceedings in the ordinary course of business. The Company accrues a liability for such matters when it is probable that future expenditures will be made and that such expenditures can be reasonably estimated. Significant judgment is required to determine both probability and the estimated amount. Legal fees and other costs associated with such actions are expensed as incurred. As of August 31, 2020, the Company had no outstanding, pending or threatened litigation.

Indemnifications

In the ordinary course of business, the Company often includes standard indemnification provisions in its arrangements with its partners, suppliers and vendors, among others. Pursuant to these provisions, the Company may be obligated to indemnify such parties for losses or claims suffered or incurred in connection with its service, breach of representations or covenants, intellectual property infringement or other claims made against such parties. These provisions may limit the time within which an indemnification claim can be made. It is not possible to determine the maximum potential amount under these indemnification obligations due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. The Company has not incurred any material costs as a result of such indemnifications and has not accrued any liabilities related to such obligations in these condensed consolidated financial statements as management believes such liability is immaterial.

In addition, the Company has entered into indemnification agreements with directors and certain officers and employees that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers or employees. No demands have been made upon the Company to provide indemnification under such agreements, and thus, there are no claims that the Company is aware of that could have a material effect on the Company’s condensed consolidated financial statements. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is not specified in the agreements. However, the Company currently has directors’ and officers’ insurance that reduces its exposure and may enable the Company to recover a portion of any future amounts paid.

Operating leases

The Company leases office and laboratory facilities in San Francisco, California under a lease agreement. The original lease term was scheduled to end 60 months following the Company’s full occupancy of the leased premises, which occurred in April 2015. In October 2015, the Company entered into a second lease agreement for additional space in the same building as its existing office and laboratory facilities. In November 2017, the Company entered into an amendment to its original lease agreement that combined the Company’s two leases into a single lease agreement and extended the term of the lease agreement through April 30, 2025. The Company is required to pay base rent plus the tenant’s proportionate share of operating expenses as defined in the lease agreement. Under the terms of the lease agreement, the Company paid the landlord security deposits totaling $91,000 and issued a letter of credit to the landlord in the amount of $70,000, which is collateralized by a restricted deposit of $70,000. In June 2020, the Company entered into a new lease agreement for additional space in the same building as the Company’s existing office for a 14-month term ending on July 31, 2021.

In December 2015, the Company entered into its first sublease agreement under which a portion of the Company’s leased space is subleased to another tenant. The term of the sublease, which was originally scheduled to end on December 31, 2017, was extended through December 31, 2018 as the result of an amendment executed in November 2017. The sublessee defaulted on this sublease agreement in August 2018, upon which a new creditor negotiated a second amendment to sublease dated October 2018 and the sublease agreement became a month to month agreement that ended in February 2019. The Company entered into its second sublease agreement with a different tenant in November 2018, which was subsequently amended in March 2019 to increase the size of the space. The term of the second sublease ended in August 2019.

Rent expense and sublease income was as follows (in thousands):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2020	2019	2020	2019
Rent expense under operating leases	$782	$764	$2,244	$2,230
Sublease income	—	(65)	—	(311)
Net rent expense	$782	$699	$2,244	$1,919

Future minimum lease payments under the Company’s lease agreement as of August 31, 2020 were as follows (in thousands):

Year ending November 30,	Operating Leases
2020 (remaining 3 months)	$830
2021	3,332
2022	3,337
2023	3,438
2024	3,541
Thereafter	1,493
Total minimum lease payments	$15,971

7. Common stock

The Company’s Certificate of Incorporation, as amended, authorizes the Company to issue up to 500,000,000 and 65,000,000 shares of $0.001 par value common stock as of August 31, 2020 and November 30, 2019, respectively. Common stockholders are entitled to dividends when and if declared by the Company’s board of directors, subject to the prior rights of the preferred stockholders. The holder of each share of common stock is entitled to one vote. The common stockholders voting as a class are entitled to elect one member to the Company’s board of directors. As of August 31, 2020, no dividends have been declared.

Common stock reserved for future issuance, on an as-if converted basis, as of August 31, 2020 and November 30, 2019, consists of the following and has been adjusted for the 1-for-3 reverse stock split:

	August 31,	November 30,
	2020	2019
Conversion of redeemable convertible preferred stock	—	12,813,887
Issuance of options under stock option plan	3,460,677	1,913,792
Shares available for future stock option grants	3,982,545	412,204
Shares available for issuance under employee stock purchase plan	730,000	—
Total common stock reserved for future issuance	8,173,222	15,139,883

8. Redeemable convertible preferred stock

The Company’s Certificate of Incorporation, as amended, authorizes the Company to issue zero and 48,441,667 shares of redeemable convertible preferred stock as of August 31, 2020 and November 30, 2019, respectively, with a par value of $0.001 per share. Designated and outstanding redeemable convertible preferred stock and its principal terms were as follows at November 30, 2019 (in thousands, except share amounts):

	Shares authorized	Shares issued and outstanding	Liquidation value	Net carrying value
Series A-1	1,800,000	600,000	$900	$892
Series A-2	6,625,000	2,208,332	5,300	5,209
Series B	35,150,000	8,383,333	25,150	25,100
Series C	4,866,667	1,622,222	17,033	16,994
	48,441,667	12,813,887	$48,383	$48,195

In March 2020, the Company issued 9,431,364 shares of Series D redeemable convertible preferred stock at an issuance price of $12.75 per share, resulting in net proceeds of $119.9 million. The Series D redeemable convertible preferred stock had a liquidation price per share equal to the original issue price per share.

Immediately prior to the closing of the IPO in July 2020, all shares of redeemable convertible preferred stock then outstanding, including 9,431,364 shares of Series D redeemable convertible preferred stock, converted into 22,245,251 shares of common stock. There were no shares of redeemable convertible preferred stock outstanding as of August 31, 2020.

The redeemable convertible preferred stock was recorded in mezzanine equity because while it was not mandatorily redeemable, it would have become redeemable at the option of the preferred stockholders upon the occurrence of a deemed liquidation event that was considered not solely within the Company’s control.

9. Stock-based compensation

2020 Equity Incentive Plan

In July 2020, the Company’s board of directors approved, and the Company adopted the 2020 Equity Incentive Plan (the 2020 Plan). The 2020 Plan became effective on July 22, 2020. The 2020 Plan provides for the granting of stock options, stock appreciation rights (SARs), restricted stock awards (RSAs), restricted stock units (RSUs), performance awards and stock bonus awards to employees, directors, consultants, independent contractors and advisors of the Company. Under the 2020 Plan, the Company generally grants stock-based awards with service-based vesting conditions only. Options granted typically vest over a four-year period but may be granted with different vesting terms. In the case of an incentive stock option granted to an employee who at the time of grant owns stock representing more than 10% of the total combined voting power of all classes of stock, the exercise price shall be no less than 110% of the fair value per share on the date of grant, and the award shall expire five years from the date of grant. In the case of all other stock options, the per share exercise price shall be no less than 100% of the fair value per share on the date of grant.

Following the effectiveness of the 2020 Plan, the Company ceased making grants under the 2012 Equity Incentive Plan (the 2012 Plan). However, the 2012 Plan continues to govern the terms and conditions of the outstanding awards granted under it. Shares of common stock subject to awards granted under the 2012 Plan that cease to be subject to such awards by forfeiture or otherwise after the termination of the 2012 Plan will be available for issuance under the 2020 Plan.

As of August 31, 2020, there were 3,982,545 shares of common stock reserved for future issuance pursuant to the 2020 Plan.

2012 Equity Incentive Plan

In April 2012, the Company’s board of directors approved, and the Company adopted the 2012 Plan. The 2012 Plan provides for the granting of stock options, SARs, RSAs, and RSUs to employees, directors, consultants and advisors of the Company. Options granted under the 2012 Plan generally vest over four years. Options granted under the 2012 Plan may, but need not, be exercisable immediately, with any shares issued on exercise being subject to the Company’s right of repurchase.

As of August 31, 2020, there were no shares of common stock reserved for issuance pursuant to the 2012 Plan.

Activity under the 2020 Plan and 2012 Plan is set forth below and has been adjusted for the 1-for-3 reverse stock split (in thousands, except per share data):

	Number of options outstanding	Weighted- average exercise price	Weighted- average contractual life (in years)	Aggregate intrinsic value(1)
Balances as of November 30, 2019	1,913,792	$1.46	0.38	$762
Additional shares authorized	—
Options granted	2,078,576	8.74
Options exercised	(456,460)	2.07
Options forfeited	(75,231)	3.62
Shares repurchased	—
Balances as of August 31, 2020	3,460,677	$5.71	9.00	$61,228
Options vested and expected to vest as of August 31, 2020(2)	3,625,569	$5.61	8.98	$64,493
Options exercisable as of August 31, 2020	2,993,112	$4.92	8.89	$55,306

(1)

The aggregate intrinsic values were calculated as the pre-tax difference between the exercise price of stock options and the quoted market price of the Company’s common stock on August 31, 2020 for all in-the-money stock options.

(2)

Certain stock options granted by the Company prior to the date of IPO are exercisable at the date of grant, with unvested shares subject to repurchase by the Company in the event of voluntary or involuntary termination of employment of the stockholder. Such exercises are recorded as a liability in the condensed consolidated balance sheets and reclassified into equity as the options vest. As of August 31, 2020, a total of 164,892 share of common stock were subject to repurchase by the Company at the lower of (i) the fair market value of such shares on the date of repurchase, or (ii) the original exercise price of such shares. The corresponding exercise value of $0.6 million as of August 31, 2020 is recorded in share-based compensation liability.

2020 Employee Stock Purchase Plan

In July 2020, the Company’s board of directors adopted the 2020 Employee Stock Purchase Plan (the 2020 ESPP) that became effective upon the date of the IPO in order to enable eligible employees to purchase shares of common stock with accumulated payroll deductions. The 2020 ESPP is intended to qualify under Section 423 of the Internal Revenue Code, as amended. Under the 2020 ESPP, eligible employees are offered the option to purchase shares of common stock at a discount over a series of offering periods. Each offering period may consist of one or more purchase periods.  The purchase price for shares of common stock purchased under the 2020 ESPP will be 85% of the lesser of the fair market value of the Company’s common stock on (i) the first trading day of the applicable offering period or (ii) the last trading day of each purchase period in the applicable offering period.

As of August 31, 2020, there were 730,000 shares of common stock reserved for issuance pursuant to the 2020 ESPP. The first offering period commenced as of July 23, 2020, the date on which the Company’s registration statement on Form S-1 relating to its IPO of common stock became effective, and it will end on February 15, 2021. The first purchase period will be the same as the first offering period and the first purchase date will be the last trading day of the purchase period, which is February 12, 2021.

The following table sets forth stock-based compensation expense related to stock options and ESPP that is included in the Company’s condensed consolidated statements of operations (in thousands):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2020	2019	2020	2019
Research and development	$566	$79	$930	$220
General and administrative	549	57	835	123
Total stock-based compensation	$1,115	$136	$1,765	$343

 As of August 31, 2020, the total compensation cost related to stock-based awards not yet recognized was $12.5 million, which is expected to be amortized on a straight-line basis over the weighted-average remaining vesting period of approximately 3.48 years.

10. Defined contribution plan

The Company sponsors a defined-contribution savings plan under Section 401(k) of the Internal Revenue Code (the 401(k) Plan), which provides for the Company to make discretionary matching or discretionary annual contributions to the 401(k) Plan, for its employees. Substantially all of the Company’s employees are eligible to participate. Employees may contribute a percentage of their annual compensation to the plan, subject to statutory limitations. The Company made contributions to the 401(k) Plan during the three and nine months ended August 31, 2020 and 2019. The Company recorded contribution expense of $57,000 and $39,000 during the three months ended August 31, 2020 and 2019, respectively, and $0.3 million and $0.3 million during the nine months ended August 31, 2020 and 2019, respectively.

11. Income Taxes

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act) was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, permits net operating loss (NOL) carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021. In addition, the CARES Act allows NOLs incurred in taxable years 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. Any tax benefit as a result of the CARES Act is primarily due to the carryback of NOLs to prior taxable years and increased interest expense deductions. In the second fiscal quarter of 2020, the Company filed a refund claim of $15.7 million to carryback its NOLs generated in the fiscal year ended November 30, 2018, and the Company intends to file an additional refund claim to carryback its NOLs generated in the fiscal year ended November 30, 2019 to recover an additional $3.9 million of income tax. Additionally, as a result of the CARES Act, the Company anticipates its NOL carryback claims will displace certain research and development credits that were originally used to offset previous tax expense. As a result, the Company recorded a discrete income tax benefit of $20.6 million, which consist of the carryback claims and the reversal of the uncertain tax liabilities, in the condensed statement of operations for the nine months ended August 31, 2020. During the third fiscal quarter of 2020, the Company received cash for the first refund claim of $16.3 million including an interest income of $567,000, leaving the remaining income tax receivable of $3.9 million for the anticipated tax refund claims on the condensed consolidated balance sheet as of August 31, 2020.

For the three months ended August 31, 2020 and 2019, the Company recorded a current income tax expense of $0 and $10,000, respectively. For the nine months ended August 31, 2020 and 2019, the Company recorded an income tax benefit of $20.6 million and a current income tax expense of $29,000, respectively. Deferred income taxes reflect the net tax effects of loss and credit carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Realization of the deferred tax assets is dependent upon future taxable income, the amount, if any, and timing of which are uncertain. The Company had generated losses since inception and has established a valuation allowance to offset deferred tax assets as of August 31, 2020 and November 30, 2019 due to the uncertainty of realizing future tax benefits from its NOL carryforwards and other deferred tax assets.

The Company files income tax returns in the United States and in the states of California and New Jersey. The Internal Revenue Service (IRS) commenced an examination of the Company’s U.S. income tax return for the years ended December 31, 2016 and November 30, 2017 that is anticipated to be completed in 2021. In 2019, the IRS gave the Company a proposed adjustment denying a portion of the Company’s research and development (R&D) credits. The Company did not agree with the IRS’s position. However, pursuant to a measurement analysis the Company recorded an unrecognized tax benefit related to the 2016 and 2017 R&D credits. In September 2020, the Company and the IRS reached a settlement on the R&D credit issue. As a result, the Company removed the associated unrecognized tax benefit and decreased its R&D credit carryforward. See Note 14, “Subsequent events” for details. Additionally, the California Franchise Tax Board (the FTB) initiated an examination of the Company’s California tax return for the years ended December 31, 2015 and 2016. As of the issuance date of these condensed consolidated financial statements, the FTB has not yet issued any assessments. The Company’s tax years will remain open for examination by the federal and state authorities for three and four years, respectively, from the date of utilization of any NOL or credits.

In the second fiscal quarter of 2020, the Company reclassified its liability for uncertain tax positions on the condensed consolidated balance sheet against its deferred tax asset balance, with an adjustment to the valuation allowance for deferred taxes for the same amount, as a result of the impact of the CARES Act upon the Company’s NOL carryback claims. Due to the Company’s NOL carryback claims, any federal audit settlements are recorded as adjustments to the Company’s R&D credit carryforwards and NOL balances instead of a cash tax payment. As of August 31, 2020 and November 30, 2019, there are no tax benefits included in the balance of unrecognized tax benefits that, if recognized, would affect the effective tax rate.

12. Net loss per share

The following table sets forth the computation of the Company’s basic and diluted net loss per share attributable to common stockholders, which excludes shares which are legally outstanding but subject to repurchase by the Company (in thousands, except share and per share data):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2020	2019	2020	2019
Numerator:
Net loss	$(18,517)	$(2,427)	$(23,328)	$(8,180)
Denominator:
Weighted-average number of shares outstanding, basic and diluted	31,383,936	3,667,335	27,688,972	3,433,809
Net loss per share attributable to common stockholders, basic and diluted	$(0.59)	$(0.66)	$(0.84)	$(2.38)

The following potentially dilutive securities were excluded from the computation of the diluted net loss per share of common stock for the periods presented because their effect would have been anti-dilutive:

	Three and Nine Months Ended August 31,
	2020	2019
Redeemable convertible preferred stock on an as-converted basis	—	12,813,887
Options to purchase common stock	3,460,677	1,803,136
Options early exercised subject to vesting	164,892	146,441
Shares expected to be purchased under employee stock purchase plan	62,104	—
Total	3,687,673	14,763,464

13. Related party transactions

As of August 31, 2020 and November 30, 2019, post-acquisition of Celgene, BMS owned 1,622,222 shares of the Company’s common stock and 1,622,222 shares of the Company’s Series C redeemable convertible preferred stock, respectively. For the three months ended August 31, 2020 and 2019, the Company recorded collaboration revenue of $0 and $9.7 million, respectively, and for the nine months ended August 31, 2020 and 2019, the Company recorded collaboration revenue of $0 and $28.4 million, respectively. As of August 31, 2020 and November 30, 2019, deferred revenue related to the Celgene agreement was $0. In June 2019, the Celgene Agreement was terminated in its entirety with no further payments from Celgene and no remaining deliverables from the Company. See Note 3, “Collaboration agreements—Celgene (a related party)” for a discussion of the Celgene Agreement.

14. Subsequent events

In 2019, the IRS gave the Company a proposed adjustment denying a portion of the Company’s R&D credits. The amount of a proposed adjustment was $0.8 million and $0.9 million for 2016 and 2017, respectively. On September 21, 2020, the Company participated in a Fast Track settlement, a voluntary mediation program offered by the IRS, and agreed to accept a reduction of $0.6 million and $0.5 million for the 2016 and 2017 R&D credits, respectively. Accordingly, the Company has decreased the amount of its R&D credit carryforward by $1.1 million and recorded a decrease to the associated unrecognized tax benefit with an offset to the valuation allowance for deferred taxes. The settlement did not result in adjustments to the provision for income taxes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our interim condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our final prospectus (Prospectus) dated July 23, 2020 and filed with the U.S. Securities and Exchange Commission (SEC) pursuant to Rule 424(b) under the Securities Act of 1933, as amended (the Securities Act) on July 24, 2020. As discussed in the section titled “Special Note Regarding Forward Looking Statements,” the following discussion and analysis contains forward looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those identified below and those discussed in the section titled “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q and in our Prospectus.

Overview

We are a biopharmaceutical company focused on the discovery, development and commercialization of small molecule therapies designed to modulate cellular protein levels as a novel treatment approach for cancer and immune disorders. Leveraging our extensive expertise in E3 ligases together with our proprietary DNA-encoded libraries, we have built DELigase, an integrated discovery platform to identify and advance novel drug candidates targeting E3 ligases, a broad class of enzymes that can modulate proteins within the cell. Our drug discovery approach is to either harness or inhibit the natural function of E3 ligases within the ubiquitin-proteasome system to selectively decrease or increase cellular protein levels. Our wholly owned pipeline comprises targeted protein degraders of Bruton’s tyrosine kinase (BTK), a B-cell signaling protein, and inhibitors of CBL-B, an E3 ligase that regulates T cell activation. Our lead drug candidate from our protein degradation portfolio, NX-2127, is an orally available BTK degrader for the treatment of relapsed or refractory B-cell malignancies. We expect to file an investigational new drug application (IND) for NX-2127 with the U.S. Food and Drug Administration (FDA) in late fourth quarter of 2020 or the first quarter of 2021 and to commence a Phase 1 clinical trial thereafter. Our lead drug candidate from our E3 ligase inhibitor portfolio, NX-1607, is an orally available CBL-B inhibitor for immuno-oncology indications. We expect to file an IND for NX-1607 with the FDA in the third quarter of 2021 and to commence a Phase 1 clinical trial thereafter. We have two additional clinical candidates, NX-5948, an orally available BTK degrader, and DeTIL-0255, a drug-enhanced tumor infiltrating lymphocyte adoptive cellular therapy, for which we anticipate filing INDs in the second half of 2021. All expected IND submission timings are based on calendar quarters. Beyond these preclinical programs, we are advancing additional drug discovery programs, either independently or through our established strategic collaborations with Sanofi S.A. (Sanofi), Gilead Sciences, Inc. (Gilead).

Since the commencement of our operations, we have devoted substantially all of our resources to conducting research and development activities, establishing and maintaining our intellectual property portfolio, establishing our corporate infrastructure, raising capital and providing general and administrative support for these operations. We have funded our operations to date primarily from proceeds received under collaboration and license agreements with Sanofi, Gilead, and Celgene Corporation (Celgene) and the issuance and sale of common and redeemable convertible preferred stock. We do not expect to generate product revenue unless and until we successfully develop and obtain approval for the commercialization of a product candidate, and we cannot assure you that we will ever generate significant revenue or profits.

Since inception, we have generally incurred significant losses and negative cash flows from operations. We incurred net losses of $18.5 million and $23.3 million during the three and nine months ended August 31, 2020, respectively, and $2.4 million and $8.2 million during the three and nine months ended August 31, 2019, respectively. As of August 31, 2020, we had an accumulated deficit of $83.8 million. These losses have resulted primarily from costs incurred in connection with research and development activities and general and administrative costs associated with our operations.

We do not expect to generate any revenue from commercial product sales unless and until we successfully complete development and obtain regulatory approval for one or more of our product candidates, which we expect will take a number of years. We expect our expenses will increase substantially as we advance our product candidates through preclinical and into clinical development; enter advanced clinical development and scale up external manufacturing capabilities to supply clinical trials; apply our DELigase platform to advance additional product candidates and expand the capabilities of our platform; seek marketing approvals for any product candidates that successfully complete clinical trials; ultimately establish a sales, marketing and distribution infrastructure and scale up external manufacturing capabilities to commercialize any products for which we may obtain marketing approval; expand, maintain and protect our intellectual property portfolio; and hire additional clinical, regulatory, manufacturing, quality assurance and scientific personnel. Furthermore, we expect to continue to incur additional costs associated with operating as a public company, including significant legal, accounting, insurance, investor relations and other administrative and professional services expenses.

Our net losses and cash flows may fluctuate significantly from period to period, depending on, among other things, variations in the level of expense related to the ongoing development of our product candidates, our DELigase platform or future development programs; the delay, addition or termination of clinical trials; and the execution of any additional collaboration, licensing or similar arrangements, and the timing of payments we may make or receive under such arrangements.

As of August 31, 2020, we had $395.1 million in cash, cash equivalents and investments. In July 2020, we closed our initial public offering, and issued 12,550,000 shares of our common stock (including the exercise by the underwriters of their option to purchase an additional 1,550,000 shares of common stock in August 2020) at a price to the public of $19.00 per share for net proceeds of approximately $218.1 million, after deducting underwriting discounts and commissions of $16.7 million and expenses of $3.6 million. We expect that our existing cash, cash equivalents and investments are sufficient to fund our operations for at least the next 12 months. See the section titled “—Liquidity and capital resources” for more information. To finance our operations beyond that point, we will need to raise substantial additional capital to complete the development and commercialization of our product candidates. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing and distribution arrangements. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans.

We are subject to risks and uncertainties as a result of the current coronavirus (COVID-19) pandemic. The COVID-19 pandemic, which is impacting worldwide economic activity, poses the risk that we or our employees, contractors, suppliers and other partners may be prevented from conducting business activities for an indefinite period of time, including due to shutdowns that may be requested or mandated by governmental authorities. While the impact of the COVID-19 pandemic to our current operations has been minimal as we have not yet commenced clinical trials, the extent to which the COVID-19 pandemic will impact our business, financial condition, liquidity and results of operations in the future will depend on future developments that are highly uncertain and cannot be predicted at this time.

Collaboration and license agreements

Sanofi Collaboration and License Agreement

In December 2019, we entered into a strategic collaboration with Sanofi, which became effective in January 2020 (the Sanofi Agreement), to discover, develop and commercialize a pipeline of targeted protein degradation drugs for patients with challenging diseases in multiple therapeutic areas using our DELigase platform to identify small molecules designed to induce degradation of three specified initial drug targets, with an option by Sanofi to expand to a total of five targets. Over time and subject to certain limitations, Sanofi may elect to replace the drug targets with other reserved targets.

Under the Sanofi Agreement, Sanofi has exclusive rights and is responsible for the clinical development, commercialization and manufacture of product candidates resulting from the collaboration while we retain the option to co-develop, co-promote and co-commercialize all product candidates in the United States directed to up to two targets under certain conditions. The collaboration excludes our current internal protein degradation programs for which we retain all rights, and also excludes our future internal programs, provided that we have distinguished future programs as excluded from the scope of the collaboration.

For drug targets that are subject to the collaboration, we have primary responsibility for conducting preclinical research activities (including target validation, drug discovery, identification or synthesis) in accordance with the applicable research plan agreed to by the parties and established on a target-by-target basis. We are obligated to use commercially reasonable efforts to identify relevant target binders and chimeric targeting molecules (CTMs) in order to identify development candidates. Subject to certain exceptions, each party will bear its own costs in the conduct of such research. Sanofi will be responsible for any development and commercialization activities, unless we exercise our co-development and co-promotion option. For those programs that we exercise our option to co-develop, co-promote and co-commercialize, we will be responsible for a portion of the U.S. development costs, and the parties will split U.S. profits and losses evenly and we will be eligible to receive royalties on ex-U.S. net sales and reduced milestone payments on such optioned products.

Upon signing the Sanofi Agreement, Sanofi agreed to pay us an upfront payment of $55.0 million, which was received in January 2020, and we are eligible to receive additional payments if Sanofi exercises its option to expand the number of targets beyond the initial targets included in the collaboration or exercises an option to extend the license term with respect to a particular target. In addition, we are eligible to receive up to approximately $2.5 billion in total payments based on certain additional fees, payments and the successful completion of certain research development, regulatory and sales milestones, as well as tiered royalties ranging from mid-single digit to low teen percentages on annual net sales of any commercial products that may result from the collaboration, subject to certain reductions and excluding sales in the United States of any products for which we exercise our option to co-develop and co-promote, for which we share profits and losses evenly.

We recognized collaboration revenue from the Sanofi Agreement of $4.2 million during the nine months ended August 31, 2020. As of August 31, 2020, there was $50.8 million of deferred revenue related to payments received by us under the Sanofi Agreement.

Gilead Collaboration, Option and License Agreement

In June 2019, we entered into a global strategic collaboration agreement with Gilead, which was amended in August 2019 (the Gilead Agreement), to discover, develop and commercialize a pipeline of targeted protein degradation drugs for patients with cancer and other challenging diseases using our DELigase platform to identify novel agents that utilize E3 ligases to induce degradation of five specified drug targets.

Under the Gilead Agreement, Gilead has the option to license drug candidates directed to up to five targets resulting from the collaboration and is responsible for the clinical development and commercialization of product candidates resulting from the collaboration. We retain the option to co-develop and co-promote, under a profit share structure, up to two product candidates in the United States under certain conditions. The collaboration excludes our current internal protein degradation programs for which we retain all rights, and also excludes our future internal programs, provided that we have distinguished future programs as excluded from the scope of the collaboration.

Over time, Gilead may elect to replace the initial drug targets with other drug targets. For drug targets that are subject to the collaboration, we are obligated to use commercially reasonable efforts to undertake a research program in accordance with a research plan agreed to by the parties and established on a target-by-target basis. We have primary responsibility under the agreement for performing preclinical research activities (including target validation, drug discovery, identification or synthesis) pursuant to a research plan. Each party will bear its own costs in the conduct of research activities. Gilead will be responsible for any development, commercialization and manufacturing activities, unless we exercise our co-development and co-promotion option. For those programs that we exercise our option to co-develop and co-promote, we and Gilead will split U.S. development costs as well as U.S. profits and losses evenly, and we will be eligible to receive royalties on ex-U.S. net sales and reduced milestone payments.

Pursuant to the Gilead Agreement, we received an upfront payment of $45.0 million, plus $3.0 million in additional fees, and we are eligible to receive up to approximately $2.3 billion in total additional payments based on certain additional fees, payments and the successful completion of certain preclinical, clinical, development and sales milestones. In addition, we are eligible to receive tiered royalties from mid-single digit to low tens percentages on annual net sales from any commercial products directed to the optioned collaboration targets, subject to certain reductions and excluding sales in the United States of any products for which we exercise our option to co-develop and co-promote, for which we share profits and losses evenly. In February 2020, we achieved a research milestone, resulting in a $2.5 million additional payment, which we received in April 2020, and in May 2020, we recorded $1.0 million in additional fees related to a certain target reservation, which we received in June 2020.

We recognized collaboration revenue from the Gilead Agreement of $6.9 million and $0.8 million during the nine months ended August 31, 2020 and 2019, respectively. As of August 31, 2020 , there was $41.9 million of deferred revenue related to payments received by us under the Gilead Agreement.

Celgene Research and Collaboration Agreement

In September 2015, we entered into a strategic collaboration with Celgene (the Celgene Agreement) with an initial research term of four years pursuant to which we received an upfront payment of $150.0 million. In addition, in September 2015, Celgene purchased 1,622,222 shares of our Series C redeemable convertible preferred stock at a price of $10.50 per share, resulting in net proceeds of $17.0 million. In January 2019, Celgene and Bristol-Myers Squibb Company (BMS) entered into a definitive merger agreement pursuant to which Celgene agreed to be acquired by BMS. Based on our request for notification of the future disposition of our agreement, in June 2019, Celgene notified us that it was terminating the Celgene Agreement. Upon termination of the Celgene Agreement in June 2019, any rights that Celgene had under the agreement reverted to us and no termination payments were due or payable.

We recognized no collaboration revenue from the Celgene Agreement during the nine months ended August 31, 2020. During the nine months ended August 31, 2019, we recognized $28.4 million in collaboration revenue under the Celgene Agreement. As of August 31, 2020, there was no deferred revenue related to payments received by us under the Celgene Agreement.

Formation of DeCART Therapeutics Inc.

In June 2020, we established DeCART Therapeutics Inc. (DeCART), a wholly owned subsidiary, with an investment of $3.0 million and granted DeCART a license to three of our compounds, including NX-0255, for drug-enhanced isolation of T cells nonexclusively with respect to one chimeric antigen receptor T cell (CAR-T) therapy target and exclusively with respect to three novel CAR-T therapy targets. DeCART expects to combine our protein modulation technologies with novel CAR-T therapies to address current immunotherapy limitations and improve outcomes for patients with cancer, and subsequently seek equity financing from third parties and become an independent operating entity. DeCART granted to its external founders stock options to purchase shares of DeCART’s common stock equal to 14% of the fully diluted capitalization of DeCART. Following either the third-party funding or the exercise of the stock option grants, DeCART will no longer be a wholly owned subsidiary.

Financial operations overview

Collaboration revenue

We have no products approved for commercial sale and to date have not generated any revenue and do not expect to generate any revenue from the sale of products in the near future.

Our revenue to date has been generated from payments received pursuant to collaboration and license arrangements with strategic partners. Collaboration revenue consists of revenue received from upfront, milestone and contingent payments received from our collaborators. Prior to December 1, 2019, we recognized revenue from upfront payments over the term of our estimated period of performance using either a straight-line or input/proportional performance approach, depending on the agreement, in accordance with Accounting Standards Codification (ASC) 605, Revenue Recognition. Revenue related to the upfront payment received pursuant to the Celgene Agreement was recognized using a straight-line basis. Effective December 1, 2019, we began recognizing revenue from upfront payments over the contract term using a cost-based input method under Topic 606, Revenue from Contracts with Customers. Revenue related to the upfront payments received pursuant to the Gilead Agreement was recognized using the input/proportional performance approach prior to December 1, 2019 and the cost-based input method beginning December 1, 2019. There would have been no difference between the revenue recognized under Topic 606 and the revenue recognized under ASC 605 for the Gilead Agreement. Revenue related to the upfront payment received pursuant to the Sanofi Agreement was recognized using the cost-based input method. The material right to the two additional targets under the Sanofi Agreement was accounted for using the practical alternative and the expected consideration to be received on the options was included for revenue allocation. We expect to continue recognizing revenue from upfront payments related to our collaboration agreements using the cost-based input method in the foreseeable future.

In addition to receiving upfront payments, we may also be entitled to milestones and other contingent payments upon achieving predefined objectives. If a milestone is considered probable of being reached, and if it is probable that a significant revenue reversal would not occur, the associated milestone amount would also be included in the transaction price.

We expect that any collaboration revenue we generate from our current collaboration and license agreements, and from any future collaboration partners, will fluctuate in the future as a result of the timing and amount of upfront, milestones and other collaboration agreement payments and other factors.

Research and development expenses

Research and development expenses consist primarily of costs incurred for the discovery and development of our product candidates. We expense both internal and external research and development expenses to operations in the periods in which they are incurred. Nonrefundable advance payments for goods or services to be received in future periods for use in research and development activities are deferred and capitalized. The capitalized amounts are then expensed as the related goods are delivered and as services are performed. We track the external research and development costs incurred for each of our product candidates.

Internal research and development costs include:

•	payroll and personnel expenses, including benefits, stock-based compensation and travel expenses, for our research and development functions; and
•	depreciation of research and development equipment, allocated overhead and facilities-related expenses.

External research and development expenses consist primarily of costs incurred for the development of our product candidates and may include:

•	fees paid to third parties such as consultants, contractors and contract research organizations to conduct our discovery programs, preclinical studies and clinical trials;
•	costs to acquire, develop and manufacture supplies for preclinical studies and clinical trials, including fees paid to third parties such as contract manufacturing organizations; and
•	expenses related to laboratory supplies and services.

We expect our research and development expenses to increase substantially for the foreseeable future as we continue to invest in research and development activities to advance our product candidates into and through our preclinical studies and clinical trials, pursue regulatory approval of our product candidates and expand our product candidate pipeline. The process of conducting the necessary preclinical and clinical research to obtain regulatory approval is costly and time-consuming. To the extent that our product candidates advance and continue to advance into clinical trials, our expenses will increase substantially and may become more variable. The actual probability of success for our product candidates may be affected by a variety of factors, including the safety and efficacy of our product candidates, investment in our clinical programs, the ability of collaborators to successfully develop our licensed product candidates, manufacturing capability, competition with other products and commercial viability. As a result of these variables, we are unable to determine when and to what extent we will generate revenue from the commercialization and sale of our product candidates. We may never succeed in achieving regulatory approval for any of our product candidates.

General and administrative expenses

General and administrative expenses consist primarily of payroll and personnel expenses, including benefits and stock-based compensation, facilities-related expenses and professional fees for legal, consulting, and audit and tax services. We expect our general and administrative expenses to increase substantially for the foreseeable future as we continue to build our infrastructure, increase our headcount and operate as a public company. This may include expenses related to compliance with the rules and regulations of the Securities and Exchange Commission (SEC) and listing standards applicable to companies listed on a national securities exchange, additional insurance, investor relations activities and other administrative and professional services. We also expect our intellectual property expenses to increase as we expand our intellectual property portfolio.

Interest and other income, net

Interest and other income, net primarily consists of interest earned on our cash, cash equivalents and investments. We expect interest income to vary each reporting period depending on our average bank deposit, money market fund, and investment balances during the period and market interest rates.

Provision (benefit) for income taxes

The provision for income taxes primarily consists of reserves for unrecognized tax benefits and minimum state taxes. The benefit for income taxes consists of a discrete tax benefit from an adjustment to the net operating loss (NOL) deferred tax asset and valuation allowance. We have generated net operating losses since inception, and have established a full valuation allowance against our deferred tax assets due to the uncertainty surrounding the realization of such assets.

Results of operations

Comparison of the three and nine months ended August 31, 2020 and 2019

	Three months ended August 31,		Change	Nine months ended August 31,		Change
(in thousands)	2020	2019		$2020	2019	$
Collaboration revenue(1)	$4,085	$10,580	$(6,495)	$11,131	$29,253	$(18,122)
Operating expenses:
Research and development	18,939	11,008	7,931	46,049	32,201	13,848
General and administrative	4,338	2,184	2,154	10,057	5,724	4,333
Total operating expenses	23,277	13,192	10,085	56,106	37,925	18,181
Loss from operations	(19,192)	(2,612)	(16,580)	(44,975)	(8,672)	(36,303)
Interest income and other income	675	195	480	1,071	521	550
Loss before provision (benefit) for income taxes	(18,517)	(2,417)	(16,100)	(43,904)	(8,151)	(35,753)
Provision (benefit) for income taxes	—	10	(10)	(20,576)	29	(20,605)
Net loss	$(18,517)	$(2,427)	$(16,090)	$(23,328)	$(8,180)	$(15,148)

(1)

Collaboration revenue for the three months ended August 31, 2020 and 2019 includes related party revenue of $0 and $9.7 million, respectively. Collaboration revenue for the nine months ended August 31, 2020 and 2019 includes related party revenue of $0 and $28.4 million, respectively.

Collaboration revenue

Our collaboration revenue was $4.1 million for the three months ended August 31, 2020 and was related to payments received pursuant to the Gilead Agreement and the Sanofi Agreement, and $10.6 million for the three months ended August 31, 2019 and was related to payments received pursuant to the Gilead Agreement and the Celgene Agreement. The decrease in collaboration revenue was attributable to the termination of the Celgene Agreement in June 2019, which resulted in no revenue recognition in 2020, offset by the revenue recognized related to the Gilead Agreement and the Sanofi Agreement.

Our collaboration revenue was $11.1 million for the nine months ended August 31, 2020 and was related to payments received pursuant to the Gilead Agreement and the Sanofi Agreement, and $29.3 million for the nine months ended August 31, 2019 and was related to payments received pursuant to the Gilead Agreement and the Celgene Agreement. The decrease in collaboration revenue for the nine months year-over-year was also attributable to the termination of the Celgene Agreement in June 2019, which resulted in no revenue recognition in 2020, offset by the revenue recognized related to the Gilead Agreement and the Sanofi Agreement.

Research and development expenses

Our research and development expenses for the three and nine months ended August 31, 2020 and 2019 are summarized as follows:

	Three months ended August 31,		Change	Nine months ended August 31,		Change
(in thousands)	2020	2019		$2020	2019	$
Compensation and related personnel costs	$6,273	$4,026	$2,247	$16,139	$12,079	$4,060
Supplies and contract research	7,742	3,678	4,064	16,313	11,698	4,615
Preclinical activities and contract manufacturing	2,324	1,051	1,273	6,400	1,965	4,435
Facility and other costs	2,600	2,253	347	7,197	6,459	738
Total research and development expenses	$18,939	$11,008	$7,931	$46,049	$32,201	$13,848

Our research and development expenses increased by $7.9 million, or 72%, during the three months ended August 31, 2020, compared to the three months ended August 31, 2019. The increase was primarily related to an increase of $4.1 million in supplies and contract research attributable to increases in our preclinical development activities and drug discovery research. There was also an increase of $2.2 million in compensation and related personnel costs attributable to an increase in headcount and higher stock-based compensation expense due to additional stock awards granted since August 31, 2019. Preclinical activities and contract manufacturing costs increased by $1.3 million, primarily due to preparation for upcoming clinical programs for our lead drug candidates.

Our research and development expenses increased by $13.8 million, or 43%, during the nine months ended August 31, 2020, compared to the nine months ended August 31, 2019. Supplies and contract research costs increased by $4.6 million primarily due to our drug discovery and cell therapy research activities. Preclinical activities and contract manufacturing costs increased by $4.4 million, primarily due to preparation for upcoming clinical programs for our lead drug candidates. Compensation and related personnel costs increased by $4.1 million primarily due to an increase in headcount and higher stock-based compensation due to additional stock awards granted since August 31, 2019.

General and administrative expenses

Our general and administrative expenses increased by $2.2 million, or 99%, during the three months ended August 31, 2020, compared to the three months ended August 31, 2019. The increase was primarily related to an increase of $0.9 million in compensation related expenses attributable to a higher headcount, an increase of $0.7 million in legal and accounting expenses mainly related to external audit fees and an increase of $0.2 million in consultant and other professional service expenses primarily related to becoming a public company.

Our general and administrative expenses increased by $4.3 million, or 76%, during the nine months ended August 31, 2020, compared to the nine months ended August 31, 2019. The increase was primarily related to an increase of $1.7 million in compensation related expenses attributable to an increase in headcount, an increase of $1.5 million in legal and accounting expenses incurred primarily related to external audit fees and an increase of $0.7 million in consultant and other professional service expenses primarily related to becoming a public company.

Interest and other income, net

Interest and other income, net was $0.7 million and $0.2 million for the three months ended August 31, 2020 and 2019, respectively, and $1.1 million and $0.5 million for the nine months ended August 31, 2020 and 2019, respectively. The increase was primarily related to interest received as part of the tax refund for the first carryback claim that we filed in April 2020 in connection with the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act). Other than the interest earned on tax refund, interest and other income, net in all periods is mainly related to interest earned on our deposits, money market funds and investments.

Provision (benefit) for income taxes

The provision for income taxes was insignificant during the three months ended August 31, 2020 and 2019.  The benefit for income taxes was $20.6 million during the nine months ended August 31, 2020 and was related to a discrete tax benefit, which consists of carryback claims and the reversal of the uncertain tax liability related to research and development tax credits as a result of the CARES Act that was enacted on March 27, 2020 in response to the COVID-19 pandemic. The provision for income taxes was insignificant during the nine months ended August 31, 2019.

Critical accounting policies and estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenue generated and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on other relevant assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Our significant accounting policies are described in the notes to our condensed consolidated financial statements. Our critical accounting policies and more significant areas involving management’s judgments and estimates used in preparation of our financial statements are discussed in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Prospectus, and there have been no significant changes to these policies for the three months and nine months ended August 31, 2020.

Liquidity and capital resources

Source of liquidity

On July 23, 2020, our registration statement on Form S-1 (File No. 333-239651) relating to our initial public offering of common stock became effective. The initial public offering closed on July 28, 2020 at which time we issued 11,000,000 shares of its common stock at a price to the public of $19.00 per share. In addition, the underwriters exercised their option to purchase an additional 1,550,000 shares of our common stock on July 31, 2020, and this transaction closed on August 4, 2020. Net proceeds from the initial public offering and the transaction with the underwriters were approximately $218.1 million, after deducting underwriting discounts and commissions of $16.7 million and expenses of $3.6 million.

To date, our operations have been funded through the issuance of common and redeemable convertible preferred stock and proceeds from collaboration agreements. We do not have any products approved for sale, and we have not generated any revenue from product sales. As of August 31, 2020, we had $395.1 million in cash, cash equivalents and investments.

In December 2019, we entered into the Sanofi Agreement, pursuant to which we received an upfront payment of $55.0 million in January 2020. Additionally, in March 2020, we closed a sale of our Series D redeemable convertible preferred stock that resulted in net proceeds of $119.9 million.

Funding requirements

We expect that our existing cash, cash equivalents and investments are sufficient to continue operating activities for at least the next 12 months. We will need substantial additional funding to support our continuing operations and pursue our long-term business plan. We may seek to raise any necessary additional capital through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing and distribution arrangements. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates and the extent to which we may enter into additional collaborations with third parties to participate in their development and commercialization, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated pre-clinical studies and clinical trials.

Our future funding requirements will depend on many factors, including the following:

•

the progress, costs and results of our planned Phase 1 clinical trials for our lead product candidates NX-2127 and NX-1607 and other drug candidates, and any future clinical development of such product candidates;

•	the scope, progress, costs and results of preclinical and clinical development for our other product candidates and development programs;
•	the number and development requirements of other product candidates that we pursue;
•	the scope of, and costs associated with, future advancements to our DELigase platform;
•	the success of our collaborations with Sanofi, Gilead and any other collaborations we may establish;
•	the costs, timing and outcome of regulatory review of our product candidates;
•

the costs and timing of future commercialization activities, including product manufacturing, marketing, sales and distribution, for any of our product candidates for which we receive marketing approval;

•	the revenue, if any, received from commercial sales of our product candidates for which we receive marketing approval;
•	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims; and
•

our ability to establish additional collaboration arrangements with other biotechnology or pharmaceutical companies on favorable terms, if at all, for the development or commercialization of our product candidates.

If adequate funds are not available at favorable terms, we may be required to reduce operating expenses, delay or reduce the scope of our product development and commercial expansion programs, obtain funds through arrangements with others that may require us to relinquish rights to certain of our technologies or products that we would otherwise seek to develop or commercialize ourselves, or cease operations. If we do raise additional capital through public or private equity or convertible debt offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

Cash flows

The following table summarizes our cash flows during the periods indicated:

	Nine months ended August 31,
(in thousands)	2020	2019
Cash provided by operating activities	$20,402	$13,349
Cash provided by (used in) investing activities	(129,841)	12,863
Cash provided by financing activities	340,150	46
Net increase in cash, cash equivalents and restricted cash	$230,711	$26,258

Operating activities

Net cash provided by operating activities was $20.4 million for the nine months ended August 31, 2020 and consisted of a decrease in net assets of $40.3 million and non-cash adjustments of $3.4 million, offset by our net loss of $23.3 million. The decrease in net assets consisted primarily of an increase in deferred revenue of $47.4 million related to proceeds received pursuant to the Sanofi Agreement and offset by revenue recognized pursuant to the Sanofi Agreement and the Gilead Agreement. Non-cash adjustments primarily consisted of stock-based compensation expenses of $1.8 million and depreciation and amortization expenses of $1.5 million.

Net cash provided by operating activities was $13.3 million for the nine months ended August 31, 2019 and consisted of a decrease in net assets of $19.5 million and non-cash adjustments of $2.0 million, offset by our net loss of $8.2 million. The decrease in net assets consisted primarily of an increase in deferred revenue of $18.7 million from the payment received under the Gilead Agreement and offset by the recognition of revenue related to the Gilead Agreement and Celgene Agreement. Non-cash adjustments primarily consisted of depreciation and amortization expenses of $1.8 million and stock-based compensation expenses of $0.3 million.

Investing activities

Net cash used in investing activities was $129.8 million for the nine months ended August 31, 2020 and consisted primarily of the purchase of investments of $141.1 million, offset by the maturity of investments of $14.9 million.

Net cash provided by investing activities was $12.9 million for the nine months ended August 31, 2019 and consisted primarily of the maturity of investments of $19.5 million, offset by the purchase of investments of $5.9 million.

Financing activities

Net cash provided by financing activities was $340.2 million for the nine months ended August 31, 2020 and consisted primarily of net proceeds from issuance of common stock related to our initial public offering in July 2020 and the sale of our Series D redeemable convertible preferred stock in March 2020.

Net cash provided by financing activities was insignificant for the nine months ended August 31, 2019.

Contractual obligations and other commitments

The following table summarizes our contractual obligations as of August 31, 2020:

	Payments due by period
(in thousands)	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Operating lease obligations	$3,342	$6,725	$5,904	$—	$15,971
Total contractual obligations	$3,342	$6,725	$5,904	$—	$15,971

In addition, we enter into agreements in the normal course of business with contract research organizations for clinical trials and with vendors for preclinical studies and other services and products for operating purposes, which are generally cancelable upon written notice. These payments are not included in the table above.

Off-balance sheet arrangements

We have not entered into any off-balance sheet arrangements as defined in Item 303 of Regulation S-K.

Emerging growth company and smaller reporting company status

We are an “emerging growth company,” or EGC, as defined in the Jumpstart Our Business Startups Act of 2012, as amended (the JOBS Act). We will remain an EGC until the earliest of: (i) the last day of the fiscal year in which we have total annual gross revenues of $1.07 billion or more; (ii) the last day of the fiscal year following the fifth anniversary of the completion of our initial public offering; (iii) the date on which we have issued more than $1.0 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC, which generally is when a company has more than $700.0 million in market value of its stock held by non-affiliates as of the prior May 31, has been a public company for at least 12 months and has filed one annual report on Form 10-K.

Under the JOBS Act, EGCs can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. We have elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that we (i) are no longer an EGC or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, the information we provide may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates.

In addition, we intend to rely on the other exemptions and reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if as an EGC we intend to rely on such exemptions, we are not required to, among other things: (i) provide an auditor’s attestation report on our system of internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002 (the Sarbanes-Oxley Act); (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act; (iii) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis); and (iv) disclose certain executive compensation-related items such as the correlation between executive compensation and performance and comparisons of the Chief Executive Officer’s compensation to median employee compensation.

We are also a “smaller reporting company,” meaning that the market value of our stock held by non-affiliates is less than $700.0 million as of the prior May 31 and our annual revenue is less than $100.0 million during the most recently completed fiscal year. We may continue to be a smaller reporting company if either (i) the market value of our stock held by non-affiliates is less than $250.0 million as of the prior May 31 or (ii) our annual revenue is less than $100.0 million during the most recently completed fiscal year and the market value of our stock held by non-affiliates is less than $700.0 million as of the prior May 31. If we are a smaller reporting company at the time we cease to be an EGC, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K and, similar to EGCs, smaller reporting companies have reduced disclosure obligations regarding executive compensation.

Recent accounting pronouncements

See Note 2, “Summary of significant accounting policies—Recent accounting pronouncements” to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. The primary objective of our investment activities is to preserve our capital to fund our operations. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of cash equivalents and investments in a variety of investments of high credit quality.

As of August 31, 2020 and November 30, 2019, we had cash and cash equivalents of $265.5 million and $34.8 million, respectively, and investments of $129.6 million and $3.4 million, respectively, which consisted of money market funds, U.S. treasury securities, U.S. government agency securities, corporate debt securities and municipal securities. Such interest earning instruments carry a degree of interest rate risk; however, historical fluctuations in interest income have not been significant.

We have estimated that a hypothetical 100 basis point increase in interest rates would have resulted in a decrease in the fair market value of our investment portfolio of $0.9 million as of August 31, 2020, and an insignificant decrease in the fair market value of our investment portfolio as of August 31, 2020. We have not been exposed nor do we anticipate being exposed to material risks due to changes in interest rates.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President and Chief Executive Officer and our Chief Financial Officer, our principal executive officer and principal accounting and financial officer, respectively, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of August 31, 2020.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our President and Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of August 31, 2020 due to the material weakness in our internal control over financial reporting described below. In light of this fact, our management has performed additional analyses, reconciliations, and other post-closing procedures and has concluded that, notwithstanding the material weakness in our internal control over financial reporting, the condensed consolidated financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

Previously Reported Material Weakness

As disclosed in the section titled “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q, we previously identified a material weakness in our internal control over financial reporting. Specifically, we did not design and maintain formally documented controls and accounting policies and procedures, including information technology, general controls and segregation of duties over the review and approval of account reconciliations and manual journal entries. This material weakness could result in a misstatement of account balances or disclosures that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

Remediation Plan

To address our material weakness, we have added personnel as well as implemented new financial systems and processes. We intend to continue to take steps to remediate the material weakness through hiring additional accounting and financial reporting personnel, formalizing documentation of policies and procedures and further evolving our accounting processes.

While we believe that these efforts will improve our internal control over financial reporting, the implementation of our remediation is ongoing and will require validation and testing of the design and operating effectiveness of our internal controls over a sustained period of financial reporting cycles. The actions that we are taking are subject to ongoing senior management review, as well as audit committee oversight. We will not be able to conclude whether the steps we are taking will fully remediate the material weakness in our internal control over financial reporting until we have completed our remediation efforts and subsequent evaluation of their effectiveness.

Changes in Internal Control Over Financial Reporting

We are taking actions to remediate the material weaknesses relating to our internal control over financial reporting, as described above. Except as described above, there were no changes in our internal controls over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended August 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitation on the Effectiveness Over Financial Reporting

The effectiveness of any system of internal control over financial reporting, including ours, is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, any system of internal control over financial reporting, including ours, no matter how well designed and operated, can only provide reasonable, not absolute assurances. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. We intend to continue to monitor and upgrade our internal controls as necessary or appropriate for our business, but there can be no assurance that such improvements will be sufficient to provide us with effective internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be involved in legal proceedings arising in the ordinary course of our business. We are not presently a party to any legal proceedings that, in the opinion of management, would have a material adverse effect on our business or condensed consolidated financial statements. Regardless of outcome, litigation can have an adverse impact on us due to defense and settlement costs, diversion of management resources, negative publicity and reputational harm and other factors.

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. Before making your decision to invest in shares of our common stock, you should carefully consider the risks described below, together with the other information contained in this quarterly report, including our financial statements and the related notes and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We cannot assure you that any of the events discussed below will not occur. These events could have a material and adverse impact on our business, financial condition, results of operations and prospects. If that were to happen, the trading price of our common stock could decline, and you could lose all or part of your investment.

Risk factors summary

Our business is subject to a number of risks and uncertainties, including those risks discussed at-length below. These risks include, among others, the following:

•	We have incurred significant losses since our inception. We expect to incur losses over at least the next several years and may never achieve or maintain profitability.
•	We have never generated revenue from product sales and may never be profitable.
•

We will need substantial additional funding. If we are unable to raise capital when needed, we may be required to delay, limit, reduce or terminate our research or product development programs or future commercialization efforts.

•

We are very early in our development efforts. All of our product candidates are in preclinical development. If we are unable to advance to clinical development, develop, obtain regulatory approval for and commercialize our product candidates or experience significant delays in doing so, our business may be materially harmed.

•	Our limited operating history may make it difficult to evaluate the success of our business to date and to assess our future viability.
•

If serious adverse events, undesirable side effects, or unexpected characteristics are identified during the development of any product candidates we may develop, we may need to abandon or limit our further clinical development of those product candidates.

•

We have not tested any of our product candidates in clinical trials. The results of preclinical studies and early-stage clinical trials may not be predictive of future results. Initial success in clinical trials may not be indicative of results obtained when these trials are completed or in later-stage trials.

•	We face substantial competition in an environment of rapid technological change, which may result in others discovering, developing or commercializing products before or more successfully than we do.
•

We expect to depend on collaborations with third parties for the research, development and commercialization of certain of the product candidates we may develop. If any such collaborations are not successful, we may not be able to capitalize on the market potential of those product candidates.

•

We rely on third-party contract manufacturing organizations for the manufacture of both drug substance and finished drug product for our product candidates for preclinical testing and expect to continue to do so for our clinical trials and commercialization. This reliance on third parties may increase the risk that we will not have sufficient quantities of our product candidates or products or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts.

•

Our commercial success and ability to effectively compete in the market depends, in part, upon our ability and the ability of our collaborators to obtain and maintain adequate patent protection for our technology, current product candidates and any future product candidates that we may develop and our ability to develop, manufacture, market and sell our product candidates and future product candidates and use our proprietary technologies without infringing, misappropriating or otherwise violating the intellectual property of others.

•

Our business, operations, clinical development plans, the timing of regulatory filings and regulatory approvals and the achievement of milestones could be adversely affected by the current COVID-19 pandemic.

Risks related to our financial position and need for additional capital

We have incurred significant losses since our inception. We expect to incur losses over at least the next several years and may never achieve or maintain profitability.

Our net loss was $21.7 million for the fiscal year ended November 30, 2019 and $23.3 million for the nine months ended August 31, 2020. As of August 31, 2020, we had an accumulated deficit of $83.8 million. To date, we have not generated any revenue from product sales and have financed our operations primarily through our collaborations and sales of our equity interests. We are in the early stages of development of our product candidates and expect to file our first IND with the FDA in late fourth quarter of 2020 or the first quarter of 2021. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We anticipate that our operating expenses and capital expenditure requirements will increase substantially if and as we:

•	file INDs elsewhere and initiate clinical trials of our lead product candidates NX-2127 and NX-1607 and other drug candidates;
•	enter advanced clinical development and scale up external manufacturing capabilities to supply clinical trials;
•	expand the capabilities of our DELigase platform and apply our DELigase platform to advance additional product candidates into preclinical and clinical development;
•	conduct process development for manufacturing of our DeTIL cell therapy products;
•	seek marketing approvals for any product candidates that successfully complete clinical trials;
•	ultimately establish a sales, marketing and distribution infrastructure and scale up external manufacturing capabilities to commercialize any products for which we may obtain marketing approval;
•	expand, maintain and protect our intellectual property portfolio;
•	hire additional clinical, regulatory, manufacturing, quality assurance and scientific personnel; and
•

add operational, financial and management information systems and personnel to support our research, product development and future commercialization efforts and support our operations as a public company.

Our expenses could increase beyond our expectations if we are required by the FDA, the European Medicines Agency (EMA) or other regulatory authorities to perform trials in addition to those we currently expect, or if there are any delays in establishing appropriate manufacturing arrangements for or in completing our planned clinical trials or the development of any of our product candidates.

Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to accurately predict the timing or amount of increased expenses we will incur or when, if ever, we will be able to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would depress the value of our company and could impair our ability to raise capital, expand our business, maintain our research and development efforts, diversify our product offerings or even continue our operations. A decline in the value of our company could also cause you to lose all or part of your investment.

We have never generated revenue from product sales and may never be profitable.

We are currently only in the preclinical testing stages for our most advanced product candidates and research programs. We have not initiated clinical development of any product candidate and expect that it will be many years, if ever, before we have a product candidate ready for commercialization. We may never succeed in these activities and, even if we do, may never generate revenues that are significant enough to achieve profitability. To become and remain profitable, we must succeed in developing, obtaining marketing approval for and commercializing products that generate significant revenue. This will require us to be successful in a range of challenging activities, including completing preclinical testing and clinical trials of our product candidates, discovering additional product candidates, establishing and maintaining arrangements with third parties for the manufacture of clinical supplies of our product candidates, obtaining marketing approval for our product candidates and manufacturing, marketing, selling and obtaining reimbursement for any products for which we may obtain marketing approval.

If one or more of the product candidates that we develop is approved for commercial sale, we anticipate incurring significant costs associated with commercializing any approved product candidate. Even if we are able to generate revenues from the sale of any approved products, we may not become profitable and may need to obtain additional funding to continue operations.

We will need substantial additional funding. If we are unable to raise capital when needed, we may be required to delay, limit, reduce or terminate our research or product development programs or future commercialization efforts.

We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we work to prepare for IND submissions and initiate our planned Phase 1 clinical trials of our lead product candidates NX-2127 and NX-1607 and other drug candidates, grow our pipeline of product candidates, expand the breadth of our DELigase platform, continue research and development, and initiate additional clinical trials of and potentially seek marketing approval for our lead programs and other product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, reimbursement, and sales and distribution. Furthermore, we expect to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we may be required to delay, limit, reduce or terminate our research, product development programs or any future commercialization efforts or grant rights to develop and market product candidates that we otherwise would prefer to develop and market ourselves.

We had cash, cash equivalents and investments of $395.1 million as of August 31, 2020. We believe that our existing cash, cash equivalents and investments, will be sufficient to fund our operations through at least the next 12 months. However, our future capital requirements and the period for which we expect our existing resources to support our operations may vary significantly from what we expect, and we may need to seek additional funds sooner than planned. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans. Our future capital requirements will depend on many factors, including:

•

the progress, costs and results of our planned Phase 1 clinical trials for our lead product candidates NX-2127 and NX-1607 and other drug candidates, and any future clinical development of such product candidates;

•	the scope, progress, costs and results of preclinical and clinical development for our other product candidates and development programs;
•	the number and development requirements of other product candidates that we pursue;
•	the scope of, and costs associated with, future advancements to our DELigase platform;
•	the scope of, and costs associated with, future preclinical development of our DeTIL cell therapy products;
•	the success of our collaborations with Sanofi, Gilead and any other collaborations we may establish;
•	the costs, timing and outcome of regulatory review of our product candidates;
•

the costs and timing of future commercialization activities, including product manufacturing, marketing, sales and distribution, for any of our product candidates for which we receive marketing approval;

•	the revenue, if any, received from commercial sales of our product candidates for which we receive marketing approval;
•	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims; and
•

our ability to establish additional collaboration arrangements with other biotechnology or pharmaceutical companies on favorable terms, if at all, for the development or commercialization of our product candidates.

We will need to raise substantial additional capital to complete the development and commercialization of our product candidates. In addition, our product candidates, if approved, may not achieve commercial success. Our commercial revenues, if any, will be derived from sales of products that we do not expect to be commercially available for many years, if at all. Accordingly, we will need to obtain substantial additional funds to achieve our business objectives. Adequate additional funds may not be available to us on acceptable terms, or at all.

Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.

Until such time, if ever, as we can generate substantial revenue from product sales, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements. Although we may receive potential future milestone payments under our collaborations with Sanofi and Gilead, we do not currently have any committed external source of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making acquisitions or capital expenditures or declaring dividends.

If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our intellectual property, technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us.

Our limited operating history may make it difficult to evaluate the success of our business to date and to assess our future viability.

We commenced operations in 2009, and our operations to date have been limited to organizing and staffing our company, business planning, raising capital, conducting discovery and research activities, filing patent applications, identifying potential product candidates, undertaking preclinical studies and establishing arrangements with third parties for the manufacture of initial quantities of our product candidates. All of our product candidates are still in preclinical development and their risk of failure is high. We have not yet demonstrated our ability to successfully: initiate or complete any clinical trials, including large-scale, pivotal clinical trials; obtain marketing approvals; manufacture a commercial-scale product or arrange for a third party to do so on our behalf; or conduct market access, sales, marketing and distribution activities necessary for successful product commercialization. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history.

In addition, as an early-stage business, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors. We will need to transition at some point from a company with a research and development focus to a company capable of supporting commercial activities. We may not be successful in such a transition.

We expect our financial condition and operating results to continue to fluctuate significantly from quarter to quarter and year to year due to a variety of factors, many of which are beyond our control. Accordingly, you should not rely upon the results of any quarterly or annual periods as indications of future operating performance.

Risks related to the discovery and development of our product candidates

We are very early in our development efforts. All of our product candidates are in preclinical development. If we are unable to advance to clinical development, develop, obtain regulatory approval for and commercialize our product candidates or experience significant delays in doing so, our business may be materially harmed.

We are very early in our development efforts. All of our product candidates are in preclinical development and their risk of failure is high. We have invested substantially all of our efforts and financial resources in building our DELigase platform, and the identification and preclinical development of our current product candidates. Our ability to generate revenue from product sales, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. The success of our product candidates will depend on several factors, including the following:

•	sufficiency of our financial and other resources;
•	successful completion of preclinical studies;
•	successful submission of INDs and initiation of clinical trials;

•	successful patient enrollment in, and completion of, clinical trials;
•	receipt and related terms of marketing approvals from applicable regulatory authorities;
•	obtaining and maintaining patent and trade secret protection and regulatory exclusivity for our product candidates;
•	making arrangements with third-party manufacturers, or establishing manufacturing capabilities, for both clinical and commercial supplies of our product candidates;
•	achieving desirable therapeutic properties for our product candidates’ intended indications;
•	establishing sales, marketing and distribution capabilities and launching commercial sales of our products, if and when approved, whether alone or in collaboration with others;
•	acceptance of our products, if and when approved, by patients, the medical community and third-party payors;
•	obtaining and maintaining third-party coverage and adequate reimbursement;
•	establishing a continued acceptable safety profile of the products and maintaining such a profile following approval; and
•	effectively competing with other therapies.

If we do not successfully achieve one or more of these factors in a timely manner, or at all, we could experience significant delays or an inability to successfully commercialize our product candidates, which could materially harm our business. Moreover, if we do not receive regulatory approvals, we may not be able to continue our operations.

One of our approaches to the discovery and development of product candidates based on our targeted protein degradation platform is unproven, which makes it difficult to predict the time, cost of development and likelihood of successfully developing any products.

Treating diseases using targeted protein degradation is a new treatment modality. Our future success depends on the successful development of this novel therapeutic approach. Very few small molecule product candidates designed to control cellular protein levels, such as our BTK CTMs, have been tested in humans, none has been approved in the United States or Europe, and the data underlying the feasibility of developing these therapeutic products is both preliminary and limited. Discovery and development of CTMs that harness ligases to degrade protein targets have been impeded largely by the complexities and limited understanding of the functions, biochemistry and structural biology of E3 ligases as well as by challenges of engineering compounds that promote protein-protein interactions.

We believe that our CTM product candidates may offer an improved therapeutic approach by removing the disease-causing proteins instead of simply inhibiting their activities. However, the scientific research that forms the basis of our efforts to develop our CTM product candidates is ongoing and the scientific evidence to support the feasibility of developing CTM-based therapeutic treatments is both preliminary and limited. Further, certain patients have shown inherent primary resistance to approved BTK inhibitors and other patients have developed acquired secondary resistance to these inhibitors. Although we believe NX-2127 may have the ability to degrade the BTK mutation that confers resistance to currently marketed BTK inhibitors, any inherent primary or acquired secondary resistance to our BTK CTMs in patients would prevent or diminish their clinical benefit.

We have not yet initiated a clinical trial of any CTM product candidate and we have not yet assessed the safety of any CTM product candidate in humans. Although some of our product candidates have produced observable results in animal studies, there is a limited safety data set for their effects in animals. These product candidates may not demonstrate the same chemical and pharmacological properties in humans, and may interact with human biological systems in unforeseen, ineffective or harmful ways. As such, there may be adverse effects from treatment with any of our current or future product candidates that we cannot predict at this time.

Additionally, the regulatory approval process for novel product candidates such as ours can be more expensive and take longer than for other, better-known or extensively-studied product candidates. Although other companies are also developing therapeutics based on targeted protein degradation, no regulatory authority has granted approval for any such therapeutic. As a result of these factors, it is more difficult for us to predict the time and cost of CTM product candidate development, and we cannot predict whether targeted protein degradation will result in the development and marketing approval of any products. Any development problems we experience in the future related to any of our CTM research programs may cause significant delays or unanticipated costs or may prevent the development of a commercially viable product. Any of these factors may prevent us from completing our preclinical studies or any clinical trials that we may initiate, or from commercializing any CTM product candidates we may develop on a timely or profitable basis, if at all.

Drug development is a lengthy and expensive process, with an uncertain outcome. We may incur unexpected costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidates.

All of our product candidates are in preclinical development and their risk of failure is high. We are unable to predict when or if any of our product candidates will prove effective or safe in humans or will receive marketing approval. Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we must conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Before we can commence clinical trials for a product candidate, we must complete extensive preclinical testing and studies that support our planned INDs in the United States or similar applications in other jurisdictions. We cannot be certain of the timely completion or outcome of our preclinical testing and studies and cannot predict if the FDA or similar regulatory authorities outside the United States will accept our proposed clinical programs or if the outcome of our preclinical testing and studies ultimately will support the further development of our programs.

Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to the outcome. A failure of one or more clinical trials can occur at any stage of testing. We may experience numerous unforeseen events during, or as a result of, clinical trials, that could delay or prevent our ability to receive marketing approval or commercialize our product candidates, including:

•	we may experience delays in reaching, or may fail to reach, a consensus with regulators on trial design;
•

the supply or quality of our product candidates or other materials necessary to conduct clinical trials of our product candidates may be insufficient or inadequate, including as a result of delays in the testing, validation, manufacturing and delivery of product candidates to the clinical sites by us or by third parties with whom we have contracted to perform certain of those functions;

•	we may experience delays in reaching, or may fail to reach, agreement on acceptable clinical trial contracts or clinical trial protocols with prospective trial sites;
•	regulators or institutional review boards may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;
•

we may experience difficulty in designing clinical trials and in selecting endpoints for diseases that have not been well-studied and for which the natural history and course of the disease is poorly understood;

•	the selection of certain clinical endpoints may require prolonged periods of clinical observation or analysis of the resulting data;
•

the number of patients required for clinical trials of our product candidates may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate or participants may drop out of these clinical trials at a higher rate than we anticipate;

•

our product candidates may have undesirable side effects or other unexpected characteristics, causing us or our investigators, regulators or institutional review boards to suspend or terminate the trials;

•	we may have to suspend or terminate clinical trials of our product candidates for various reasons, including a finding that the participants are being exposed to unacceptable health risks;
•	our third-party contractors may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all;
•	regulators or institutional review boards may require that we or our investigators suspend or terminate clinical trials for various reasons, including noncompliance with regulatory requirements;
•

clinical trials of our product candidates may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical trials or abandon product development programs;

•	the cost of clinical trials of our product candidates may be greater than we anticipate; and
•

disruptions caused by the COVID-19 pandemic may increase the likelihood that we encounter such difficulties or delays in initiating, enrolling, conducting or completing our planned and ongoing clinical trials.

If we are required to conduct additional clinical trials or other testing of our product candidates beyond those that we currently contemplate, if we are unable to successfully complete clinical trials of our product candidates or other testing, if the results of these trials or tests are not positive or are only modestly positive or if there are safety concerns, we may:

•	be delayed in obtaining marketing approval for our product candidates;
•	not obtain marketing approval at all;

•	obtain approval for indications or patient populations that are not as broad as intended or desired;
•	obtain approval with labeling that includes significant use or distribution restrictions or safety warnings;
•	be subject to additional post-marketing testing requirements or changes in the way the product is administered; or
•	have the product removed from the market after obtaining marketing approval.

Our product development costs also will increase if we experience delays in preclinical studies or clinical trials or in obtaining marketing approvals. We do not know whether any of our preclinical studies or clinical trials will begin as planned, will need to be restructured or will be completed on schedule, or at all. Significant preclinical study or clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize our product candidates, or could allow our competitors to bring products to market before we do and impair our ability to successfully commercialize our product candidates, which may harm our business, results of operations, financial condition and prospects.

Further, cancer therapies sometimes are characterized as first-line, second-line, or third-line, and the FDA often approves new therapies initially only for third-line or later use, meaning for use after two or more other treatments have failed. When cancer is detected early enough, first-line therapy, usually chemotherapy, hormone therapy, immunotherapy, radiation therapy, surgery, targeted therapy or a combination of these, is sometimes adequate to cure the cancer or prolong life without a cure. Second- and third-line therapies are administered to patients when prior therapy is not effective. Our planned clinical trials for our lead product candidates NX-2127 and NX-1607 and other drug candidates will be with patients who have received one or more prior treatments. Subsequently, for those products that prove to be sufficiently beneficial, if any, we would expect to seek approval potentially as a first-line therapy, but any product candidates we develop, even if approved, may not be approved for first-line therapy, and, prior to any such approvals, we may have to conduct additional clinical trials.

If serious adverse events, undesirable side effects, or unexpected characteristics are identified during the development of any product candidates we may develop, we may need to abandon or limit our further clinical development of those product candidates.

We have not evaluated any product candidates in human clinical trials, and there have been very few clinical trials to date involving small molecule product candidates designed to control cellular protein levels through targeted protein degradation. It is impossible to predict when or if any product candidates we may develop will prove safe in humans. There is a limited safety data set for the effects of NX-2127, NX-1607, NX-5948 and DeTIL-0255 in animals and our product candidates have not been tested on humans at all. There can be no assurance that our current product candidates or any future product candidate will not cause undesirable side effects. Unforeseen side effects from our product candidates could arise at any time during preclinical or clinical development.

A potential risk in any protein modulation product is that healthy proteins or proteins not targeted for modulation will be modulated or that the modulation of the targeted protein in itself could cause adverse events, undesirable side effects or unexpected characteristics. It is possible that healthy proteins or proteins not targeted for modulation could be modulated by our product candidates in any of our planned or future clinical studies. There also is the potential risk of delayed adverse events following treatment with our product candidates.

If any product candidates we develop are associated with serious adverse events, or undesirable side effects, or have characteristics that are unexpected, we may need to abandon their development or limit development to certain uses or subpopulations in which the adverse events, undesirable side effects or other characteristics are less prevalent, less severe, or more acceptable from a risk-benefit perspective, any of which would have a material adverse effect on our business, financial condition, results of operations, and prospects. In our preclinical studies, we may observe undesirable characteristics of our product candidates. This may prevent us from advancing them into clinical trials, delay these trials or limit the extent of these trials. For example, increased bleeding risk and cardiac arrhythmia such as atrial fibrillation have been reported side effects of approved BTK inhibitors. NX-1607 could activate the immune response to unsafe levels and may have the potential to induce hypercytokinemia, or cytokine storm, which is the overstimulation of immune cells and subsequent overproduction of their activating compounds. Many product candidates that initially showed promise in early-stage testing for treating cancer or other diseases later have been found to cause side effects that prevented further clinical development of the product candidates or limited their competitiveness in the market.

We have not tested any of our product candidates in clinical trials. The results of preclinical studies and early-stage clinical trials may not be predictive of future results. Initial success in clinical trials may not be indicative of results obtained when these trials are completed or in later-stage trials.

The results of preclinical studies may not be predictive of the results of clinical trials, and the results of any early-stage clinical trials we commence may not be predictive of the results of the later-stage clinical trials. In addition, initial success in clinical trials may not be indicative of results obtained when such trials are completed. In particular, the small number of patients in our planned early clinical trials may make the results of these trials less predictive of the outcome of later clinical trials. For example, even if successful, the results of our planned Phase 1 clinical trials of our lead product candidates NX-2127 and NX-1607 and other drug candidates may not be predictive of the results of further clinical trials of these product candidates or any of our other product candidates. Moreover, preclinical and clinical data often are susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials nonetheless have failed to obtain marketing approval of their products. Our future clinical trials may not ultimately be successful or support further clinical development of any of our product candidates. There is a high failure rate for product candidates proceeding through clinical trials. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in clinical development even after achieving encouraging results in earlier studies. Any such setbacks in our clinical development could materially harm our business, results of operations, financial condition and prospects.

Interim top-line and preliminary data from our planned clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.

From time to time, we may publish interim top-line or preliminary data from our planned clinical trials. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Preliminary or top-line data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, interim and preliminary data should be viewed with caution until the final data are available. Adverse differences between preliminary or interim data and final data could significantly harm our reputation and business prospects.

If we experience delays or difficulties in enrolling patients in clinical trials, our receipt of necessary marketing approvals could be delayed or prevented.

We may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or similar regulatory authorities outside of the United States. In particular, we are preparing to begin Phase 1 clinical trials for NX-2127 in patients with chronic lymphocytic leukemia (CLL) and other B-cell malignancies and for NX-1607 in immune-oncology indications. We cannot predict how difficult it will be to enroll patients for trials in these indications. Therefore, our ability to identify and enroll eligible patients for our planned NX-2127 and NX-1607 clinical trials may be limited or may result in slower enrollment than we anticipate. In addition, some of our competitors have ongoing clinical trials for product candidates that treat the same indications as our product candidates, and patients who otherwise would be eligible for our planned clinical trials instead may enroll in clinical trials of our competitors’ product candidates. Moreover, the size of the relevant patient populations for the diseases that our lead product candidates target are small and as more companies begin to focus attention and resources on product candidates to treat the same indications as our product candidates we may experience delays or be unable to successfully recruit and enroll a sufficient number of eligible patients in our clinical trials. Patient enrollment is affected by other factors including:

•	the severity of the disease under investigation;
•	the size of the patient population and process for identifying patients;
•	the availability and efficacy of approved medications for the disease under investigation;
•	the eligibility criteria for the trial in question;
•	the perceived risks and benefits of the product candidates under study;
•	the efforts to facilitate timely enrollment in clinical trials;
•	physicians’ attitudes and practices with respect to clinical trial enrollment;
•	the burden on patients due to inconvenient procedures;
•	the ability to monitor patients adequately during and after treatment;

•	the proximity and availability of clinical trial sites for prospective patients; and
•

the impact of the current COVID-19 pandemic, which may affect the conduct of a clinical trial, including by slowing potential enrollment or reducing the number of eligible patients for clinical trials.

Our inability to enroll a sufficient number of patients for our planned clinical trials would result in significant delays and could require us to abandon one or more clinical trials altogether. Enrollment delays in our planned clinical trials may result in increased development costs for our product candidates, which would cause the value of our company to decline and limit our ability to obtain additional financing.

We may expend our limited resources to pursue a particular product candidate or indication and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.

Because we have limited financial and managerial resources, we focus on research programs and product candidates that we identify for specific indications. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

The manufacture of drugs is complex and we and our third-party manufacturers are early in our manufacturing efforts.

We have established manufacturing relationships with a limited number of suppliers to manufacture raw materials and the drug substance of any product candidate for which we now are pursuing, or may in the future pursue, preclinical or clinical development. Our current good manufacturing practices (cGMP), manufacturing process development with our third-party manufacturers and scale-up is at an early stage. The actual cost to manufacture and process our product candidates could be greater than we expect and could materially and adversely affect the commercial viability of our product candidates. Our third-party manufacturers may encounter difficulties in production, including contamination, equipment failure, improper installation or operation of equipment, vendor or operator error, inconsistency in yields, variability in product characteristics and difficulties in scaling the production process. Even minor deviations from normal manufacturing processes could result in reduced production yields, product defects and other supply disruptions. If any of our third-party manufacturers encounter such difficulties, our ability to provide supply of our current or future product candidates for clinical trials, our ability to obtain marketing approval, or our ability to provide supply of our product candidates for patients, if approved, could be delayed or stopped.

We have limited experience with the development and manufacturing of adoptive cellular therapeutics, which is a relatively new and expanding category of therapeutics with unique development, manufacturing and regulatory risks.

We are exploring the use of T cell-enhancing compounds to improve the current industry-standard methods and technology for adoptive cellular therapies (ACTs) in both hematologic cancers and solid tumors. ACTs represent a class of immunotherapy in which T cells are isolated directly from patient tumors, as with tumor infiltrating lymphocytes (TIL), or from patient blood with subsequent genetic modification to recognize specific antigens present on cancer cells, as with CAR-T therapies. These tumor-reactive T cells are then expanded and infused back into the patient. These cell therapy technologies are a relatively new and expanding category of therapeutics, with which we have limited experience. We may observe undesirable characteristics of such as cytokine storm, immunogenicity, infection or other adverse events. Additionally, because TIL and CAR-T therapies are manufactured on a patient-by-patient basis, they require extensive research and development and involve complex and costly manufacturing. Moreover, we anticipate that we will have to rely on third-party manufacturers to manufacture our ACT products for pre-clinical studies and clinical trials and if they fail to commence or complete, or experience delays in, manufacturing ACT products, our pre-clinical studies and clinical trials will be delayed. The FDA and other regulatory bodies also have limited experience with ACTs, which may result in regulatory delays. The regulatory pathway is complex, and may take more time and be more expensive to pursue than the regulatory pathway for other established product candidates. Moreover, the FDA regulatory pathway for our Drug-enhanced Tumor Infiltrating Lymphocyte and Drug-enhanced Chimeric Antigen Receptor T cell programs is not clear and may require us to file a Biologics License Application or an application for a Combination Product, and will be subject to further discussion with regulators. Because this is a relatively new and expanding area, there are many uncertainties related to the appropriate regulatory pathway, development, manufacturing, marketing, reimbursement, and the commercial potential for these product candidates, and we may never be successful in developing these therapeutics.

We may not be successful in our efforts to identify or discover additional potential product candidates.

A key element of our strategy is to apply our DELigase platform to address a broad array of targets and new therapeutic areas. The therapeutic discovery activities we are conducting may not be successful in identifying product candidates that are useful in treating hematologic cancers, immune-mediated diseases or any other diseases. Our research programs initially may show promise in identifying potential product candidates, yet fail to yield product candidates for clinical development for a number of reasons, including:

•

potential product candidates may, on further study, be shown to have harmful side effects or other characteristics that indicate that they are unlikely to be drugs that will receive marketing approval or achieve market acceptance; or

•	potential product candidates may not be effective in treating their targeted diseases.

Research programs to identify new product candidates require substantial technical, financial and human resources. We may choose to focus our efforts and resources on a potential product candidate that ultimately proves to be unsuccessful. If we are unable to identify suitable product candidates for preclinical and clinical development, we will not be able to obtain revenues from sale of products in future periods, which likely would result in significant harm to our financial position and adversely impact our stock price.

We may not be successful in our efforts to expand the breadth of our DELigase platform.

A key element of our strategy is to expand the capabilities of our DELigase platform and leverage our platform to discover, develop and potentially commercialize additional product candidates beyond our current portfolio to target diseases in a wide range of organ systems and tissues and treat various disease states. These enhancements require substantial technical, financial and human resources, and may not result in the discovery or development of additional product candidates or therapies. We may pursue what we believe is a promising opportunity to leverage our platform only to discover that certain of our risk or resource allocation decisions were incorrect or insufficient, or that individual products or our science in general has technology or biology risks that were previously unknown or underappreciated. Our strategy of pursuing the value of our DELigase platform over a long time horizon and across a broad array of human diseases may not be effective. In the event material decisions in any of these areas turn out to be incorrect or sub-optimal, we may experience a material adverse impact on our business and ability to fund our operations and we may never realize what we believe is the potential of our DELigase platform.

We face substantial competition in an environment of rapid technological change, which may result in others discovering, developing or commercializing products before or more successfully than we do.

The development and commercialization of new drug products is highly competitive. Moreover, the biotechnology and pharmaceutical industries are characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary products. We face and will continue to face competition from third parties that use protein modulation, antibody therapy, ACT, inhibitory nucleic acid, gene editing or gene therapy development platforms and from companies focused on more traditional therapeutic modalities, such as small molecule inhibitors. The competition is likely to come from multiple sources, including major pharmaceutical, specialty pharmaceutical and biotechnology companies, academic institutions, government agencies and other public and private research institutions that conduct research, seek patent protection, and establish collaborative arrangements for research, development, manufacturing and commercialization.

We are aware of several biotechnology companies focused on developing small molecules that degrade target proteins including Arvinas, Inc., C4 Therapeutics, Inc., Cullgen Inc. and Kymera Therapeutics, Inc., all of which currently are in preclinical or clinical development. Further, several large pharmaceutical companies have disclosed preclinical investments in this field, including Amgen Inc., AstraZeneca plc, Bristol-Myers Squibb Company, Genentech, Inc., GlaxoSmithKline plc and Novartis International AG.

Many of our current or potential competitors, either alone or with their collaboration partners, have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs. Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller or early-stage companies also may prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs. Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any products we may develop. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. In addition, our ability to compete may be affected in many cases by insurers or other third-party payors seeking to encourage the use of generic products. There are generic products currently on the market for certain of the indications that we are pursuing, and additional products are expected to become available on a generic basis over the coming years. If our product candidates are approved, we expect that they will be priced at a significant premium over competitive generic products.

If we do not achieve our projected development goals in the time frames we announce and expect, the commercialization of our products may be delayed and, as a result, our stock price may decline.

From time to time, we estimate the timing of the anticipated accomplishment of various scientific, clinical, regulatory and other product development goals, which we sometimes refer to as milestones. These milestones may include the commencement or completion of scientific studies and clinical trials and the submission of regulatory filings and may be associated with payments from collaborators such as Sanofi or Gilead. From time to time, we may publicly announce the expected timing of some of these milestones. All of these milestones are and will be based on numerous assumptions. The actual timing of these milestones can vary dramatically compared to our estimates, in some cases for reasons beyond our control. If we do not meet these milestones as publicly announced, or at all, our revenue may be lower than expected, the commercialization of our products may be delayed or never achieved and, as a result, our stock price may decline.

Our estimated market opportunities for our product candidates are subject to numerous uncertainties and may prove to be inaccurate. If we have overestimated the size of our market opportunities, our future growth may be limited.

Our estimated addressable markets and market opportunities for our product candidates are based on a variety of inputs, including data published by third parties, our own market insights and internal market intelligence, and internally generated data and assumptions. We have not independently verified any third-party information and cannot be assured of its accuracy or completeness. Market opportunity estimates, whether obtained or derived from third-party sources or developed internally, are subject to significant uncertainty and are based on assumptions and estimates that may prove not to be accurate. Although we believe our market opportunity estimates are reasonable, such information is inherently imprecise. In addition, our assumptions and estimates of market opportunities are necessarily subject to a high degree of uncertainty and risk due to a variety of factors, including but not limited to those described in this report. If this third-party or internally generated data prove to be inaccurate or if we make errors in our assumptions based on that data, our actual market may be more limited than we estimate it to be. In addition, these inaccuracies or errors may cause us to misallocate capital and other critical business resources, which could harm our business.

Risks related to dependence on third parties

We expect to depend on collaborations with third parties for the research, development, and commercialization of certain of the product candidates we may develop. If any such collaborations are not successful, we may not be able to capitalize on the market potential of those product candidates.

We have sought third-party collaborators for the research, development, and commercialization of some of our CTM programs. For example, in June 2019 we entered into a collaboration with Gilead and in December 2019 we entered into a collaboration with Sanofi. Both collaborations require us to conduct certain research activities. Our likely collaborators for any other collaboration arrangements include large and mid-size pharmaceutical companies, biotechnology companies and universities. These and any future arrangements with third parties limit our control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of any product candidates we may seek to develop with them. Our ability to generate revenues from these arrangements will depend on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements. We cannot predict the success of any collaboration that we enter into.

Collaborations involving our research programs or any product candidates we may develop, including our collaborations with Sanofi and Gilead, pose the following risks to us:

•	Collaborators have significant discretion in determining the efforts and resources that they will apply to these collaborations.
•

Collaborators may not pursue development and commercialization of any product candidates we may develop or may elect not to continue or renew development or commercialization programs based on clinical trial results, changes in the collaborator’s strategic focus or available funding or external factors such as an acquisition or business combination that diverts resources or creates competing priorities.

•

Sanofi and Gilead have broad option rights to select up to five targets each for exclusive CTM development, so long as not excluded by us under the terms of each collaboration, and may select targets we are considering but have not taken sufficient action to exclude under each collaboration.

•

Collaborators may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial or abandon a product candidate, repeat or conduct new clinical trials, or require a new formulation of a product candidate for clinical testing.

•

Collaborators could develop independently, or develop with third parties, products that compete directly or indirectly with our products or product candidates if the collaborators believe that competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours.

•	Collaborators with marketing and distribution rights to one or more products may not commit sufficient resources to the marketing and distribution of such product or products.
•

Collaborators may not properly obtain, maintain, enforce or defend our intellectual property or proprietary rights or may use our proprietary information in such a way that could jeopardize or invalidate our proprietary information or expose us to potential litigation. For example, Sanofi and Gilead have the first right to enforce or defend certain intellectual property rights under the applicable collaboration arrangement with respect to particular licensed programs, and although we may have the right to assume the enforcement and defense of such intellectual property rights if the collaborator does not, our ability to do so may be compromised by their actions.

•

Disputes may arise between the collaborators and us that result in the delay or termination of the research, development or commercialization of our products or product candidates or that result in costly litigation or arbitration that diverts management attention and resources.

•

We may lose certain valuable rights under circumstances identified in our collaborations, including if we undergo a change of control. For example, Sanofi may terminate its agreement with us if we undergo a change of control.

•

Collaborations may be terminated and, if terminated, may result in a need for additional capital to pursue further development or commercialization of the applicable product candidates. For example, each of Sanofi and Gilead can terminate its agreement with us in its entirety or with respect to a specific target for convenience upon written notice or in connection with a material breach of the agreement by us that remains uncured for a specified period of time.

•

Collaboration agreements may not lead to development or commercialization of product candidates in the most efficient manner, or at all. If a present or future collaborator of ours were to be involved in a business combination, the continued pursuit and emphasis on our product development or commercialization program under such collaboration could be delayed, diminished or terminated.

If our collaborations do not result in the successful development and commercialization of products, or if one of our collaborators terminates its agreement with us, we may not receive any future research funding or milestone or royalty payments under the collaboration. If we do not receive the funding we expect under these agreements, our development of product candidates could be delayed, and we may need additional resources to develop product candidates. In addition, if one of our collaborators terminates its agreement with us, we may find it more difficult to find a suitable replacement collaborator or attract new collaborators, and our development programs may be delayed or the perception of us in the business and financial communities could be adversely affected. All of the risks relating to product development, marketing approval, and commercialization described in this report apply to the activities of our collaborators.

We may in the future decide to collaborate with pharmaceutical and biotechnology companies for the development and potential commercialization of any product candidates we may develop. These relationships may require us to incur non-recurring and other charges, increase our near- and long-term expenditures, issue securities that dilute our existing stockholders, or disrupt our management and business. In addition, we could face significant competition in seeking appropriate collaborators, and the negotiation process is time-consuming and complex. Our ability to reach a definitive collaboration agreement will depend, among other things, upon our assessment of the proposed collaborator’s resources and expertise, the terms and conditions of the proposed collaboration, and the proposed collaborator’s evaluation of several factors. If we license rights to any product candidates we or our collaborators may develop, we may not be able to realize the benefit of such transactions if we are unable to successfully integrate them with our existing operations and company culture.

We may seek to establish additional collaborations. If we are not able to establish collaborations on commercially reasonable terms, we may have to alter our development and commercialization plans.

We plan to continue to selectively pursue collaborations with leading biopharmaceutical companies with development and commercial expertise and capabilities. We face significant competition in attracting appropriate collaborators to advance the development of any product candidates for which we may seek a collaboration. Whether we reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. Those factors may include the design or results of preclinical studies and clinical trials, the likelihood of approval by the FDA or other regulatory authorities, the potential market for the subject product candidate, the costs and complexities of manufacturing and delivering such product candidate to patients, the potential of competing products, uncertainty with respect to our ownership of technology (which can exist if there is a challenge to such ownership without regard to the merits of the challenge), the terms of any existing collaboration agreements, and industry and market conditions generally. The collaborator also may have the opportunity to collaborate on other product candidates or technologies for similar indications and will have to evaluate whether such a collaboration could be more attractive than one with us.

Collaborations are complex and time-consuming to negotiate, document and execute. In addition, consolidation among large pharmaceutical companies has reduced the number of potential future collaborators, and we may not be able to locate a suitable collaborator. Any collaboration we enter into may limit our ability to enter into future agreements on particular terms or covering similar target indications with other potential collaborators.

We may not be able to negotiate collaborations on a timely basis, on acceptable terms, or at all. If we are unable to do so, we may have to curtail the development of the product candidate for which we are seeking to collaborate, reduce or delay its development program or one or more of our other development programs, delay its potential commercialization or reduce the scope of any sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to increase our expenditures to fund development or commercialization activities on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms, or at all. If we do not have sufficient funds, we may not be able to further develop our product candidates or bring them to market and generate revenue from product sales, which could have an adverse effect on our business, prospects, financial condition and results of operations.

We expect to rely on third parties to conduct our clinical trials, and those third parties may not perform satisfactorily, including failing to meet deadlines for completing such trials.

We expect to rely on third-party clinical research organizations (CROs) to conduct our planned Phase 1 clinical trial programs for our lead product candidates NX-2127 and NX-1607 and other drug candidates. We currently do not plan to conduct any clinical trials independently. Agreements with these CROs might terminate for a variety of reasons, including for their failure to perform. Entry into alternative arrangements, if necessary, could significantly delay our product development activities.

Our reliance on these CROs for research and development activities will reduce our control over these activities but will not relieve us of our responsibilities. For example, we will remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols in the applicable IND. Moreover, the FDA requires compliance with standards, commonly referred to as good clinical practices (GCPs) for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected.

If these CROs do not successfully carry out their contractual duties, meet expected deadlines or conduct our clinical trials in accordance with regulatory requirements or our stated protocols, we will not be able to obtain, or may be delayed in obtaining, marketing approvals for our product candidates and will not be able to, or may be delayed in our efforts to, successfully commercialize our product candidates.

We rely on third-party contract manufacturing organizations for the manufacture of both drug substance and finished drug product for our product candidates for preclinical testing and expect to continue to do so for our clinical trials and commercialization. This reliance on third parties may increase the risk that we will not have sufficient quantities of our product candidates or products or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts.

We do not own or operate, and currently have no plans to establish, any manufacturing facilities. We rely on and expect to continue to rely on third-party contract manufacturing organizations (CMOs) for both drug substance and finished drug product, and ACT product. This reliance on CMOs, particularly where one CMO is the sole source of the drug substance or finished drug product, or ACT product, may increase the risk that we will not have sufficient quantities of our product candidates or products or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts.

We may be unable to establish agreements with CMOs or to do so on acceptable terms. Even if we are able to establish agreements with CMOs, reliance on them entails additional risks, including:

•	reliance on the CMO for regulatory, compliance and quality assurance;
•	the possible breach of the manufacturing agreement by the CMO;
•	the possible misappropriation of our proprietary information, including our trade secrets and know-how; and
•	the possible termination or nonrenewal of the agreement by the CMO at a time that is costly or inconvenient for us.

We have only limited technology transfer agreements in place with respect to our product candidates, and these arrangements do not extend to commercial supply. We acquire many key materials on a purchase order basis. As a result, we do not have long-term committed arrangements with respect to our product candidates and other materials. If we receive marketing approval for any of our product candidates, we will need to establish an agreement for commercial manufacture with a third party.

The CMOs we retain may not be able to comply with cGMP regulations or similar regulatory requirements outside of the United States. Our failure, or the failure of our CMOs, to comply with applicable regulations could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our products.

Our product candidates and any products that we may develop may compete with other product candidates and products for access to suitable manufacturing facilities. As a result, we may not obtain access to these facilities on a priority basis or at all. There are a limited number of manufacturers that operate under cGMP regulations and that might be capable of manufacturing for us.

Any performance failure on the part of our existing or future manufacturers could delay clinical development or marketing approval. We do not currently have arrangements in place for redundant supply or a second source for bulk drug substance. If our current CMOs cannot perform as agreed, we may be required to replace such manufacturers. Although we believe that there are several potential alternative manufacturers who could manufacture our product candidates, we may incur added costs and delays in identifying and qualifying any such replacement manufacturer or be able to reach agreement with any alternative manufacturer.

Our current and anticipated future dependence upon others for the manufacture of our product candidates or products may adversely affect our future profit margins and our ability to commercialize any products that receive marketing approval on a timely and competitive basis.

Some of our suppliers may experience disruption to their respective supply chain due to the effects of the COVID-19 pandemic, which could delay, prevent or impair our development or commercialization efforts.

We obtain certain chemical or biological intermediates in the synthesis of our product candidates and non-human primates (NHPs) for toxicology testing in countries affected by the COVID-19 pandemic. If we are unable to obtain these chemical or biological intermediates or NHPs in sufficient quantity and in a timely manner, the development, testing and clinical trials of that product candidate may be delayed or infeasible, and regulatory approval or commercial launch of any resulting product may be delayed or not obtained, which could significantly harm our business.

Our CMOs may be unable to successfully scale-up manufacturing of our product candidates in sufficient quality and quantity, which would delay or prevent us from developing our product candidates and commercializing approved products, if any.

In order to conduct clinical trials of our product candidates, we will need to manufacture them in large quantities. Quality issues may arise during scale-up activities. Our reliance on a limited number of CMOs, the complexity of drug manufacturing and the difficulty of scaling up a manufacturing process could cause the delay of clinical trials, regulatory submissions, required approvals or commercialization of our product candidates, cause us to incur higher costs and prevent us from commercializing our product candidates successfully. Furthermore, if our CMOs fail to deliver the required commercial quality and quantities of materials on a timely basis and at commercially reasonable prices, and we are unable to secure one or more replacement CMOs capable of production in a timely manner at a substantially equivalent cost, then testing and clinical trials of that product candidate may be delayed or infeasible, and regulatory approval or commercial launch of any resulting product may be delayed or not obtained, which could significantly harm our business.

Risks related to the commercialization of our product candidates

Even if any of our product candidates receives marketing approval, a product candidate may fail to achieve the degree of market acceptance by physicians, patients, third-party payors and others in the medical community necessary for commercial success.

If any of our product candidates receives marketing approval, it may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community. For example, ibrutinib is a well-established current treatment for CLL and other B-cell malignancies, and doctors may continue to rely on this and other treatments. If our product candidates do not achieve an adequate level of acceptance, we may not generate significant revenue from product sales and we may not become profitable. The degree of market acceptance of our product candidates, if approved for commercial sale, will depend on a number of factors, including:

•	the efficacy and potential advantages compared to alternative treatments;
•	the prevalence and severity of any side effects, in particular compared to alternative treatments;
•	our ability to offer our products for sale at competitive prices;
•	the convenience and ease of administration compared to alternative treatments;
•	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;
•	the strength of marketing, sales and distribution support;
•	the availability of third-party payor coverage and adequate reimbursement;
•	the timing of any marketing approval in relation to other product approvals; and
•	any restrictions on the use of our products together with other medications.

If we are unable to establish sales and marketing capabilities, we may not be successful in commercializing our product candidates if and when they are approved.

We do not have a sales or marketing infrastructure and have no experience in the sale, marketing or distribution of biopharmaceutical products. To achieve commercial success for any product for which we obtain marketing approval, we will need to establish sales, marketing and distribution capabilities, either by ourselves or through collaboration or other arrangements with third parties.

We currently expect that we may build our own focused, specialized sales and marketing organization to support the commercialization in the United States of product candidates for which we receive marketing approval and that can be commercialized with such capabilities. There are risks involved with establishing our own sales and marketing capabilities. For example, recruiting and training a sales force is expensive and time-consuming and could delay any product launch. If the commercial launch of a product candidate for which we recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, we would have incurred these commercialization expenses prematurely or unnecessarily. These efforts may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.

Factors that may inhibit our efforts to commercialize our products on our own include:

•	our inability to recruit, train and retain adequate numbers of effective sales, marketing, reimbursement, customer service, medical affairs, and other support personnel;
•	the lack of complementary products to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines; and
•	unforeseen costs and expenses associated with creating an independent sales and marketing organization.

If we are unable to establish our own sales and marketing capabilities and enter into arrangements with third parties to perform these services, our revenue from product sales and our profitability, if any, are likely to be lower than if we ourselves were to market and sell any products that we develop. In addition, we may not be successful in entering into arrangements with third parties to market and sell our product candidates or may be unable to do so on terms that are acceptable to us. Any of these third parties may fail to devote the necessary resources and attention to sell and market our products effectively. If we do not establish sales and marketing capabilities successfully, either on our own or in collaboration with third parties, we will not be successful in commercializing our product candidates.

Even if we are able to commercialize any product candidates, the products may become subject to unfavorable pricing regulations, third-party reimbursement practices or healthcare reform initiatives, which would harm our business.

The regulations that govern marketing approvals, pricing, coverage and reimbursement for new drug products vary widely from country to country. Current and future legislation may significantly change the approval requirements in ways that could involve additional costs and cause delays in obtaining approvals. Some countries require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our product candidate to other available therapies. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we might obtain marketing approval for a product candidate in a particular country, but then be subject to price regulations that delay our commercial launch of the product, possibly for lengthy time periods, and negatively impact the revenues, if any, we are able to generate from the sale of the product in that country. Adverse pricing limitations may hinder our ability to recoup our investment in one or more product candidates, even if our product candidates obtain marketing approval.

Our ability to commercialize any product candidates successfully also will depend in part on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from government healthcare programs, private health insurers and other organizations. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. Increasingly, government authorities and third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. Coverage and reimbursement may not be available for any product that we commercialize and, even if these are available, the level of reimbursement may not be satisfactory. Reimbursement may affect the demand for, or the price of, any product candidate for which we obtain marketing approval. Obtaining and maintaining adequate reimbursement for our products may be difficult. We may be required to conduct expensive pharmacoeconomic studies to justify coverage and reimbursement or the level of reimbursement relative to other therapies. If coverage and adequate reimbursement are not available or reimbursement is available only to limited levels, we may not be able to successfully commercialize any product candidate for which we obtain marketing approval.

There may be significant delays in obtaining coverage and reimbursement for newly approved drugs, and coverage may be more limited than the purposes for which the drug is approved by the FDA or similar regulatory authorities outside of the United States. Moreover, eligibility for coverage and reimbursement does not imply that a drug will be paid for in all cases or at a rate that covers our costs, including research, development, intellectual property, manufacture, sale and distribution expenses. Interim reimbursement levels for new drugs, if applicable, also may not be sufficient to cover our costs and may not be made permanent. Reimbursement rates may vary according to the use of the drug and the clinical setting in which it is used, may be based on reimbursement levels already set for lower cost drugs and may be incorporated into existing payments for other services. Net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United States. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement policies. Our inability to promptly obtain coverage and adequate reimbursement rates from both government-funded and private payors for any approved products that we develop could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize products and our overall financial condition.

Product liability lawsuits against us could cause us to incur substantial liabilities and to limit commercialization of any products that we may develop.

We face an inherent risk of product liability exposure related to the testing of our product candidates in human clinical trials and will face an even greater risk if we commercially sell any products that we may develop. If we cannot successfully defend ourselves against claims that our product candidates or products caused injuries, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

•	decreased demand for any product candidates or products that we may develop;
•	termination of clinical trials;
•	withdrawal of marketing approval, recall, restriction on the approval or a “black box” warning or contraindication for an approved drug;
•	withdrawal of clinical trial participants;
•	significant costs to defend the related litigation;

•	substantial monetary awards to trial participants or patients;
•	loss of revenue;
•	injury to our reputation and significant negative media attention;
•	reduced resources of our management to pursue our business strategy; and
•	the inability to commercialize any products that we may develop.

Although we maintain product liability insurance coverage, it may not be adequate to cover all liabilities that we may incur. We anticipate that we will need to increase our product liability insurance coverage as we initiate our clinical trials, as we expand our clinical trials and if we commence commercialization of our product candidates. Insurance coverage is increasingly expensive. We may not be able to maintain or increase our insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise.

Risks related to our intellectual property

If we are unable to obtain and maintain patent protection for our technology, current product candidates and any future product candidates that we may develop, or if the scope of the patent protection obtained is not sufficiently broad, our competitors and other third parties could develop and commercialize technology and product candidates similar or identical to ours, and our ability to successfully commercialize our technology and product candidates may be impaired, and we may not be able to compete effectively in our market.

Our commercial success depends, in large part, on our ability to obtain and maintain patent and other intellectual property and proprietary protection in the United States and other countries with respect to our product candidates and proprietary technology. We seek to protect our proprietary position by filing patent applications in the United States and abroad related to our novel technologies and product candidates. However, the portfolio covering our product candidates is at an early stage and comprised only of patent applications and we do not currently own or license any issued patents covering our product candidates. If we are unable to obtain or maintain patent protection with respect to our proprietary product candidates and technology or do not otherwise adequately protect our intellectual property, competitors and other third parties may be able to use our product candidates and technologies and erode or negate any competitive advantage that we may have, which could have a material adverse effect on our business. Any disclosure to or misappropriation by third parties of our confidential proprietary information could enable competitors and other third parties to quickly duplicate or surpass our technological achievements, thus eroding our competitive position in our market. Moreover, the patent applications we own, co-own or license may fail to result in issued patents that cover our current and future product candidates in the United States or in other foreign countries. Our patent applications cannot be enforced against third parties practicing the technology claimed in such applications unless, and until, a patent issues from such applications, and then only to the extent the issued claims cover the technology. If the patent applications we hold with respect to our development programs and product candidates fail to issue, if their breadth or strength of protection is threatened, or if they fail to provide meaningful exclusivity for our current and future product candidates, it could have a material adverse effect on our ability to commercialize our product candidates and our business.

To protect our proprietary positions, we file patent applications in the United States and other countries related to our novel technologies and product candidates that are important to our business. The patent application and prosecution process is expensive, complex and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications in all potential jurisdictions at a reasonable cost or in a timely manner. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. We may not be able to obtain or maintain patent applications and patents due to the subject matter claimed in such patent applications and patents being in the public domain. It is possible that defects of form in the preparation or filing of our patents or patent applications may exist, or may arise in the future, such as with respect to proper priority claims, inventorship, claim scope or patent term adjustments. If any current or future licensors or licensees are not fully cooperative or disagree with us as to the prosecution, maintenance or enforcement of any patent rights, such patent rights could be compromised and we might not be able to prevent third parties from making, using and selling competing products. If there are material defects in the form or preparation of our patents or patent applications, such patents or applications may be invalid and unenforceable. Moreover, our competitors and other third parties may independently develop equivalent knowledge, methods and know-how. Any of these outcomes could impair our ability to prevent competition from third parties.

The patent position of biotechnology and pharmaceutical companies generally is highly uncertain, involves complex legal and factual questions and has in recent years been the subject of much litigation. In addition, the protections offered by laws of different countries vary and the laws of foreign countries may not protect our rights to the same extent as the laws of the United States. For example, European patent law restricts the patentability of methods of treatment of the human body more than United States law does. No consistent policy regarding the breadth of claims allowed in biotechnology and pharmaceutical patents has emerged to date in the

United States or in many foreign jurisdictions. In addition, the determination of patent rights with respect to pharmaceutical compounds and technologies commonly involves complex legal and factual questions, which has in recent years been the subject of much litigation. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights, whether owned or in-licensed, are highly uncertain. Additionally, the U.S. Supreme Court has ruled on several patent cases in recent years either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on decisions by the U.S. Congress, the U.S. federal courts, and the U.S. Patent and Trademark Office (USPTO), the laws and regulations governing patents could change in unpredictable ways that could weaken our ability to obtain patents or to enforce any patents that we might obtain in the future.

We may not be aware of all third-party intellectual property rights potentially relating to our current and future product candidates. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions typically are not published until 18 months after filing, or in some cases not at all. Therefore, we cannot know with certainty whether we were the first to make the inventions claimed in our patents or pending patent applications, or that we or our licensors were the first inventors to file for patent protection of such inventions. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights are highly uncertain. Our pending and future patent applications, whether owned or in-licensed, may not result in patents being issued that protect our technology or product candidates, in whole or in part, or that effectively prevent others from commercializing competitive technologies and products. Changes in either the patent laws or interpretation of the patent laws in the United States and other countries may diminish the value of our patents or narrow the scope of our patent protection. Moreover, we may be subject to a third-party preissuance submission of prior art to the USPTO challenging the validity of one or more claims of our owned or licensed patents. Such submissions may also be made prior to a patent’s issuance, precluding the granting of a patent based on one of our owned or licensed pending patent applications. We may become involved in opposition, derivation, reexamination, inter partes review, post-grant review or other post-grant proceedings, in the United States or elsewhere, challenging our or our licensors’ patent rights or the patent rights of others. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology or product candidates and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights, which could significantly harm our business and results of operations. Moreover, we, or one of our licensors, may have to participate in interference proceedings declared by the USPTO to determine priority of invention or in post-grant challenge proceedings, such as oppositions in a foreign patent office, that challenge priority of invention or other features of patentability. Such challenges may result in loss of patent rights, exclusivity, freedom to operate, or in patent claims being narrowed, invalidated, or held unenforceable, in whole or in part, which could limit our ability to stop others from using or commercializing similar or identical technology and product candidates, or limit the duration of the patent protection of our technology and product candidates. Such proceedings also may result in substantial cost and require significant time from our scientists and management, even if the eventual outcome is favorable to us. In addition, any threat to the breadth or strength of protection provided by our patents and patent applications could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates.

Even if our patent applications issue as patents and are unchallenged, they may not issue in a form that will provide us with any meaningful protection against competing products or processes sufficient to achieve our business objectives, prevent competitors and other third parties from competing with us or otherwise provide us with any competitive advantage. Our competitors and other third parties may be able to design around or circumvent our patents, should they issue, by developing similar or alternative technologies or products in a non-infringing manner. Our competitors and other third parties may seek approval to market their own products similar to or otherwise competitive with our products. In these circumstances, we may need to defend and/or assert our patents, including by filing lawsuits alleging patent infringement. In any of these types of proceedings, a court or other agency with jurisdiction may find our patents invalid and/or unenforceable. If the patent protection provided by the patents and patent applications we own or license is not sufficiently broad to impede such competition, our ability to successfully commercialize our product candidates could be negatively affected, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and our patents may be challenged in the courts or patent offices in the United States and abroad. Such challenges may result in loss of exclusivity or freedom to operate or in patent claims being narrowed, invalidated or held unenforceable, in whole or in part, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our technology and products. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours. Any of the foregoing could have a material adverse effect on our business.

Changes in patent law in the United States and in non-U.S. jurisdictions could diminish the value of patents in general, thereby impairing our ability to protect our product candidates.

As is the case with other biopharmaceutical companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the biopharmaceutical industry involves both technological and legal complexity, and therefore is costly, time-consuming and inherently uncertain. Past or future patent reform legislation in the United States and other countries could increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of issued patents, may diminish the value of our patents or narrow the scope of our patent protection and may affect the scope, strength and enforceability of our patent rights or the nature of proceedings that may be brought by or against us related to our patent rights. Under the Leahy-Smith America Invents Act, (the America Invents Act), enacted in September 2011, the United States transitioned to a first inventor to file system in which, assuming that other requirements for patentability are met, the first inventor to file a patent application will be entitled to the patent on an invention regardless of whether a third party was the first to invent the claimed invention. The America Invents Act includes a number of other significant changes to U.S. patent law, including provisions that affect the way patent applications are prosecuted and may also affect patent litigation. These include allowing third-party submission of prior art to the USPTO during patent prosecution and additional procedures to challenge the validity of a patent by USPTO administered post-grant proceedings, including post-grant review, inter partes review, and derivation proceedings.

Additionally, recent U.S. Supreme Court rulings have narrowed the scope of patent protection available in certain circumstances and weakened the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents once obtained. Depending on decisions by the U.S. Congress, the federal courts and the USPTO, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future. Any of the foregoing, including any similar adverse changes in the patent laws of other jurisdictions, could also have a material adverse effect on our business, financial condition, results of operations and prospects.

Even if we are able to obtain patent protection for our product candidates, the life of such protection, if any, is limited, and third parties could develop and commercialize products and technologies similar or identical to ours and compete directly against us after the expiration of our patent rights, if any, and our ability to successfully commercialize any product or technology would be materially adversely affected.

The life of a patent and the protection it affords is limited. For example, in the United States, if all maintenance fees are timely paid, the natural expiration of a patent is generally 20 years from its earliest U.S. non provisional filing date. Even if we successfully obtain patent protection for an approved drug candidate, it may face competition from generic or biosimilar medications. Manufacturers of generic or biosimilar drugs may challenge the scope, validity or enforceability of our patents in court or before a patent office, and we may not be successful in enforcing or defending those intellectual property rights and, as a result, may not be able to develop or market the relevant product exclusively, which would materially adversely affect any potential sales of that product.

Given the amount of time required for the development, testing and regulatory review of new drug candidates, patents protecting such drug candidates might expire before or shortly after such drug candidates are commercialized. As a result, our patents and patent applications may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours. Even if we believe we are eligible for certain patent term extensions, there can be no assurance that the applicable authorities, including the FDA and the USPTO in the United States, and any equivalent regulatory authority in other countries, will agree with our assessment of whether such extensions are available, and such authorities may refuse to grant extensions to our patents, or may grant more limited extensions than we request. Upon the expiration of patents that may issue from our pending patent applications, we will not be able to assert such patent rights against potential competitors and other third parties, which would materially adversely affect our business, financial condition, results of operations and prospects.

We may need to license intellectual property from third parties, and such licenses may not be available or may not be available on commercially reasonable terms.

A third party may hold intellectual property, including patent rights, that are important or necessary to the development of our product candidates. It may be necessary for us to use the patented or proprietary technology of a third party to commercialize our own technology or product candidates, in which case we would be required to obtain a license from such third party. A license to such intellectual property may not be available or may not be available on commercially reasonable terms, which could have a material adverse effect on our business and financial condition.

The licensing and acquisition of third-party intellectual property rights is a competitive practice, and companies that may be more established, or have greater resources than we do, also may be pursuing strategies to license or acquire third-party intellectual property rights that we may consider necessary or attractive in order to commercialize our product candidates. More established companies may have a competitive advantage over us due to their larger size and cash resources or greater clinical development and commercialization capabilities. We may not be able to successfully complete such negotiations and ultimately acquire the rights to the intellectual property surrounding the additional product candidates we may seek to acquire.

Third parties may initiate legal proceedings alleging that we are infringing, misappropriating or otherwise violating their intellectual property rights, the outcome of which would be uncertain and could have a material adverse effect on our business.

Our commercial success depends, in part, upon our ability, and the ability of our collaborators to develop, manufacture, market and sell our product candidates and future product candidates and use our proprietary technologies without infringing, misappropriating or otherwise violating the intellectual property and other proprietary rights of third parties.

Numerous third-party U.S. and non-U.S. issued patents exist in the area of biotechnology, including in the area of CTMs and including patents owned or controlled by our competitors. There is considerable and complex intellectual property litigation in the biotechnology and pharmaceutical industries, as well as administrative proceedings for challenging patents, including interference, reexamination, and inter partes review proceedings before the USPTO and oppositions and other comparable proceedings in foreign jurisdictions. We may in the future become party to, or be threatened with, adversarial proceedings or litigation regarding intellectual property rights with respect to our product candidates, future product candidates and technology, including interference, derivation, reexamination or inter partes review proceedings before the USPTO. Our competitors or other third parties may assert infringement claims against us based on existing patents or patents that may be granted in the future and claims may also come from competitors or other third parties against whom our own patent portfolio may have no deterrent effect. The outcome of intellectual property litigation is subject to uncertainties that cannot be adequately quantified in advance. Other parties may allege that our product candidates or the use of our technologies infringe patent claims or other intellectual property rights held by them or that we are employing their proprietary technology without authorization.

As we continue to develop and, if approved, commercialize our current and future product candidates, competitors or other third parties may claim that our technology infringes, misappropriates or otherwise violates their intellectual property rights. There are and may in the future be additional U.S. and foreign-issued patents and pending patent applications owned by third parties in the fields in which we are pursuing product candidates. For example, we are aware of a patent owned by a third party with a claim that covers many potential CTMs. This patent may be alleged to cover one or more of our CTM product candidates, including our NX-2127 product candidate. While we believe that we have valid defenses against any assertion of such patent against us, such defenses may be unsuccessful. If we are unsuccessful and any of our CTM product candidates is found to infringe this patent, we could be required to obtain a license to such patent or forced to permanently cease developing, manufacturing, marketing and commercializing the infringing CTM product candidate. We may not be able to obtain any required license on commercially reasonable terms or at all, and even if we were able to obtain a license, it could be non-exclusive, thereby giving the licensor and other third parties the right to use the same technologies licensed to us, and it could require us to make substantial licensing, royalty and other payments. We also could be forced, including by court order, to permanently cease developing, manufacturing, marketing and commercializing the product candidate. In addition, we could be found liable for significant monetary damages, including treble damages and attorneys’ fees, if we are found to have willingly infringed any such patent. Even if we were ultimately to prevail, any litigation could require us to divert substantial financial and management resources that we would otherwise be able to devote to our business.

Moreover, as the biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that our product candidates may give rise to claims of infringement of the patent rights of others. There may be third-party patents of which we are currently unaware with claims to materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our product candidates or we may incorrectly conclude that a third-party patent is invalid, unenforceable or not infringed by our activities. Because patent applications can take many years to issue, there may be currently pending patent applications that may later result in issued patents that our product candidates may infringe. In addition, third parties may obtain patents in the future and claim that use of our technologies infringes upon these patents.

Patent and other types of the intellectual property litigation can involve complex factual and legal questions, and their outcome is uncertain. If we are found, or believe there is a risk we may be found, by a court of competent jurisdiction to infringe, misappropriate or otherwise violate a third party’s intellectual property rights, we could be required or may choose to obtain a license from such third party to continue developing and marketing our products and technology. However, we may not be able to obtain any such license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors and other third parties access to the same technologies licensed to us, and it could require us to make substantial licensing, royalty or other payments. Without such a license, we could be forced, including by court order, to cease commercializing the infringing technology or product candidate. In addition, we could be found liable for monetary damages, which could be significant, including treble damages and attorneys’ fees if we are found to have willfully infringed a patent or other intellectual property right. A finding of infringement could prevent us from commercializing our product candidates or future product candidates or force us to cease some of our business operations, which could materially harm our business. Alternatively, we may need to redesign our infringing products, which may be impossible or require substantial time and monetary expenditure. If we lose a foreign patent lawsuit alleging our infringement of a competitor’s patents, we could be prevented from marketing our therapeutics in one or more foreign countries and/or be required to pay monetary damages for infringement or royalties in order to continue marketing. Claims that we have misappropriated the confidential information, trade secrets or other intellectual property of third parties could have a similar negative impact on our business. Any of these outcomes would have a material adverse effect on our business.

Further, we do not know which processes we will use for commercial manufacture of our future products, or which technologies owned or controlled by third parties may prove important or essential to those processes. Many companies have filed, and continue to file, patent applications related to novel protein modulation therapies that target disease-causing proteins and many companies have filed and continue to file patent applications related to ACT. Some of these patent applications have already been allowed or issued and others may issue in the future. Because this area is competitive and of strong interest to pharmaceutical and biotechnology companies, there likely will be additional patent applications filed and additional patents granted in the future, as well as additional research and development programs expected in the future. Furthermore, because patent applications can take many years to issue, may be confidential for 18 months or more after filing and can be revised before issuance, there may be applications now pending that we are not aware of that may later result in issued patents that may be infringed by the manufacture, use, sale or importation of our product candidates or future products. If a patent holder believes the manufacture, use, sale, offer for sale or importation of one of our product candidates or future products infringes its patent, the patent holder may sue us even if we have licensed other patent protection for our technology. Moreover, we may face patent infringement claims from non-practicing entities that have no relevant product revenue and against whom our licensed patent portfolio may therefore have no deterrent effect.

It is also possible that we have failed to identify all relevant third-party patents or applications. Patent searching is imperfect due to differences in terminology among patents, incomplete databases and the difficulty in assessing the meaning of patent claims. We may fail to identify relevant patents or patent applications or may identify pending patent applications of potential interest but incorrectly predict the likelihood that such patent applications may issue with claims of relevance to our technology. In addition, we may be unaware of one or more issued patents that would be infringed by the manufacture, sale, importation or use of a current or future product candidate, or we may incorrectly conclude that a third-party patent is invalid, unenforceable or not infringed by our activities. Additionally, pending patent applications that have been published can, subject to certain limitations, later be amended in a manner that could cover our technologies, our future products or the manufacture or use of our future products.

Third parties may assert infringement claims against us based on existing intellectual property rights and intellectual property rights that may be granted in the future. If we were to challenge the validity of an issued U.S. patent in court, such as an issued U.S. patent of potential relevance to some of our product candidates or future product candidates or manufacture or methods of use, we would need to overcome a statutory presumption of validity that attaches to every U.S. patent. This burden is a high one and in order to prevail, we would have to present clear and convincing evidence as to the invalidity of the patent’s claims. Even if we believe third-party intellectual property claims are without merit, there is no assurance that a court would find in our favor on questions of infringement, validity or enforceability by invalidating the claims of any such U.S. patent or finding that our product candidates or technology did not infringe any such claims.

Even if resolved in our favor, litigation or other legal proceedings relating to intellectual property claims may be time-consuming, cause us to incur significant expenses, and could distract our technical and management personnel from their normal responsibilities and ongoing business operations. If we are unable to avoid infringing the patent rights of others, we may be required to seek a license, defend an infringement action or challenge the validity of the patents in court, or redesign our future products or processes. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock. Such litigation or proceedings could substantially increase our operating losses and reduce the resources available for development activities or any future sales, marketing or distribution activities. Unlike some of our larger competitors and other third parties, we may not have sufficient financial or other resources to conduct such litigation or proceedings adequately. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation or administrative proceedings, there is a risk that some of our confidential information could be compromised by disclosure. Uncertainties resulting from the litigation of patent litigation and other proceedings could delay our research development efforts, adversely affect our ability to raise additional funds, and could limit our ability to continue our operations. Any of the foregoing could have a material adverse effect on our business.

We may be subject to claims by third parties asserting that we or our employees, consultants, contractors or advisors have misappropriated, wrongfully used or disclosed alleged trade secrets or other intellectual property, or claiming ownership of what we regard as our own intellectual property.

We employ individuals who were previously employed at universities as well as other biotechnology or pharmaceutical companies, including our competitors or potential competitors. We have received confidential and proprietary information from collaborators, prospective licensees and other third parties. Although we try to ensure that our employees, consultants and advisors do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that these individuals or we have inadvertently or otherwise used or disclosed intellectual property, including trade secrets or other proprietary information, of any such individual’s former employer. We also may in the future be subject to claims that we have caused such individual to breach the terms of his or her non-competition or non-solicitation agreement or from former employers or other third parties claiming to have an ownership interest in our patents or other intellectual property. Litigation may be necessary to defend against these claims. We may not be successful in defending these claims, and if we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights, such as exclusive ownership of, or right to use, valuable intellectual property. In addition, we may lose personnel as a result of such claims and any such litigation or the threat thereof may adversely affect our ability to hire employees or contract with independent contractors. A loss of key personnel or their work product could hamper or prevent our ability to commercialize our product candidates, which would have a material adverse effect on our business, results of operations, financial condition and prospects. Even if we are successful, litigation could result in substantial cost and reputational loss and be a distraction to our management and other employees.

In addition, although it is our policy to require our employees, consultants and contractors who may be involved in the development of intellectual property to execute agreements assigning such intellectual property to us, we may be unsuccessful in executing such an agreement with each party who in fact develops intellectual property that we regard as our own. Moreover, even when we obtain agreements assigning intellectual property to us, such assignment agreements may not be self-executing or may be breached, and we may be forced to bring claims against third parties, or defend claims they may bring against us, to determine the ownership of what we regard as our intellectual property. Furthermore, individuals executing agreements with us may have preexisting or competing obligations to a third party, such as an academic institution, and thus an agreement with us may be ineffective in perfecting ownership of inventions developed by that individual. In addition, we or our licensors may in the future be subject to claims by former employees, consultants or other third parties asserting an ownership right in our owned or licensed patents or patent applications. An adverse determination in any such litigation or proceeding may result in loss of exclusivity or freedom to operate or in patent claims being narrowed, invalidated or held unenforceable, in whole or in part, which could limit our ability to stop others from using or commercializing similar technology and therapeutics, without payment to us, or could limit the duration of the patent protection covering our technology and product candidates. Such challenges may also result in our inability to develop, manufacture or commercialize our product candidates without infringing third-party patent rights. In addition, if the breadth or strength of protection provided by our owned or licensed patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and prospects.

We may become involved in lawsuits to protect or enforce our patents, the patents of our licensors, or other intellectual property, which could be expensive, time-consuming and unsuccessful.

Competitors or other third parties may infringe our patents, the patents of our licensors, or other intellectual property. To counter infringement or unauthorized use, we may be required to file infringement claims, which, regardless of merit, can be expensive, time-consuming, unpredictable and divert the time and attention of our management and scientific personnel. Any claims we assert against perceived infringers could provoke those parties to assert counterclaims against us alleging that we infringe their patents or other intellectual property. In addition, in a patent infringement proceeding, a court may decide that a patent of ours or our licensors is invalid or unenforceable, in whole or in part, construe the patent’s claims narrowly or refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question. Grounds for a validity challenge could include an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, written description, non-enablement or failure to claim patent-eligible subject matter. Grounds for an unenforceability assertion could include an allegation that someone connected with prosecution of the patent withheld information material to patentability from the USPTO, or made a misleading statement, during prosecution. Third parties also may raise similar claims before administrative bodies in the United States or abroad, even outside the context of litigation. Such mechanisms include reexamination, post-grant review, inter partes review, interference proceedings, derivation proceedings and equivalent proceedings in foreign jurisdictions. Such proceedings could result in the revocation or cancellation of or amendment to our patents in such a way that they no longer cover our product candidates or prevent third parties from competing with our product candidates. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which the patent examiner and we or our licensing partners were unaware during prosecution. If a third party were to prevail on a legal assertion of invalidity or unenforceability, we could lose at least part, and perhaps all, of the patent protection on our product candidates. An adverse result in any litigation or proceeding involving our patents or patent applications may put one or more of our patents at risk of being invalidated, held unenforceable or interpreted narrowly.

Even if we successfully assert our patents or other intellectual property rights, a court may not award remedies that sufficiently compensate us for our losses. The impact of public announcements of the results of hearings related to such awards on the price of our common stock may be uncertain. If securities analysts or investors perceive such results to be negative, it could have a substantial adverse effect on the price of our common stock. Moreover, there can be no assurance that we will have sufficient financial or other resources to file and pursue such infringement claims, which typically last for years before they are concluded. Some of our competitors or other third parties may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources and more mature and developed intellectual property portfolios. Even if we ultimately prevail in such claims, the monetary cost of such litigation and the diversion of the attention of our management and scientific personnel for significant periods of time during such litigation could outweigh any benefit we receive as a result of the proceedings. Accordingly, despite our efforts, we may not be able to prevent third parties from infringing, misappropriating or successfully challenging our intellectual property rights. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could have a material adverse effect on our business, financial condition, results of operations and prospects.

We may not be able to protect our intellectual property rights throughout the world.

Filing, prosecuting and defending patents on product candidates in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States could be less extensive than those in the United States. In some cases, we may not be able to obtain patent protection for certain technology and product candidates outside the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States, even in jurisdictions where we do pursue patent protection. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, even in jurisdictions where we do pursue patent protection, or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors or other third parties may use our technologies in jurisdictions where we have not pursued and obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we have patent protection, but enforcement is not as strong as that in the United States. These products may compete with our product candidates and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents, trade secrets and other intellectual property protection, particularly those relating to biotechnology products, which could make it difficult for us to stop the infringement of our patents, if pursued and obtained, or marketing of competing products in violation of our proprietary rights generally. Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.

Many countries have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties. In addition, many countries limit the enforceability of patents against government agencies or government contractors. In these countries, the patent owner may have limited remedies, which could materially diminish the value of such patent. If we or any of our licensors is forced to grant a license to third parties with respect to any patents relevant to our business, our business, financial condition, results of operations and prospects could be materially and adversely affected.

Obtaining and maintaining our patent protection depends on compliance with various procedural, documentary, fee payment and other requirements imposed by governmental patent offices, and our patent protection could be reduced or eliminated for non-compliance with these requirements.

Periodic maintenance, renewal and annuity fees and various other government fees on any issued patent are due to be paid to the USPTO and patent offices in foreign countries in several stages over the lifetime of the patent. The USPTO and patent offices in various foreign governmental require compliance with a number of procedural, documentary, fee payment and other similar requirements during the patent application process. Although an inadvertent lapse can in many cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of a patent or patent rights in the relevant jurisdiction. Non-compliance events that could result in abandonment or lapse of a patent or patent application include, but are not limited to, failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. In such an event, our competitors or other third parties might be able to enter the market, which would have a material adverse effect on our business.

If we are unable to protect the confidentiality of our trade secrets, our business and competitive position would be harmed.

In addition to seeking patents for some of our technology and product candidates, we also rely on trade secrets, including unpatented know-how, technology and other proprietary information, and confidentiality agreements to maintain our competitive position. However, trade secrets can be difficult to protect. We seek to protect our trade secrets, proprietary technology and processes, in part, by entering into non-disclosure and confidentiality agreements with parties who have access to them, such as our employees, corporate collaborators, outside scientific collaborators, CROs, contract manufacturers, consultants, advisors and other third parties. We also enter into confidentiality and invention or patent assignment agreements with our employees and consultants. Monitoring unauthorized uses and disclosures of our intellectual property is difficult, and we do not know whether the steps we have taken to protect our intellectual property will be effective. Despite these efforts, any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, some courts inside and outside of the United States are less willing or unwilling to protect trade secrets. As a result, we could lose our trade secrets and third parties could use our trade secrets to compete with our product candidates and technology.

We cannot guarantee that we have entered into such agreements with each party that may have or had access to our trade secrets or proprietary technology and processes. We also seek to preserve the integrity and confidentiality of our data and trade secrets by maintaining physical security of our premises and physical and electronic security of our information technology systems; however, such systems and security measures may be breached, and we may not have adequate remedies for any breach.

Moreover, our competitors or other third parties may independently develop knowledge, methods and know-how equivalent to our trade secrets. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor or other third parties, we would have no right to prevent them, or those to whom they communicate it, from using that technology or information to compete with us. If any of our trade secrets were to be disclosed to or independently developed by a competitor or other third parties, our competitive position would be harmed.

Intellectual property rights do not necessarily address all potential threats.

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations and may not adequately protect our business or permit us to maintain our competitive advantage. For example:

•

others may be able to make products that are similar to any product candidates we may develop or utilize similar technology but that are not covered by the claims of the patents that we own or license now or in the future;

•

we, or our current or future license partners or collaborators, might not have been the first to make the inventions covered by the issued patent or pending patent application that we own or license now or in the future;

•	we, or our current or future license partners or collaborators, might not have been the first to file patent applications covering certain of our or their inventions;
•	others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing our owned or licensed intellectual property rights;
•	it is possible that our pending owned patent applications or those that we may own or license in the future will not lead to issued patents;
•	issued patents that we may hold rights to in the future may be held invalid or unenforceable, including as a result of legal challenges by our competitors;
•

our competitors might conduct research and development activities in countries where we do not have patent rights and then use the information learned from such activities to develop competitive products for sale in our major commercial markets;

•	we may not develop additional proprietary technologies that are patentable; and
•	we may choose not to file a patent in order to maintain certain trade secrets or know-how, and a third party may subsequently file a patent covering such intellectual property.

Should any of these events occur, they could have a material adverse effect on our business, financial condition, results of operations and prospects.

Risks related to regulatory approval and marketing of our product candidates

The regulatory approval process of the FDA is lengthy, time-consuming and inherently unpredictable, and if we are ultimately unable to obtain marketing approval for our product candidates, our business will be substantially harmed.

The time required to obtain approval by the FDA is unpredictable but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval policies, regulations or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. We have not obtained marketing approval for any product candidate and it is possible that none of our existing product candidates, or any product candidates we may seek to develop in the future, will ever obtain marketing approval.

Our product candidates could be delayed or fail to receive marketing approval for many reasons, including the following:

•	the FDA may disagree with our interpretation of data from preclinical studies or clinical trials;
•	the FDA may disagree with the design or implementation of our planned clinical trials;
•

data collected from clinical trials of our product candidates may not be sufficient to support the submission of a new drug application (NDA) to the FDA or other submissions necessary to obtain marketing approval in the United States;

•	we may be unable to demonstrate to the satisfaction of the FDA that a product candidate is safe and effective for its proposed indication;
•	the results of clinical trials may not meet the level of statistical significance required by the FDA for approval;
•	we may be unable to demonstrate that our product candidates’ clinical and other benefits outweigh their safety risks;
•	the FDA may find deficiencies with or fail to approve the manufacturing processes or facilities of third-party manufacturers with which we contract for clinical and commercial supplies; and
•	the approval policies or regulations of the FDA may significantly change in a manner rendering our clinical data insufficient for approval.

This lengthy approval process, as well as the unpredictability of future clinical trial results, may result in our failing to obtain regulatory approval to market any of our product candidates, which would significantly harm our business, results of operations, financial condition and prospects. The FDA has substantial discretion in the approval process, and in determining when or whether regulatory approval will be obtained for any of our product candidates. Even if we believe the data collected from clinical trials of our product candidates are promising, such data may not be sufficient to support approval by the FDA.

In addition, even if we were to obtain approval, regulatory authorities may approve any of our product candidates for fewer or more limited indications than we request, or they may impose significant limitations in the form of narrow indications, warnings or Risk Evaluation and Mitigation Strategies. In addition, regulatory authorities may not approve the price we intend to charge for our products, may require precautions or contra-indications with respect to conditions of use, may grant approval contingent on the performance of costly post-marketing clinical trials, or may approve a product candidate with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that product candidate. Any of the foregoing scenarios could materially harm the commercial prospects for our product candidates.

We, as a company, do not have experience in filing for and obtaining regulatory approval to initiate a clinical trial or in manufacturing or in quality assurance in order to market a new drug in the United States or in any other jurisdiction.

As a company, we do not have experience in filing for or obtaining regulatory approval to initiate clinical trials or in manufacturing or in quality assurance in order to market a new drug and expect to rely on third-party clinical research organizations or other third-party consultants or vendors to assist us in this process. Our inexperience may result in failure to or delays in obtaining the required regulatory approvals to initiate clinical trials and to obtain marketing approval for our product candidates. If we are unable to obtain regulatory and marketing approval for our product candidates, or experience significant delays in our efforts to do so, our business could be substantially harmed.

Failure to obtain marketing approval in foreign jurisdictions would prevent our product candidates from being marketed abroad and may limit our ability to generate revenue from product sales.

To market and sell our product candidates in jurisdictions outside the United States, we must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ substantially from that required to obtain FDA approval. The regulatory approval process outside the United States generally includes all of the risks associated with obtaining FDA approval. In addition, in many countries outside the United States, we must secure product reimbursement approvals before regulatory authorities will approve the product for sale in that country. Failure to obtain foreign regulatory approvals on a timely basis or non-compliance with foreign regulatory requirements could result in significant delays, difficulties and costs for us and could delay or prevent the introduction of our product candidates in certain countries. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the United States does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. We may not be able to file for marketing approvals and may not receive necessary approvals to commercialize our products in any jurisdiction, which would materially impair our ability to generate revenue.

The United Kingdom’s recent exit from the European Union (EU), commonly referred to as “Brexit,” continues to create political and economic uncertainty, particularly in the United Kingdom and the EU. Because a significant proportion of the regulatory framework in the United Kingdom is derived from EU directives and regulations, the withdrawal of the United Kingdom from the EU could materially impact the regulatory regime with respect to the approval of our product candidates in the United Kingdom or the EU.

If we fail to comply with the regulatory requirements in international markets and thus receive applicable marketing approvals, our target market will be reduced, our ability to realize the full market potential of our product candidates will be harmed and our business will be adversely affected. We may not obtain foreign regulatory approvals on a timely basis, if at all. Our failure to obtain approval of any of our product candidates by regulatory authorities in another country may significantly diminish the commercial prospects of that product candidate and our business prospects could decline.

Even if we, or any collaborators, obtain marketing approvals for our product candidates, the terms of approvals and ongoing regulation of our products may limit how we, or they, manufacture and market our products, which could materially impair our ability to generate revenue.

Once marketing approval has been granted, an approved product and its manufacturer and marketer are subject to ongoing review and extensive regulation. We, and any collaborators, must therefore comply with requirements concerning advertising and promotion for any of our product candidates for which we or they obtain marketing approval. Promotional communications with respect to prescription drugs are subject to a variety of legal and regulatory restrictions and must be consistent with the information in the product’s approved labeling. Thus, we, and any collaborators, will not be able to promote any products we develop for indications or uses for which they are not approved.

In addition, manufacturers of approved products and those manufacturers’ facilities are required to comply with extensive FDA requirements, including ensuring that quality control and manufacturing procedures conform to cGMPs, which include requirements relating to quality control and quality assurance, as well as the corresponding maintenance of records and documentation and reporting requirements. We, our third-party manufacturers, and any collaborators and their third-party manufacturers could be subject to periodic unannounced inspections by the FDA to monitor and ensure compliance with cGMPs.

Accordingly, assuming we, or any collaborators, receive marketing approval for one or more of our product candidates, we, any collaborators, and our respective third-party manufacturers will continue to expend time, money and effort in all areas of regulatory compliance, including manufacturing, production, product surveillance and quality control.

If we, and any collaborators, are not able to comply with post-approval regulatory requirements, we, and any collaborators, could have the marketing approvals for our products withdrawn by regulatory authorities and our, or any collaborators’, ability to market any future products could be limited, which could adversely affect our ability to achieve or sustain profitability. Further, the cost of compliance with post-approval regulations may have a negative effect on our business, operating results, financial condition and prospects.

Any product candidate for which we, or any collaborators, obtain marketing approval could be subject to post-marketing restrictions or withdrawal from the market and we, or any collaborators, may be subject to substantial penalties if we, or they, fail to comply with regulatory requirements or if we, or they, experience unanticipated problems with our products when and if any of them are approved.

Any product candidate for which we, or any collaborators, obtain marketing approval, as well as the manufacturing processes, post-approval clinical data, labeling, advertising and promotional activities for such product, will be subject to continual requirements of and review by the FDA, EMA and other regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, registration and listing requirements, cGMP requirements relating to manufacturing, quality control, quality assurance and corresponding maintenance of records and documents, requirements regarding the distribution of samples to physicians and recordkeeping. Even if marketing approval of a product candidate is granted, the approval may be subject to limitations on the indicated uses for which the product may be marketed or to the conditions of approval, including the requirement to implement a risk evaluation and mitigation strategy. New cancer drugs frequently are indicated only for patient populations that have not responded to an existing therapy or have relapsed. If any of our product candidates receives marketing approval, the accompanying label may limit the approved use of our drug in this way, which could limit sales of the product.

The FDA also may impose requirements for costly post-marketing studies or clinical trials and surveillance to monitor the safety or efficacy of the product, including the adoption and implementation of risk evaluation and mitigation strategies. The FDA and other agencies, including the Department of Justice (DOJ), closely regulate and monitor the post-approval marketing and promotion of drugs to ensure they are marketed and distributed only for the approved indications and in accordance with the provisions of the approved labeling. The FDA and DOJ impose stringent restrictions on manufacturers’ communications regarding off-label use, and if we do not market our products only for their approved indications, we may be subject to enforcement action for off-label marketing. Violations of the Federal Food, Drug, and Cosmetic Act and other statutes, including the False Claims Act, relating to the promotion and advertising of prescription drugs may lead to investigations and enforcement actions alleging violations of federal and state healthcare fraud and abuse laws, as well as state consumer protection laws.

In addition, later discovery of previously unknown side effects or other problems with our products or their manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may yield various results, including:

•	restrictions on such products, manufacturers or manufacturing processes;
•	restrictions and warnings on the labeling or marketing of a product;
•	restrictions on product distribution or use;
•	requirements to conduct post-marketing studies or clinical trials;
•	warning letters or untitled letters;
•	withdrawal of the products from the market;
•	refusal to approve pending applications or supplements to approved applications that we submit;
•	recall of products;
•	fines, restitution or disgorgement of profits or revenues;
•	suspension or withdrawal of marketing approvals;
•	suspension of any ongoing clinical trials;
•	damage to relationships with any potential collaborators;
•	unfavorable press coverage and damage to our reputation;
•	refusal to permit the import or export of our products;
•	product seizure;
•	injunctions or the imposition of civil or criminal penalties; or
•	litigation involving patients using our products.

Non-compliance with EU requirements regarding safety monitoring or pharmacovigilance, and with requirements related to the development of products for the pediatric population, also can result in significant financial penalties. Similarly, failure to comply with the European Union’s requirements regarding the protection of personal information can lead to significant penalties and sanctions.

In addition, manufacturers of approved products and those manufacturers’ facilities are required to comply with extensive FDA requirements, including ensuring that quality control and manufacturing procedures conform to cGMPs applicable to drug manufacturers which include requirements relating to quality control and quality assurance, as well as the corresponding maintenance of records and documentation and reporting requirements. We, any contract manufacturers we may engage in the future, our collaborators and their contract manufacturers also will be subject to other regulatory requirements, including submissions of safety and other post-marketing information and reports, registration and listing requirements, requirements regarding the distribution of samples to clinicians, recordkeeping, and costly post-marketing studies or clinical trials and surveillance to monitor the safety or efficacy of the product, such as the requirement to implement a risk evaluation and mitigation strategy.

Our operations and relationships with future customers, providers and third-party payors will be subject to applicable anti-kickback, fraud and abuse and other healthcare laws and regulations, which could expose us to penalties including criminal sanctions, civil penalties, exclusions from government programs, contractual damages and reputational harm, and could diminish our future profits and earnings.

Our future arrangements with third-party payors, physicians, and other customers will subject us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute any product candidates for which we obtain marketing approval.

Restrictions under applicable U.S. federal and state healthcare laws and regulations include the following:

•

the federal Anti-Kickback Statute, a criminal law, prohibits, among other things, persons and entities from knowingly and willfully offering, paying, soliciting or receiving any remuneration, directly or indirectly, in cash or in kind, to induce or reward purchasing, leasing, ordering, or arranging for, referring, or recommending the purchase, lease or order of any good or service for which payment may be made, in whole or in part, under federal healthcare programs such as Medicare and Medicaid;

•

the federal civil False Claims Act, which may be enforced through civil whistleblower or qui tam actions and is often used to enforce the federal Anti-Kickback Statute and other healthcare laws and regulations, imposes civil penalties and potential exclusion from federal healthcare programs, against individuals or entities for, among other things, knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or for making a false record or statement material to an obligation to pay the federal government or for knowingly and improperly avoiding, decreasing or concealing an obligation to pay money to the federal government;

•

federal criminal statutes created by the federal Health Insurance Portability and Accountability Act of 1996 (HIPAA) impose criminal liability for, among other things, knowingly and willfully executing or attempting to execute a scheme to defraud any healthcare benefit program, including private insurance plans, or, in any matter involving a healthcare benefit program, for knowingly and willfully making materially false, fictitious or fraudulent statements in connection with the delivery of or payment for health care benefits;

•

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act (HITECH), and its implementing regulations, also imposes obligations, including mandatory contractual terms, on certain types of people and entities with respect to safeguarding the privacy, security and transmission of individually identifiable health information;

•

the federal Food, Drug, and Cosmetic Act which among other things, strictly regulates drug marketing, prohibits manufacturers from marketing such products for off-label use and regulates the distribution of samples;

•

the federal and state laws that require pharmaceutical manufacturers to report certain calculated product prices to the government or provide certain discounts or rebates to government authorities or private entities, often as a condition of reimbursement under government healthcare programs

•

the federal Physician Payment Sunshine Act requires applicable manufacturers of covered drugs, devices, biologics, and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to report payments and other transfers of value to physicians, teaching hospitals, and, beginning in 2022, physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists and certified nurse-midwives as well as certain ownership and investment interests held by physicians and their immediate families, which includes annual data collection and reporting obligations; and

•

analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers.

Some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and relevant compliance guidance promulgated by the federal government. State laws also require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures. State and foreign laws also govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, imprisonment, exclusion of product candidates from government-funded healthcare programs, such as Medicare and Medicaid, disgorgement, contractual damages, reputational harm, diminished profits and future earnings, and the curtailment or restructuring of our operations. If any physicians or other healthcare providers or entities with whom we expect to do business are found not to be in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government-funded healthcare programs.

The efforts of the Trump Administration to pursue regulatory reform may limit the FDA’s ability to engage in oversight and implementation activities in the normal course, and that could negatively impact our business.

The Trump Administration has taken several executive actions, including the issuance of a number of executive orders, that could impose significant burdens on, or otherwise materially delay, the FDA’s ability to engage in routine regulatory and oversight activities such as implementing statutes through rulemaking, issuance of guidance. On January 30, 2017, President Trump issued an executive order, applicable to all executive agencies, including the FDA, that requires that for each notice of proposed rulemaking or final regulation to be issued in fiscal year 2017, the agency shall identify at least two existing regulations to be repealed, unless prohibited by law. These requirements are referred to as the “two-for-one” provisions. This executive order includes a budget neutrality provision that requires the total incremental cost of all new regulations in the 2017 fiscal year, including repealed regulations, to be no greater than zero, except in limited circumstances. For fiscal years 2018 and beyond, the executive order requires agencies to identify regulations to offset any incremental cost of a new regulation. In interim guidance issued by the Office of Information and Regulatory Affairs within the Office of Management and on February 2, 2017, the administration indicates that the “two-for-one” provisions may apply not only to agency regulations, but also to significant agency guidance documents. It is difficult to predict how these requirements will be implemented, and the extent to which they will impact the FDA’s ability to exercise its regulatory authority. If these executive actions impose constraints on FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted.

Current and future legislation may increase the difficulty and cost for us, and any collaborators, to obtain marketing approval of and commercialize our product candidates and affect the prices we, or they, may obtain.

In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell any product candidates for which we obtain marketing approval. The pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by legislative initiatives. Current laws, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any FDA approved product.

Healthcare reform measures that may be adopted in the future, may result in reductions in Medicare and other healthcare funding, more rigorous coverage criteria, new payment methodologies and additional downward pressure on the price that we receive for any approved product and/or the level of reimbursement physicians receive for administering any approved product we might bring to market. Reductions in reimbursement levels may negatively impact the prices we receive or the frequency with which our products are prescribed or administered. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors.

To date, there have been several recent U.S. congressional inquiries and proposed and enacted state and federal legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient support programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. Although any proposed measures will require authorization through additional legislation to become effective, Congress and the Trump Administration have indicated that they will continue to seek new legislative and/or administrative measures to control drug costs.

At the state level, individual states are increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing. These include legislation and regulations regarding price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, legislative action designed to encourage importation from other countries and bulk purchasing. In addition, regional health care authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other health care programs. These measures could reduce the ultimate demand for our products, once approved, or put pressure on our product pricing.

Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. We cannot be sure whether additional legislative changes will be enacted, or whether the FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of our product candidates, if any, may be. Increased scrutiny by the U.S. Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent product labeling and post-marketing testing and other requirements.

Governments outside of the United States tend to impose strict price controls, which may adversely affect our revenues from the sales of drugs, if any.

In some countries, particularly the countries of the European Union, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a drug. To obtain reimbursement or pricing approval in some countries, we, or our collaborators, may be required to conduct a clinical trial that compares the cost-effectiveness of our drug to other available therapies. If reimbursement of our drugs is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our business could be materially harmed.

Risks related to employees, managing our growth and other legal matters

The outbreak of COVID-19 may adversely affect our business and the market price of our common stock.

The recent global pandemic of COVID-19 is impacting worldwide economic activity and poses the risk that we or our employees, contractors, suppliers, and other partners may be prevented from conducting business activities for an indefinite period of time, including due to shutdowns that may be requested or mandated by governmental authorities. Although it is not possible at this time to estimate the impact that COVID-19 could have on our business, the continued spread of COVID-19 and the measures taken by the governments of countries affected could disrupt the supply chain and the manufacture or shipment of both drug substance and finished drug product for our product candidates for preclinical testing and clinical trials, cause diversion of healthcare resources away from the conduct of preclinical and clinical trial matters to focus on pandemic concerns, limit travel in a manner that interrupts key trial activities, such as trial site initiations and monitoring, delay regulatory filings with regulatory agencies in affected areas or adversely affect our ability to obtain regulatory approvals. The COVID-19 outbreak and mitigation measures also may have an adverse impact on global economic conditions, which could adversely impact our business, financial condition or results of operations. Additionally, the COVID-19 outbreak has resulted in significant financial market volatility and uncertainty. A continuation or worsening of the levels of market disruption and volatility seen in the recent past as a result of the COVID-19 outbreak could have an adverse effect on our ability to access capital and on the market price of our common stock. It is currently not possible to predict how long the COVID-19 outbreak will last or the time that it will take for economic activity to return to prior levels. The extent to which the COVID-19 outbreak impacts our results will depend on future developments that are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of the virus and the actions taken to contain its impact. See also the section titled “—Risks related to dependence on third parties.”

If we fail to attract and retain management and other key personnel, we may be unable to continue to successfully develop our current and any future product candidates, commercialize our product candidates or otherwise implement our business plan.

Our ability to compete in the highly competitive pharmaceuticals industry depends upon our ability to attract and retain highly qualified managerial, scientific, medical, sales and marketing and other personnel. We are highly dependent on our management and scientific personnel, including our President and Chief Executive Officer, Arthur T. Sands, M.D., Ph.D. and our Chief Scientific Officer, Gwenn Hansen, Ph.D. The loss of the services of Drs. Sands and Hansen or other members of our senior leadership team could impede, delay or prevent the successful development of our product pipeline, completion of our planned clinical trials, commercialization of our products or in-licensing or acquisition of new assets, and could negatively impact our ability to successfully implement our business plan. If we lose the services of such individuals, we might not be able to find suitable replacements on a timely basis or at all, and our business could be harmed as a result. We do not maintain “key man” insurance policies on the lives of these individuals or the lives of any of our other employees.

We employ all of our executive officers and key personnel on an at-will basis and their employment can be terminated by us or them at any time, for any reason and without notice. In order to retain valuable employees at our company, in addition to salary and cash incentives, we provide stock options that vest over time. The value to employees of stock options that vest over time will be significantly affected by movements in our stock price that are beyond our control, and may at any time be insufficient to counteract offers from other companies.

Moreover, we might not be able to attract or retain qualified management and other key personnel in the future due to the intense competition for qualified personnel among biotechnology, pharmaceutical and other businesses, particularly in the San Francisco Bay Area where we are headquartered. We could have difficulty attracting experienced personnel to our company and may be required to expend significant financial resources in our employee recruitment and retention efforts. Many pharmaceutical companies with whom we compete for qualified personnel have greater financial and other resources, different risk profiles and longer histories in the industry than we do. They also may provide more diverse opportunities and better chances for career advancement. If we are not able to attract and retain the necessary personnel to accomplish our business objectives, we may experience constraints that will harm our ability to implement our business strategy and achieve our business objectives.

In addition, we have scientific and clinical advisors who assist us in formulating our development and clinical strategies. These advisors are not our employees and may have commitments to, or consulting or advisory contracts with, other entities that may limit their availability to us. In addition, our advisors may have arrangements with other companies to assist those companies in developing products or technologies that may compete with ours.

We will need to grow our organization, and we may experience difficulties in managing this growth, which could disrupt our operations.

As of August 31, 2020, we had 122 full-time employees. As our development and commercialization plans and strategies develop, and as we transition into operating as a public company, we expect to expand our employee base for managerial, operational, financial and other resources. In addition, we have limited experience in product development and expect to file an IND with the FDA for our first clinical trial for our first product candidate in late fourth quarter of 2020 or the first quarter of 2021. As our product candidates enter and advance through preclinical studies and clinical trials, we will need to expand our development, regulatory and manufacturing capabilities or contract with other organizations to provide these capabilities for us. In the future, we expect to have to manage additional relationships with collaborators or partners, suppliers and other organizations. Our ability to manage our operations and future growth will require us to continue to improve our operational, financial and management controls, reporting systems and procedures. We may not be able to implement improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls. Our inability to successfully manage our growth and expand our operations could have a material and adverse effect on our business, financial condition, results of operations and prospects.

Our employees, independent contractors, vendors, principal investigators, CROs and consultants may engage in misconduct or other improper activities, including non-compliance with regulatory standards and requirements and insider trading laws.

We are exposed to the risk that our employees, independent contractors, vendors, principal investigators, CROs and consultants may engage in fraudulent conduct or other illegal activity. Misconduct by these parties could include:

•	intentional, reckless or negligent conduct or disclosure to us of unauthorized activities that violate the regulations of the FDA or similar foreign regulatory authorities;
•	healthcare fraud and abuse in violation of U.S. and foreign laws and regulations;
•	violations of U.S. federal securities laws relating to trading in our common stock; and
•	failures to report financial information or data accurately.

In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations regulate a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. While we have adopted a code of conduct and implemented other internal controls applicable to all of our employees, it is not always possible to identify and deter misconduct by employees and other third parties, and the precautions we take to detect and prevent this activity may not be effective. Additionally, we are subject to the risk that a person could allege fraud or other misconduct, even if none occurred. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of civil, criminal and administrative penalties, damages, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, diminished profits and future earnings, any of which could adversely affect our ability to operate our business or cause reputational harm.

We depend on our information technology systems, and any failure of these systems, or those of our CROs, third-party vendors, collaborators or other contractors or consultants we may utilize, could harm our business. Security breaches, cyber-attacks, loss of data, and other disruptions could compromise sensitive information related to our business or other personal information, prevent us from accessing critical information and expose us to liability, which could adversely affect our business, reputation, results of operations, financial condition and prospects.

We collect and maintain information in digital form that is necessary to conduct our business, and we are increasingly dependent on information technology systems, infrastructure and data to operate our business. In the ordinary course of our business, we collect, store and transmit large amounts of confidential information, including but not limited to intellectual property, proprietary business information and personal information. It is critical that we do so in a secure manner to maintain the confidentiality and integrity of such confidential information. We have established physical, electronic and organizational measures to safeguard and secure our systems to prevent data compromise, and rely on commercially available systems, software, tools and monitoring to provide security for our information technology systems and the processing, transmission and storage of digital information. We have also outsourced elements of our information technology infrastructure, and as a result a number of third-party vendors may or could have access to our confidential information.

Despite the implementation of security measures, our internal information technology systems and infrastructure, and those of our current and any future collaborators, contractors and consultants and other third parties on which we rely, are vulnerable to breakdown or other damage or interruption from service interruptions, system malfunction, computer viruses, malware, natural disasters, terrorism, war, telecommunication and electrical failures, cyber-attacks or cyber-intrusions over the Internet (including harmful attachments to emails, ransomware, denial-of-service attacks, social engineering, and other means to affect service reliability and threaten the confidentiality, integrity, and availability of information), persons inside our organization, or persons with access to systems inside our organization. Any of the foregoing may compromise our system infrastructure, or that of our third-party vendors and other contractors and consultants or lead to data leakage.

The risk of a security breach or disruption, particularly through cyber-attacks or cyber-intrusion, including by computer hackers, foreign governments, and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. We may not be able to anticipate all types of security threats, and we may not be able to implement preventive measures effective against all such security threats. The techniques used by cyber criminals change frequently, may not be recognized until launched, and can originate from a wide variety of source. In addition, the prevalent use of mobile devices that access confidential information increases the risk of data security breaches, which could lead to the loss of confidential information or other intellectual property. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or those of our third-party vendors and other contractors and consultants, or inappropriate disclosure of confidential or proprietary information, we could incur liability and reputational damage and the further development and commercialization of our product candidates could be delayed. The costs to us to mitigate network security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities could be material, and although we have implemented security measures to protect our data security and information technology systems, our efforts to address these problems may not be successful, and these problems could result in unexpected interruptions, delays, cessation of service and other harm to our business and our competitive position. If the information technology systems of our third-party vendors and other contractors and consultants become subject to disruptions or security breaches, we may have insufficient recourse against such third parties and we may have to expend significant resources to mitigate the impact of such an event, and to develop and implement protections to prevent future events of this nature from occurring.

We cannot assure you that our data protection efforts and our investment in information technology will prevent significant breakdowns, data leakages, breaches in our systems, or those of our third-party vendors and other contractors and consultants, or other cyber incidents that could have a material adverse effect upon our reputation, business, operations, or financial condition. If such an event were to occur and cause interruptions in our operations, or those of our third-party vendors and other contractors and consultants, it could result in a material disruption or delay of our product development programs. For example, the loss of clinical trial data from completed, ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Furthermore, significant disruptions of our internal information technology systems or those of our third-party vendors and other contractors and consultants, or security breaches could result in the loss, misappropriation, and/or unauthorized access, use, or disclosure of, or the prevention of access to, confidential information (including trade secrets or other intellectual property, proprietary business information, and personal information), which could result in financial, legal, business, and reputational harm to us. For example, if any such event, including a computer security breach, results in the unauthorized access, use or release of personally identifiable information, our reputation could be materially damaged. In addition, such a breach may require notification to governmental agencies, the media or individuals pursuant to various federal and state privacy and security laws (and other similar non-U.S. laws), subject us to mandatory corrective action, and otherwise subject us to liability under laws and regulations that protect the privacy and security of personal information, which could result in significant legal and financial exposure and reputational damages that could have a material adverse effect on our business, results of operations, prospects and financial condition.

We are or may become subject to a variety of stringent privacy and data security laws, regulations, policies and contractual obligations related to data privacy and security, and changes in such laws, regulations, policies and contractual obligations and our failure, or any failure by our third-party vendors, collaborators, contractors or consultants, to comply with them could harm our business.

We maintain and process, and our third-party vendors, collaborators, contractors and consultants maintain and process on our behalf, a large quantity of sensitive information, including confidential business, personal and patient health information in connection with our preclinical studies and our employees, and are subject to data privacy and protection laws and regulations that apply to the collection, transmission, storage and use of personally identifying information, which among other things, impose certain requirements relating to the privacy, security and transmission of personal information. Failure by us or our third-party vendors, collaborators, contractors and consultants to comply with any of these laws and regulations could result in enforcement action against us, including fines, imprisonment of company officials and public censure, claims for damages by affected individuals, damage to our reputation and loss of goodwill, any of which could have a material adverse effect on our business, financial condition, results of operations or prospects.

In the United States, there are numerous federal and state privacy and data security laws and regulations governing the collection, use, disclosure and protection of personal information, including federal and state health information privacy laws, federal and state security breach notification laws, and federal and state consumer protection laws. Each of these laws is subject to varying interpretations and the legislative landscape is constantly evolving. In particular, regulations promulgated pursuant to HIPAA establish privacy and security standards that limit the use and disclosure of individually identifiable health information, or protected health information, and require the implementation of administrative, physical and technological safeguards to protect the privacy of protected health information and ensure the confidentiality, integrity and availability of electronic protected health information. Determining whether protected health information has been handled in compliance with applicable privacy standards and our contractual obligations can be complex and may be subject to changing interpretation. Further, if we fail to comply with applicable privacy laws, including applicable HIPAA privacy and security standards, we could face civil and criminal penalties. The U.S. Department of Health and Human Services (HHS) has the discretion to impose penalties without attempting to first resolve violations. HHS enforcement activity can result in financial liability and reputational harm, and responses to such enforcement activity can consume significant internal resources. In addition, state attorneys general are authorized to bring civil actions seeking either injunctions or damages in response to violations that threaten the privacy of state residents. We cannot be sure how these regulations will be interpreted, enforced or applied to our operations. In addition to the risks associated with enforcement activities and potential contractual liabilities, our ongoing efforts to comply with evolving laws and regulations at the federal and state level may be costly and require ongoing modifications to our policies, procedures and systems.

Data privacy remains an evolving landscape at both the domestic and international level, with new regulations coming into effect. For example, in June 2018 the State of California enacted the California Consumer Privacy Act of 2018 (the CCPA), which went into effect on January 1, 2020 and requires companies that process information on California residents to make new disclosures to consumers about their data collection, use and sharing practices, allow consumers to opt out of certain data sharing with third parties and provide a new cause of action for data breaches. Moreover, although the CCPA includes limited exceptions from its prescriptions, including exceptions for personal health information collected by covered entities or business associates subject to HIPAA, among others, the CCPA may regulate or impact our processing of personal information depending on the context. Moreover, certain exceptions built into the CCPA are set to sunset at the end of the 2020, in particular with regard to business contact and employee personal information. It remains unclear what, if any, modifications will be made to this legislation or how it will be interpreted. Additionally, a new ballot initiative, the California Privacy Rights Act  (the CPRA), will be included on the November 2020 ballot in California. If voted into law by California residents, the CPRA would impose additional data protection obligations on companies doing business in California, including additional consumer rights processes, limitations on data uses, and opt outs for certain uses of sensitive data. It would also create a new California data protection agency to enforce the law, and require certain businesses with higher risk privacy and security practices to submit annual audits to the agency on a regular basis. The CPRA would likely result in broader increased regulatory scrutiny of California for businesses’ privacy and security practices, and could lead to a further rise in data protection litigation. If passed, the majority of CPRA provisions would go into effect in January 2023, and would require additional compliance investment and potential business process changes in the meantime.

Some observers have noted that the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the U.S. Indeed, a number of state legislatures are considering privacy and/or data protection laws, which could increase our potential liability and adversely affect our business. The interplay of federal and state laws (e.g., in addition to California, Massachusetts and Nevada have adopted laws requiring the implementation of certain security measures to protect personal information, and all 50 states and the District of Columbia, Puerto Rico, the U.S. Virgin Islands and Guam have adopted breach notification laws) may be subject to varying interpretations by courts and government agencies, creating complex compliance issues for us and our customers and potentially exposing us to additional expense, adverse publicity and liability. Further, as regulatory focus on privacy, security and data use issues in the U.S. continues to increase and laws and regulations concerning the protection of personal information expand and become more complex, these potential risks to products and services could intensify.

In addition, in May 2018, the General Data Protection Regulation (the GDPR) took effect in the European Economic Area (EEA). The GDPR governs the collection, use, disclosure, transfer or other processing of personal data of European persons, replacing data protection laws issued by each EU member state based on the Directive 95/46/EC (the Directive). Unlike the Directive, which needed to be transposed at a national level, the GDPR text is directly applicable in each EU member state, resulting in a more uniform application of data privacy laws across the EU. Among other things, the GDPR imposes new requirements regarding the security of personal data and notification of data processing obligations to the competent national data processing authorities, changes the lawful bases on which personal data can be processed, expands the definition of personal data and requires changes to informed consent practices, as well as more detailed notices for clinical trial subjects and investigators. In addition, the GDPR increases the scrutiny of transfers of personal data from clinical trial sites located in the EEA to the United States and other jurisdictions that the European Commission does not recognize as having “adequate” data protection laws. For example, following a decision of the Court of Justice of the EU in October 2015, the transfer of personal data to U.S. companies that had certified as members of the U.S. Safe Harbor Scheme, was declared invalid. In July 2016, the European Commission adopted the EU-U.S. Privacy Shield Framework (the Privacy Shield Framework), which replaced the U.S. Safe Harbor Scheme. On July 16, 2020, the Court of Justice of the European Union issued a decision that declared the Privacy Shield Framework invalid, and will also result in additional compliance obligations for companies that implement standard contractual clauses to ensure a valid basis for the transfer of personal data outside of Europe. Additionally, other countries (e.g., Australia and Japan) have adopted certain legal requirements for cross-border transfers of personal information. These obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other requirements or our practices. The GDPR imposes substantial fines for breaches and violations (up to the greater of €20 million or 4% of our global turnover). The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies and obtain compensation for damages resulting from violations of the GDPR. Further, while the United Kingdom enacted the Data Protection Act 2018 in May 2018 that supplements the GDPR and has publicly announced that it will continue to regulate the protection of personal data in the same way post-Brexit, Brexit has created uncertainty with regard to the future of regulation of data protection in the United Kingdom. Some countries also are considering or have passed legislation requiring local storage and processing of data, or similar requirements, which could increase the cost and complexity of delivering our products and services.

It is possible that these laws may be interpreted and applied in a manner that is inconsistent with our practices and our efforts to comply with the evolving data protection rules may be unsuccessful. In addition to the possibility of fines, lawsuits, regulatory investigations, public censure, other claims and penalties, and significant costs for remediation and damage to our reputation, we could be materially and adversely affected if legislation or regulations are expanded to require changes in our data processing practices and policies or if governing jurisdictions interpret or implement their legislation or regulations in ways that negatively impact our business. Compliance with these and any other applicable privacy and data security laws and regulations is a rigorous and time-intensive process, and we may be required to put in place additional mechanisms ensuring compliance with the new data protection rules. If we or our third-party vendors, collaborators, contractors and consultants fail to comply with any such laws or regulations, we may face regulatory investigations, significant fines and penalties, reputational damage or be required to change our business practices, all of which could adversely affect our business, financial condition and results of operations. Any inability to adequately address data privacy or security-related concerns, even if unfounded, or to comply with applicable laws, regulations, standards and other obligations relating to data privacy and security, could result in additional cost and liability to us, harm our reputation and brand, damage our relationships with customers and have a material and adverse impact on our business. Even if we are not determined to have violated these laws, government investigations into these issues typically require the expenditure of significant resources and generate negative publicity, which could harm our business, financial condition, results of operations or prospects.

U.S. federal income tax reform and changes in other tax laws could adversely affect us.

In December 2017, U.S. federal tax legislation commonly referred to as the Tax Cuts and Jobs Act (the TCJA) was signed into law, significantly reforming the Internal Revenue Code of 1986, as amended (the Code). The TCJA, among other things, includes changes to U.S. federal tax rates, imposes significant additional limitations on the deductibility of business interest, allows for the expensing of capital expenditures, puts into effect the migration from a “worldwide” system of taxation to a partial “territorial” system, and modifies or repeals many business deductions and credits.

In March 2020, U.S. federal tax legislation named the CARES Act, was signed into law. Such legislation modified the TCJA by, among other things, eliminating the limitation on the deduction of NOLs to 80% of current year taxable income for tax years beginning before January 1, 2021, and increasing the amount of interest expense that may be deducted from 30% to 50% of adjusted taxable income for tax years beginning in 2019 or 2020.

The TCJA is a far-reaching and complex revision to the U.S. federal income tax laws with disparate and, in some cases, countervailing impacts on different categories of taxpayers and industries. The long-term impact of the TCJA, as modified by the CARES Act, on the overall economy, the industries in which we operate and our and our partners’ businesses still cannot be reliably predicted. There can be no assurance that the TCJA, as modified by the CARES Act, will not negatively impact our future operating results. The estimated impact of the TCJA, as modified by the CARES Act, is based on our management’s current knowledge and assumptions, following consultation with our tax advisors. Because of our valuation allowance in the U.S., ongoing tax effects of the TCJA, as modified by the CARES Act, are not expected to materially change our effective tax rate in future periods.

In addition, new legislation or regulations that could affect our tax burden could be enacted by any governmental authority. We cannot predict the timing or extent of such tax-related developments that could negatively impact our financial results. Additionally, we use our best judgment in attempting to quantify and reserve for these tax obligations. However, a challenge by a taxing authority, our ability to utilize tax benefits such as carryforwards or tax credits, or a deviation from other tax-related assumptions could have a material adverse effect on our business, results of operations, or financial condition.

Our ability to utilize our net operating loss carryforwards may be subject to limitations.

We have incurred substantial losses during our history, do not expect to become profitable in the near future and may never achieve profitability. As of November 30, 2019, we had federal and state NOL carryforwards of approximately $94.2 million and $134.8 million, respectively. To the extent we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, subject to the restrictions and exceptions described below. Federal NOLs generated in tax years beginning on or before December 31, 2017 may be carried forward 20 tax years and expire on various dates beginning in 2029. Under the TCJA, as modified by the CARES Act, NOLs arising in tax years beginning on or before December 31, 2017 may be carried back two tax years, NOLs arising in tax years beginning after December 31, 2017 and before January 1, 2021 may be carried back five tax years and NOLs arising in tax years beginning after December 31, 2020 may not be carried back. In the second fiscal quarter of 2020, we filed a refund claim of $15.7 million to carryback our NOLs generated in the fiscal year ended November 30, 2018, and we intend to file an additional refund claim to carryback our NOLs generated in the fiscal year ended November 30, 2019 to recover an additional $3.9 million of income tax. NOLs arising in tax years beginning after December 31, 2017 and before January 1, 2021 may be carried forward indefinitely, but are limited to 80% of our taxable income in tax years beginning after December 31, 2020. State NOLs can be carried forward 20 years and begin expiring in 2029.

Under Sections 382 and 383 of the Code, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period), the corporation’s ability to use its pre-change NOLs and other pre-change tax attributes (such as research tax credits) to offset its post-change income may be limited. We have identified two ownership changes since our inception that have triggered a limitation on pre-change NOLs under Section 382. A majority of our pre-change NOLs remain available within the carryforward period provided by the Code, subject to availability of taxable income. We may have experienced additional ownership changes that have not yet been identified that could result in the expiration of our NOL and credit carryforwards before utilization and we may experience subsequent shifts in our stock ownership, some of which are outside our control. As a result, if we earn net taxable income, our ability to use our pre-change NOLs to offset U.S. federal taxable income may be subject to limitations that potentially could result in increased future tax liability to us. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

Future acquisitions, joint ventures, spin outs or strategic alliances or transactions could disrupt our business and harm our financial condition and results of operations.

We may acquire additional businesses or drugs, form strategic alliances or create joint ventures with third parties that we believe will complement or augment our existing business. If we acquire businesses with promising markets or technologies, we may not be able to realize the benefit of acquiring such businesses if we are unable to successfully integrate them with our existing operations and company culture. We may encounter numerous difficulties in developing, manufacturing and marketing any new drugs resulting from a strategic alliance or acquisition that delay or prevent us from realizing their expected benefits or enhancing our business. We cannot be certain that, following any such acquisition, we will achieve the expected synergies to justify the transaction. The risks we face in connection with acquisitions include:

•	diversion of management time and focus from operating our business to addressing acquisition integration challenges;
•	coordination of research and development efforts;
•	retention of key employees from the acquired company;
•	changes in relationships with strategic partners as a result of product acquisitions or strategic positioning resulting from the acquisition;

•	cultural challenges associated with integrating employees from the acquired company into our organization;
•	the need to implement or improve controls, procedures and policies at a business that prior to the acquisition may have lacked sufficiently effective controls, procedures and policies;
•

liability for activities of the acquired company before the acquisition, including intellectual property infringement claims, violation of laws, commercial disputes, tax liabilities and other known liabilities;

•	unanticipated write-offs or charges; and
•	litigation or other claims in connection with the acquired company, including claims from terminated employees, customers, former stockholders or other third parties.

Our failure to address these risks or other problems encountered in connection with our past or future acquisitions or strategic alliances could cause us to fail to realize the anticipated benefits of these transactions, cause us to incur unanticipated liabilities and harm the business generally. There also is a risk that future acquisitions will result in our incurring debt, contingent liabilities, amortization expenses or incremental operating expenses, any of which could harm our financial condition or results of operations.

Additionally, we may not realize the expected value of out-licensing, joint ventures, spin outs or other strategic transactions. For example, in July 2020, we established DeCART, a wholly owned subsidiary, with an investment of $3.0 million and granted DeCART a license to three of our compounds, including NX-0255, for drug-enhanced isolation of T cells nonexclusively with respect to one CAR-T therapy target and exclusively with respect to three novel CAR-T therapy targets. Over time, we intend for DeCART to seek equity financing from third parties and to become an independent operating entity. However, we cannot assure you that DeCART will be able to obtain financing on attractive terms or at all. We may lose all or part of our investment in DeCART. Our license agreement to DeCART does not require DeCART to pay any milestone payments or royalties or other payments to us, and to the extent that DeCART is successful, we would benefit exclusively through our ownership of shares of DeCART’s capital stock. If DeCART raises additional funds through further issuances of equity or convertible debt securities, including to its service providers pursuant to its equity incentive plan, we could suffer significant dilution, and any new equity securities issued by DeCART may have rights, preferences, and privileges superior to ours. We cannot assure you that we will retain significant influence over the management of DeCART, and the directors or management of DeCART may make decisions or take actions that we disagree with. Conflicts of interest may arise from time to time in connection with this transaction, DeCART may not successfully develop CAR-T or any other therapies and we may not realize the expected value from this strategy.

We are subject to anti-corruption laws, as well as export control laws, customs laws, sanctions laws and other laws governing our operations. If we fail to comply with these laws, we could be subject to civil or criminal penalties, or other remedial measures and legal expenses, any of which could adversely affect our business, results of operations and financial condition.

Our operations are subject to anti-corruption laws, including the Foreign Corrupt Practices Act (the FCPA), the Bribery Act and other anticorruption laws that apply in countries where we do business and may do business in the future. The FCPA, the Bribery Act and these other laws generally prohibit us, our officers, and our employees and intermediaries from bribing, being bribed or making other prohibited payments to government officials or other persons to obtain or retain business or gain some other business advantage. We may in the future operate in jurisdictions that pose a high risk of potential FCPA or Bribery Act violations, and we may participate in collaborations and relationships with third parties whose actions could potentially subject us to liability under the FCPA, the Bribery Act or local anti-corruption laws. In addition, we cannot predict the nature, scope or effect of future regulatory requirements to which our international operations might be subject or the manner in which existing laws might be administered or interpreted.

We also are subject to other laws and regulations governing our international operations, including regulations administered by the governments of the United States, United Kingdom and authorities in the European Union, including applicable export control regulations, economic sanctions on countries and persons, customs requirements and currency exchange regulations, which we collectively refer to as Trade Control Laws.

There is no assurance that we will be completely effective in ensuring our compliance with all applicable anti-corruption laws, including the FCPA, the Bribery Act, or other legal requirements including Trade Control Laws. If we are not in compliance with the FCPA, the Bribery Act, and other anti-corruption laws or Trade Control Laws, we may be subject to criminal and civil penalties, legal expenses, and disgorgement and other sanctions and remedial measures, which could have an adverse impact on our business, financial condition, results of operations and liquidity. The SEC also may suspend or bar issuers from trading securities on U.S. exchanges for violations of the FCPA’s accounting provisions. Likewise, any investigation of any potential violations of the FCPA, the Bribery Act, other anti-corruption laws or Trade Control Laws by U.S., U.K. or other authorities also could have an adverse impact on our reputation, our business, results of operations and financial condition.

If we fail to comply with environmental, health and safety laws and regulations, we could become subject to fines or penalties or incur costs that could significantly harm our business.

We are subject to numerous environmental, health and safety laws and regulations, including those governing laboratory procedures and the handling, use, storage, treatment and disposal of hazardous materials and wastes. From time to time and in the future, our operations may involve the use of hazardous and flammable materials, including chemicals and biological materials, and may produce hazardous waste products. Although we contract with third parties for the disposal of these materials and waste products, we cannot completely eliminate the risk of contamination or injury resulting from these materials. In the event of contamination or injury resulting from the use or disposal of our hazardous materials, we could be held liable for any resulting damages, and any liability could exceed our resources. We also could incur significant costs associated with civil or criminal fines and penalties for failure to comply with such laws and regulations.

We maintain workers’ compensation insurance to cover costs and expenses we may incur due to injuries to our employees resulting from the use of hazardous materials, but this insurance may not provide adequate coverage against potential liabilities. We do not maintain insurance for environmental liability or toxic tort claims that may be asserted against us. In addition, we may incur substantial costs in order to comply with current or future environmental, health and safety laws and regulations. Current or future environmental laws and regulations may impair our research, development or production efforts, which could adversely affect our business, financial condition, results of operations or prospects. In addition, failure to comply with these laws and regulations may result in substantial fines, penalties or other sanctions.

Unfavorable global economic conditions could adversely affect our business, financial condition, stock price and results of operations.

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. For example, the global financial crisis caused extreme volatility and disruptions in the capital and credit markets. Similarly, the recent significant volatility associated with the COVID-19 outbreak has caused significant instability and disruptions in the capital and credit markets. A severe or prolonged economic downturn, such as the global financial crisis, could result in a variety of risks to our business, including weakened demand for our product candidates and in our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy also could strain our suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our services. We cannot anticipate all of the ways in which the foregoing, and the current economic climate and financial market conditions generally, could adversely impact our business. Furthermore, our stock price may decline due in part to the volatility of the stock market and any general economic downturn.

Our current operations are in the San Francisco Bay Area, and we or the third parties upon whom we depend may be adversely affected by earthquakes or other natural disasters as to which our business continuity and disaster recovery plans may not be adequate to protect us.

Our current operations are located in our facilities in San Francisco, California. Any unplanned event, such as earthquake, flood, fire, explosion, extreme weather condition, medical epidemic, power shortage, telecommunication failure or other natural or man-made accident or incident that result in our being unable to fully utilize our facilities, or the manufacturing facilities of our third-party contract manufacturers, may have a material and adverse effect on our ability to operate our business, particularly on a daily basis, and have significant negative consequences on our financial and operating conditions. Loss of access to these facilities may result in increased costs, delays in the development of our product candidates or interruption of our business operations, and have a material adverse effect on our business, financial condition, results of operations and prospects. If a natural disaster, power outage or other event occurred that prevented us from using all or a significant portion of our headquarters, that damaged critical infrastructure such as our research facilities or the manufacturing facilities of our third-party contract manufacturers, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible, for us to continue our business for a substantial period of time. The disaster recovery and business continuity plans we have in place may prove inadequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which could have a material adverse effect on our business. As part of our risk management policy, we maintain insurance coverage at levels that we believe are appropriate for our business. However, in the event of an accident or incident at these facilities, we cannot assure you that the amounts of insurance will be sufficient to satisfy any damages and losses. If our facilities, or the manufacturing facilities of our third-party contract manufacturers, are unable to operate because of an accident or incident or for any other reason, even for a short period of time, any or all of our research and development programs may be harmed. Any business interruption could have a material and adverse effect on our business, financial condition, results of operations and prospects.

Risks related to our common stock

Our quarterly operating results may fluctuate significantly or may fall below the expectations of investors or securities analysts, each of which may cause our stock price to fluctuate or decline.

We expect our operating results to be subject to quarterly fluctuations. Our net loss and other operating results will be affected by numerous factors, including:

•	variations in the level of expense related to the ongoing development of our product candidates, DELigase platform, DeTIL or future development programs;
•	results of preclinical and clinical trials, or the addition or termination of clinical trials or funding support by us or by existing or future collaborators or licensing partners;
•

our execution of any additional collaboration, licensing or similar arrangements, and the timing of payments we may make or receive under existing or future arrangements or the termination or modification of any such existing or future arrangements;

•	any intellectual property infringement lawsuit or opposition, interference or cancellation proceeding in which we may become involved;
•	additions and departures of key personnel;
•	strategic decisions by us or our competitors, such as acquisitions, divestitures, spin-offs, joint ventures, strategic investments or changes in business strategy;
•	if any of our product candidates receives regulatory approval, the terms of such approval and market acceptance and demand for such product candidates;
•	regulatory developments affecting our product candidates or those of our competitors; and
•	changes in general market and economic conditions.

If our quarterly operating results fall below the expectations of investors or securities analysts, the price of our common stock could decline substantially. Furthermore, any quarterly fluctuations in our operating results may, in turn, cause the price of our common stock to fluctuate substantially. We believe that quarterly comparisons of our financial results are not necessarily meaningful and should not be relied upon as an indication of our future performance.

Our stock price may be volatile and you could lose all or part of your investment.

The trading price of our common stock may be highly volatile and subject to wide fluctuations in response to various factors, some of which we cannot control. As a result of this volatility, investors may not be able to sell their common stock at or above the purchase price. The market price for our common stock may be influenced by many factors, including the other risks described in this section and the following:

•	results of preclinical studies and clinical trials of our product candidates, or those of our competitors or our existing or future collaborators;
•	regulatory or legal developments in the United States and other countries, especially changes in laws or regulations applicable to our product candidates;
•	the success of competitive products or technologies;
•	introductions and announcements of new products by us, our collaboration partners, or our competitors, and the timing of these introductions or announcements;
•	actions taken by regulatory agencies with respect to our product candidates, clinical studies, manufacturing process or sales and marketing terms;
•	actual or anticipated variations in our financial results or in those of companies that are perceived to be similar to us;
•	the success of our efforts to acquire or in-license additional technologies, products or product candidates;
•	developments concerning our current or future collaborations, including but not limited to those with our sources of manufacturing supply and our commercialization partners;
•	market conditions in the pharmaceutical and biotechnology sectors;

•	announcements by us or our competitors of significant acquisitions, strategic collaborations, joint ventures or capital commitments;
•	developments or disputes concerning patents or other proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our product candidates and products;
•	our ability or inability to raise additional capital and the terms on which we raise it;
•	the recruitment or departure of key personnel;
•	changes in the structure of healthcare payment systems;
•	actual or anticipated changes in earnings estimates or changes in stock market analyst recommendations regarding our common stock, other comparable companies or our industry generally;
•	our failure or the failure of our competitors to meet analysts’ projections or guidance that we or our competitors may provide to the market;
•	fluctuations in the valuation of companies perceived by investors to be comparable to us;
•	announcement and expectation of additional financing efforts;
•	speculation in the press or investment community;
•	trading volume of our common stock;
•	sales of our common stock by us or our stockholders;
•	the concentrated ownership of our common stock;
•	changes in accounting principles;
•	terrorist acts, acts of war or periods of widespread civil unrest;
•	effects of public health crises, pandemics and epidemics, such as COVID-19;
•	natural disasters and other calamities; and
•	general economic, industry and market conditions.

In addition, the stock market in general, and the markets for pharmaceutical, biopharmaceutical and biotechnology stocks in particular, have experienced extreme price and volume fluctuations that often have been unrelated or disproportionate to the operating performance of the issuer. These broad market and industry factors may seriously harm the market price of our common stock, regardless of our actual operating performance. The realization of any of the above risks or any of a broad range of other risks, including those described in this “Risk factors” section, could have a dramatic and adverse impact on the market price of our common stock.

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

Based on the beneficial ownership of our common stock as of August 31, 2020, our executive officers, directors and affiliates beneficially owned approximately 60.1% our outstanding voting stock. As a result, these stockholders, if acting together, could have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, amendment of our organizational documents, any merger, consolidation or sale of all or substantially all of our assets and any other significant corporate transaction. The interests of these stockholders may not be the same as or may even conflict with your interests. For example, these stockholders could delay or prevent a change of control of our company, even if such a change of control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the prevailing market price of our common stock. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

A sale of a substantial number of shares of our common stock may cause the price of our common stock to decline.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. If our stockholders sell, or the market perceives that our stockholders intend to sell, substantial amounts of our common stock in the public market before or after the lock-up and other legal restrictions on resale lapse in connection with our initial public offering, the market price of our common stock could decline significantly. Each of our officers, directors and substantially all of our stockholders have entered into lock-up agreements with the underwriters that restrict their ability to sell or transfer their shares. These lock-up agreements pertaining to our initial public offering will expire on January 19, 2021. However, our underwriters may, in their sole discretion, permit our officers, directors and other current stockholders who are subject to the contractual lock-up to sell shares prior to the expiration of the lock-up agreements. After the lock-up agreements expire, a substantial number of shares of common stock will be eligible for sale in the public market.

We cannot predict what effect, if any, sales of our shares in the public market or the availability of shares for sale will have on the market price of our common stock. However, future sales of substantial amounts of our common stock in the public market, including shares issued upon exercise of outstanding options, or the perception that such sales may occur, could adversely affect the market price of our common stock.

We also expect that significant additional capital may be needed in the future to continue our planned operations. To raise capital, we may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock.

If securities or industry analysts do not publish research or reports about our business, or if they issue an adverse or misleading opinion regarding our stock, our stock price and trading volume could decline.

The trading market for our common stock will be influenced by the research and reports that industry or securities analysts publish about us or our business. We do not have any control over the analysts or the content and opinions included in their reports. If any of the analysts who cover us issue an adverse or misleading opinion regarding us, our business model, our intellectual property or our stock performance, or if our preclinical studies and clinical trials and results of operations fail to meet the expectations of analysts, our stock price would likely decline. If one or more of such analysts cease coverage of us or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause a decline in our stock price or trading volume.

The future sale and issuance of equity or of debt securities that are convertible into equity will dilute our share capital.

We may choose to raise additional capital in the future, depending on market conditions, strategic considerations and operational requirements. To the extent additional capital is raised through the sale and issuance of shares or other securities convertible into shares, our stockholders will be diluted. Future issuances of our common stock or other equity securities, or the perception that such sales may occur, could adversely affect the trading price of our common stock and impair our ability to raise capital through future offerings of shares or equity securities. No prediction can be made as to the effect, if any, that future sales of common stock or the availability of common stock for future sales will have on the trading price of our common stock.

We are an “emerging growth company” and a “smaller reporting company,” and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies or smaller reporting companies will make our common stock less attractive to investors.

We are an “emerging growth company” as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies, including (i) not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, as amended, (ii) reduced disclosure obligations regarding executive compensation in our periodic reports, registration statements and proxy statements, and (iii) exemptions from the requirements of holding nonbinding advisory stockholder votes on executive compensation and stockholder approval of any golden parachute payments not approved previously. We could be an emerging growth company for up to five years following the completion of our initial public offering, although circumstances could cause us to lose that status earlier, including if we are deemed to be a “large accelerated filer,” which occurs when the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior May 31, or if we have total annual gross revenue of $1.07 billion or more during any fiscal year before that time, in which cases we no longer would be an emerging growth company as of the following November 30, or if we issue more than $1.0 billion in non-convertible debt during the prior three-year period before that time, in which case we no longer would be an emerging growth company immediately. Even after we no longer qualify as an emerging growth company, we still may qualify as a “smaller reporting company,” as such term is defined in Rule 12b-2 under the Exchange Act, which would allow us to take advantage of many of the same exemptions from disclosure requirements, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less-active trading market for our common stock and our share price may be more volatile.

Under the JOBS Act, emerging growth companies also may delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have elected to take advantage of the benefits of this extended transition period. Our financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards. Until the date that we are no longer an “emerging growth company” or affirmatively and irrevocably opt out of the exemption provided by Section 7(a)(2)(B) of the Securities Act, upon issuance of a new or revised accounting standard that applies to our financial statements and that has a different effective date for public and private companies, we will disclose the date on which adoption is required for non-emerging growth companies and the date on which we will adopt the recently issued accounting standard.

We also are a “smaller reporting company,” and may continue to be a smaller reporting company if either (i) the market value of our stock held by non-affiliates is less than $250 million as of the prior May 31, or (ii) our annual revenue is less than $100 million during the most recently completed fiscal year and the market value of our stock held by non-affiliates is less than $700 million as of the prior May 31. If we are a smaller reporting company at the time we cease to be an emerging growth company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K and, similar to emerging growth companies, smaller reporting companies have reduced disclosure obligations regarding executive compensation.

Anti-takeover provisions in our charter documents and under Delaware law could make an acquisition of us, which may be beneficial to our stockholders, more difficult and may prevent attempts by our stockholders to replace or remove our current management.

Our restated certificate of incorporation and our restated bylaws contain provisions that could delay or prevent a change in control of our company. These provisions also could make it difficult for stockholders to elect directors who are not nominated by current members of our board of directors or to take other corporate actions, including effecting changes in our management. These provisions:

•	establish a classified board of directors so that not all members of our board are elected at one time;
•	permit only our board of directors to establish the number of directors and fill vacancies on our board;
•	provide that directors may be removed only “for cause” and only with the approval of two-thirds of our stockholders;
•

require super-majority voting to amend some provisions in our restated certificate of incorporation and restated bylaws, unless such amendments are approved by two-thirds of our board of directors, in which case stockholders can approve by a simple majority;

•	authorize the issuance of “blank check” preferred stock that our board could use to implement a stockholder rights plan;
•	eliminate the ability of our stockholders to call special meetings of stockholders;
•	prohibit stockholder action by written consent, which requires all stockholder actions to be taken at a meeting of our stockholders;
•	prohibit cumulative voting; and
•	establish advance notice requirements for nominations for election to our board or for proposing matters that can be acted upon by stockholders at annual stockholder meetings.

In addition, Section 203 of the Delaware General Corporation Law (the DGCL) may discourage, delay or prevent a change in control of our company. Section 203 imposes certain restrictions on mergers, business combinations and other transactions between us and holders of 15% or more of our common stock.

Our restated certificate of incorporation and our restated bylaws contain exclusive forum provisions for certain claims, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our restated certificate of incorporation, to the fullest extent permitted by law, provides that the Court of Chancery of the State of Delaware will be the exclusive forum for any derivative action or proceeding brought on our behalf; any action asserting a breach of fiduciary duty; any action asserting a claim against us arising pursuant to the DGCL, our restated certificate of incorporation, or our restated bylaws; or any action asserting a claim against us that is governed by the internal affairs doctrine.

Moreover, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all claims brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder and our restated bylaws provide that the federal district courts of the United States of America will, to the fullest extent permitted by law, be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act (a Federal Forum Provision). Our decision to adopt a Federal Forum Provision followed a decision by the Supreme Court of the State of Delaware holding that such provisions are facially valid under Delaware law. While there can be no assurance that federal or state courts will follow the holding of the Delaware Supreme Court or determine that the Federal Forum Provision should be enforced in a particular case, application of the Federal Forum Provision means that suits brought by our stockholders to enforce any duty or liability created by the Securities Act must be brought in federal court and cannot be brought in state court. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all claims brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder and neither the exclusive forum provision nor the Federal Forum Provision applies to suits brought to enforce any duty or liability created by the Exchange Act. Accordingly, actions by our stockholders to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder must be brought in federal court. Our stockholders will not be deemed to have waived our compliance with the federal securities laws and the regulations promulgated thereunder.

Any person or entity purchasing or otherwise acquiring or holding any interest in any of our securities shall be deemed to have notice of and consented to our exclusive forum provisions, including the Federal Forum Provision. These provisions may limit our stockholders’ ability to bring a claim in a judicial forum they find favorable for disputes with us or our directors, officers, or other employees, which may discourage lawsuits against us and our directors, officers, and other employees. Alternatively, if a court were to find the choice of forum provision contained in our restated certificate of incorporation and/or restated bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, operating results and financial condition.

We will incur increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives and corporate governance practices.

As a public company, and particularly after we no longer are an emerging growth company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the Nasdaq Global Market (Nasdaq) and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel are required to devote a substantial amount of time to these compliance initiatives. Moreover, we expect these rules and regulations to substantially increase our legal and financial compliance costs and to make some activities more time-consuming and costly. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. The impact of these requirements also could make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers. Moreover, these rules and regulations often are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.

If we fail to maintain proper and effective internal control over financial reporting, our ability to produce accurate and timely financial statements could be impaired, which could harm our operating results, investors’ views of us and, as a result, the value of our common stock.

We are not currently required to comply with the SEC’s rules that implement Section 404 of the Sarbanes-Oxley Act, and therefore are not required to make a formal assessment of the effectiveness of our internal control over financial reporting for that purpose. Pursuant to Section 404, we will be required to furnish a report by our management on our internal control over financial reporting. However, while we remain an emerging growth company, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404 within the prescribed period, we will be engaged in a process to document and evaluate our internal control over financial reporting, which process is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that we will not be able to conclude, within the prescribed timeframe or at all, that our internal control over financial reporting is effective as required by Section 404.

In the course of preparing our financial statements for fiscal years 2018 and 2019, we identified a material weakness in our internal control over financial reporting. Specifically, we did not design and maintain formally documented controls and accounting policies and procedures, including information technology, general controls and segregation of duties over the review and approval of account reconciliations and manual journal entries. This material weakness could result in a misstatement of account balances or disclosures that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. To address our material weakness, we have added personnel as well as implemented new financial systems and processes. We intend to continue to take steps to remediate the material weakness through hiring additional accounting and financial reporting personnel, formalizing documentation of policies and procedures and further evolving our accounting processes.

We cannot assure you that the measures we have taken to date, and actions we may take in the future, will be sufficient to remediate the control deficiencies that led to our material weakness in our internal control over financial reporting or that they will prevent or avoid potential future material weaknesses. We cannot assure you that we have identified all material weaknesses. Moreover, our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. Further, weaknesses in our disclosure controls and internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our operating results or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods, which could cause the price of our common stock to decline. In addition, if we are not able to continue to meet these requirements, we may not be able to remain listed on Nasdaq.

Because we do not anticipate paying any cash dividends on our capital stock in the foreseeable future, capital appreciation, if any, will be your sole source of gain.

We have never declared or paid cash dividends on our capital stock. We currently intend to retain all of our future earnings, if any, to finance the growth and development of our business. As a result, capital appreciation, if any, of our common stock will be your sole source of gain for the foreseeable future.

We may be subject to securities litigation, which is expensive and could divert management attention.

The market price of our common stock may be volatile. In the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

From June 1, 2020 through July 23, 2020 (the date of the filing of our registration statement on Form S-8) we granted our employees, directors, consultants, and other service providers stock options to purchase an aggregate of 798,590 shares of common stock under our 2012 Amended and Restated Equity Incentive Plan (the 2012 Plan), with exercise prices ranging from $9.57 to $17.01 per share and we issued 248,900 shares of common stock upon the exercise of stock options granted under the 2012 Plan, with purchase prices ranging from $0.24 to $9.57 per share, for an aggregate exercise price of $0.7 million. The sales of the above securities were exempt from registration under the Securities Act in reliance upon Section 4(a)(2) of the Securities Act, or Rule 701 promulgated under Section 3(b) of the Securities Act as transactions by an issuer not involving any public offering or pursuant to benefit plans and contracts relating to compensation as provided under Rule 701. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificates issued in these transactions.

On July 24, 2020, upon completion of our initial public offering, all shares of our then-outstanding convertible preferred stock automatically converted into 22,245,251 shares of common stock. The issuance of such shares of common stock was exempt from the registration requirements of the Securities Act, pursuant to Section 3(a)(9) and Section 4(a)(2) of the Securities Act.

Use of Proceeds

In the third fiscal quarter of 2020, we completed our initial public offering and sold 12,550,000 shares of common stock at an offering price of $19.00 per share. The offer and sale of all of the shares in the initial public offering were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-239651), which was declared effective by the SEC on July 23, 2020. No additional shares were registered.

We received net proceeds from the initial public offering of approximately $218.1 million, after deducting underwriting discounts and commissions of approximately $16.7 million and offering expenses of approximately $3.7 million. J.P. Morgan Securities LLC, Piper Sandler & Co. and Stifel, Nicolaus & Company, Incorporated acted as joint book-running managers of the offering and as representatives of the underwriters. None of the expenses associated with the initial public offering were paid to directors, officers, persons owning 10% or more of any class of equity securities, or to their associates, or to our affiliates.

There has been no material change in the planned use of proceeds from our initial public offering as described in the prospectus filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act on July 24, 2020.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

3.1	Restated Certificate of Incorporation					X

3.2	Restated Bylaws					X

10.1	Form of Indemnity Agreement by and between Nurix Therapeutics and each of its directors and executive officers	S-1	333-239651	10.1	July 2, 2020

10.2	2020 Equity Incentive Plan and forms of award agreements	S-1/A	333-239651	10.3	July 20, 2020

10.3	2020 Employee Stock Purchase Plan and forms of award agreements	S-1/A	333-239651	10.4	July 20, 2020

10.4	Employment Agreement, dated July 15, 2020, by and between the Registrant and Arthur T. Sands	S-1/A	333-239651	10.5	July 20, 2020

10.5	Employment Agreement, dated July 15, 2020, by and between the Registrant and Pierre Beaurang	S-1/A	333-239651	10.6	July 20, 2020

10.6	Employment Agreement, dated July 15, 2020, by and between the Registrant and Gwenn Hansen	S-1/A	333-239651	10.7	July 20, 2020

10.7	Letter Agreement, dated June 15, 2020, by and between the Registrant and Arthur T. Sands	S-1/A	333-239651	10.11	July 20, 2020

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*

The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and are not deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall they be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Company Name

Date: October 14, 2020	By:	/s/ Arthur T. Sands
Arthur T. Sands, M.D., Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: October 14, 2020	By:	/s/ Hans van Houte
Hans van Houte
Chief Financial Officer (Principal Financial and Accounting Officer)