Form 10-Q
period 2021-02-28
Nurix Therapeutics, Inc.
filed 2021-04-13
CIK 1549595

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2021

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

As of April 9, 2021, the Registrant had 44,347,441 shares of common stock, $0.001 par value per share, outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements contained in this Quarterly Report on Form 10-Q other than statements of historical fact, including statements concerning our business strategy and plans, future operating results and financial position, as well as our objectives and expectations for our future operations, are forward-looking statements.

In some cases, you can identify forward-looking statements by such terminology as “believe,” “may,” “will,” “potentially,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “plan,” “expect” and similar expressions that convey uncertainty of future events or outcomes, although not all forward-looking statements contain these words. Forward-looking statements include, but are not limited to, statements about:

•	the timing of our planned investigational new drug application (IND) submissions for our lead drug candidates and other drug candidates;
•

the timing and conduct of our clinical trial programs for our lead drug candidates NX-2127, NX-1607, NX-5948, DeTIL-0255 and other drug candidates, including statements regarding the timing of initiation of the clinical trials;

•	the timing of, and our ability to obtain, marketing approvals for our lead drug candidates NX-2127 and NX-1607 and other drug candidates;
•	our plans to pursue research and development of other drug candidates;
•	the potential advantages of our DELigase platform and our drug candidates;
•	the extent to which our scientific approach and DELigase platform may potentially address a broad range of diseases;
•	the potential benefits of our arrangements with Sanofi S.A. and Gilead Sciences, Inc.;
•	the timing of and our ability to obtain and maintain regulatory approvals for our drug candidates;
•	the potential receipt of revenue from future sales of our drug candidates;
•	the rate and degree of market acceptance and clinical utility of our drug candidates;
•	our estimates regarding the potential market opportunity for our drug candidates;
•	our sales, marketing and distribution capabilities and strategy;
•	our ability to establish and maintain arrangements for the manufacturing of our drug candidates;
•	the impact of the ongoing coronavirus (COVID-19) pandemic on our business, clinical trials, financial condition, liquidity and results of operations;
•	the potential achievement of milestones and receipt of royalty payments under our collaborations;
•	our ability to enter into additional collaborations with third parties;
•	our intellectual property position;
•	our estimates regarding expenses, future revenues, capital requirements and needs for additional financing;
•	the impact of government laws and regulations; and
•	our competitive position.

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

PART I – FINANCIAL STATEMENTS

Item 1. Financial Statements

NURIX THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	February 28,	November 30,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$126,381	$119,356
Short-term investments	176,692	161,792
Contract assets	—	7,500
Income tax receivable	3,981	3,846
Prepaid expenses and other current assets	3,714	5,940
Total current assets	310,768	298,434
Long-term investments	77,191	90,890
Property and equipment, net	6,960	6,672
Restricted cash	170	170
Other assets	1,571	177
Total assets	$396,660	$396,343
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$4,388	$3,412
Accrued and other current liabilities	10,833	8,328
Deferred revenue, current	32,751	32,799
Total current liabilities	47,972	44,539
Deferred revenue, net of current portion	77,723	60,685
Other long-term liabilities	832	850
Total liabilities	126,527	106,074
Commitments and contingencies (Note 6)
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value— 10,000,000 shares authorized as of February 28, 2021 and November 30, 2020; 0 shares issued and outstanding as of February 28, 2021 and November 30, 2020	—	—
Common stock, $0.001 par value— 500,000,000 shares authorized as of February 28, 2021 and November 30, 2020; 39,119,315 and 38,864,872 shares issued and outstanding as of February 28, 2021 and November 30, 2020, respectively	39	39
Additional paid-in-capital	398,018	393,841
Accumulated other comprehensive income	49	87
Accumulated deficit	(127,973)	(103,698)
Total stockholders’ equity	270,133	290,269
Total liabilities and stockholders’ equity	$396,660	$396,343

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NURIX THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended
	February 28,	February 29,
	2021	2020
Collaboration revenue	$5,011	$2,864
Operating expenses:
Research and development	23,003	12,967
General and administrative	6,530	2,450
Total operating expenses	29,533	15,417
Loss from operations	(24,522)	(12,553)
Interest and other income, net	318	173
Loss before income taxes	(24,204)	(12,380)
Provision for income taxes	71	11
Net loss	$(24,275)	$(12,391)
Net loss per share attributable to common stockholders, basic and diluted	$(0.63)	$(3.50)
Weighted-average number of shares outstanding, basic and diluted	38,777,258	3,539,390

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NURIX THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three Months Ended
	February 28,	February 29,
	2021	2020
Net loss	$(24,275)	$(12,391)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale investments	(38)	59
Total comprehensive loss	$(24,313)	$(12,332)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NURIX THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share amounts)

(unaudited)

	Redeemable convertible preferred stock		Common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders’ equity
	Shares	Amount	Shares	Amount	capital	income (loss)	deficit	(deficit)
Balance as of November 30, 2019	12,813,887	$48,195	3,595,334	$4	$2,740	$(2)	$(60,456)	$(57,714)
Exercise of stock options	—	—	72,570	—	37	—	—	37
Repurchase of unvested early exercised stock options	—	—	(867)	—	—	—	—	—
Vesting of early-exercised stock options	—	—	—	—	31	—	—	31
Stock-based compensation	—	—	—	—	176	—	—	176
Unrealized gain (loss) on available-for-sale investments	—	—	—	—	—	59	—	59
Net loss	—	—	—	—	—	—	(12,391)	(12,391)
Balance as of February 29, 2020	12,813,887	48,195	3,667,037	4	2,984	57	(72,847)	(69,802)
Balance as of November 30, 2020	—	—	38,864,872	39	393,841	87	(103,698)	290,269
Exercise of stock options	—	—	190,825	—	394	—	—	394
Repurchase of unvested early exercised stock options	—	—	(971)	—	—	—	—	—
Vesting of early-exercised stock options	—	—	—	—	40	—	—	40
Issuance under Employee Stock Purchase Plan	—	—	64,589	—	1,043	—	—	1,043
Stock-based compensation	—	—	—	—	2,700	—	—	2,700
Unrealized gain (loss) on available-for-sale investments	—	—	—	—	—	(38)	—	(38)
Net loss	—	—	—	—	—	—	(24,275)	(24,275)
Balance as of February 28, 2021	—	$—	39,119,315	$39	$398,018	$49	$(127,973)	$270,133

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NURIX THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	February 28,	February 29,
	2021	2020
Cash flows from operating activities
Net loss	$(24,275)	$(12,391)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	643	491
Stock-based compensation	2,700	176
Net amortization (accretion) of premium (discount) on investments	222	8
Changes in operating assets and liabilities:
Contract assets	7,500	—
Income tax receivable	(135)	—
Prepaid expenses and other assets	1,335	(3,676)
Accounts payable	899	298
Deferred revenue	16,990	54,635
Accrued and other liabilities	2,174	1,431
Net cash provided by operating activities	8,053	40,972
Cash flows from investing activities
Purchases of investments	(47,742)	(19,060)
Maturities of investments	46,198	—
Purchases of property and equipment	(843)	(364)
Net cash used in investing activities	(2,387)	(19,424)
Cash flows from financing activities
Proceeds from exercise of stock options	317	47
Repurchase of unvested early exercised stock options	(1)	(1)
Proceeds from issuance under Employee Stock Purchase Plan	1,043	—
Net cash provided by financing activities	1,359	46
Net increase in cash, cash equivalents and restricted cash	7,025	21,594
Cash, cash equivalents and restricted cash at beginning of period	119,526	34,986
Cash, cash equivalents and restricted cash at end of period	$126,551	$56,580

Supplemental disclosures of non-cash investing and financing activities:
Additions to property and equipment included in accounts payable and accrued liabilities	$668	$231
Vesting of early exercised stock options	$40	$31
Redeemable convertible preferred stock issuance costs included in accrued liabilities	$—	$166
Deferred offering costs included in accounts payable and accrued liabilities	$343	$90

	As of February 28,	As of February 29,
	2021	2020
Reconciliation of cash, cash equivalents, and restricted cash as shown in the statements of cash flows:
Cash and cash equivalents	$126,381	$56,410
Restricted cash	170	170
Total cash, cash equivalents and restricted cash	$126,551	$56,580

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

Follow-on Offering

In March 2021, the Company completed a follow-on offering and issued 5,175,000 shares of common stock (including the exercise by the underwriters of their option to purchase an additional 675,000 shares of common stock) at a price to the public of $31.00 per share for net proceeds of approximately $150.1 million, after deducting underwriting discounts and commissions of $9.6 million and expenses of $0.7 million.

Liquidity

The Company’s operations have historically been financed through the issuance of common and redeemable convertible preferred stock and proceeds received under the Company’s collaboration and license agreements. Since inception, the Company has generally incurred significant losses and negative net cash flows from operations. During the three months ended February 28, 2021, the Company incurred a net loss of $24.3 million and had positive net cash flows from operating activities of $8.1 million. The Company had an accumulated deficit of $128.0 million as of February 28, 2021 and will require substantial additional capital for research and development activities. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales of its drug candidates currently in development. As of February 28, 2021, the Company had cash, cash equivalents and investments of $380.3 million.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The Company’s condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) and applicable rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting. The Company’s condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for the fair statement of the Company’s financial position as of and for the three months ended February 28, 2021. The condensed consolidated balance sheet as of November 30, 2020 was derived from the audited annual financial statements as of that date. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted from these interim financial statements. These interim financial statements and related disclosures have been prepared with the presumption that users of the interim financial statements have read or have access to the audited annual financial statements for the preceding fiscal year. Accordingly, these financial statements should be read in conjunction with the audited annual financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended November 30, 2020, as filed with the SEC. These interim results are not necessarily indicative of results to be expected for the full fiscal year or any future interim period.

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

Other Risks and Uncertainties

The Company is subject to a number of risks similar to other early-stage biopharmaceutical companies, including, but not limited to, changes in any of the following areas that the Company believes could have a material adverse effect on its future financial position or results of operations: risks related to the successful discovery and development of its drug candidates, ability to raise additional capital, development of new technological innovations by its competitors and delay or inability to obtain drug substance and finished drug product from the Company’s third-party contract manufacturers necessary for the Company’s drug candidates, including due to the impact of the current coronavirus (COVID-19) pandemic, protection of intellectual property rights, litigation or claims against the Company based on intellectual property rights and regulatory clearance and market acceptance for any of the Company’s products candidates for which the Company receives marketing approval.

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

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The extent to which the COVID-19 pandemic may directly or indirectly impact the Company’s financial statements is highly uncertain and subject to change. Management considered the potential impact of the COVID-19 pandemic on its estimates and assumptions and there was not a material impact to the Company’s condensed consolidated financial statements as of and for the three months ended February 28, 2021; however, actual results could differ from those estimates and there may be changes to management’s estimates in future periods.

The Company relies on single source manufacturers and suppliers for the supply of its drug candidates. Disruption from these manufacturers or suppliers would have a negative impact on the Company’s business, financial position and results of operations.

Revenue Recognition

The Company recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the Company expects to receive in exchange for those goods or services. To recognize revenue from a contract with a customer, the Company performs the following five steps:

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

Contracts may be amended to account for changes in contract specifications and requirements. Contract modifications exist when the amendment either creates new, or changes existing, enforceable rights and obligations. When contract modifications create new performance obligations and the increase in consideration approximates the standalone selling price for goods and services related to such new performance obligations as adjusted for specific facts and circumstances of the contract, the modification is considered to be a separate contract and revenue is recognized prospectively. If a contract modification is not accounted for as a separate contract, the Company accounts for the promised goods or services not yet transferred at the date of the contract modification (the remaining promised goods or services) prospectively, as if it were a termination of the existing contract and the creation of a new contract, if the remaining goods or services are distinct from the goods or services transferred on or before the date of the contract modification. The Company accounts for a contract modification as if it were a part of the existing contract if the remaining goods or services are not distinct and, therefore, form part of a single performance obligation that is partially satisfied at the date of the contract modification. In such case the effect that the contract modification has on the transaction price, and on the entity’s measure of progress toward complete satisfaction of the performance obligation, is recognized as an adjustment to revenue (either as an increase in or a reduction of revenue) at the date of the contract modification (the adjustment to revenue is made on a cumulative catch-up basis).

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

Recently Adopted Accounting Pronouncements

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurements (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement (ASU 2018-13), which modifies the disclosure requirements on fair value measurements by removing the requirement to disclose amounts of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, the policy for timing of transfers between levels, and the valuation process for Level 3 fair value measurements, among other modifications to fair value measurement disclosure requirements. The Company adopted ASU 2018-13 as of December 1, 2020. The adoption did not have a material impact on the Company’s consolidated financial statements.

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

Under the Gilead Agreement, Gilead has the option to license drug candidates directed to up to five targets resulting from the collaboration and is responsible for the clinical development and commercialization of drug candidates resulting from the collaboration. The Company retains the option to co-develop and co-promote, under a profit share structure, up to two drug candidates in the United States, provided that the Company may only exercise such option once per licensed product and Gilead retains the right to veto the Company’s option selection for any one drug candidate of its choice. The collaboration excludes the Company’s current internal protein degradation programs for which the Company retains all rights, and also excludes the Company’s future internal programs, provided that the Company has distinguished future programs as excluded from the scope of the collaboration.

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

Upon signing the Gilead Agreement, Gilead paid the Company an upfront payment of $45.0 million plus $3.0 million in additional fees. Subsequently, the Company received payments of $11.0 million for research milestones and additional payments. As of February 28, 2021, the Company is eligible to receive up to approximately $2.3 billion in total additional payments, including up to $690.0 million upon the achievement of specified development milestones, up to $1.5 billion  upon the achievement of specified sales milestones, subject to reduction for any product for which the Company exercises its option to co-develop and co-promote, and up to $139.8 million in certain additional fees related to target licensing, reservation and selection and research term extensions. In addition, the Company is eligible to receive tiered royalties from mid-single digit to low tens percentages on annual net sales from any commercial products directed to the optioned collaboration targets, subject to certain reductions and excluding sales in the United States of any products for which the Company exercises its option to co-develop and co-promote, for which the Company and Gilead share profits and losses evenly.

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

In order to determine the transaction price, the Company evaluated all the payments to be received during the duration of the contract. Certain milestones and additional fees were considered variable consideration, which were not included in the transaction price based on the most likely amount method as of February 28, 2021. The Company will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur. The Company determined that the transaction price at the inception of the Gilead Agreement consists of the upfront payment of $45.0 million and $3.0 million in additional fees. Subsequently, upon the achievement of research milestones and target reservations, $11.0 million in variable consideration was added to the transaction price, and a cumulative effect was recorded as revenue in the period the transaction price increased. The transaction price is recognized as collaboration revenue using the cost-based input method over the estimated contract term of five years. The contract term was determined to be the five-year initial research term which represents the estimated timing of completion of the identified deliverables. Additionally, the Company considered the impact of Gilead terminating the agreement prior to the completion of the research services during the initial five-year research term and determined that there were significant economic costs to Gilead for doing so, and as such, did not adjust the contract term.

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

For the three months ended February 28, 2021, the Company recognized collaboration revenue related to the Gilead Agreement of $2.7 million, all of which was included in deferred revenue as of November 30, 2020, and $0.5 million was related to performance obligation satisfied in previous periods. For the three months ended February 29, 2020, the Company recognized revenue related to the Gilead Agreement of $2.4 million. As of February 28, 2021, $41.4 million was recorded as deferred revenue, of which $14.4 million was current, on the condensed consolidated balance sheet related to the Gilead Agreement.

Sanofi

In December 2019, the Company entered into a strategic collaboration with Genzyme Corporation, a subsidiary of Sanofi, which became effective in January 2020 (as subsequently expanded and amended, the Sanofi Agreement), to discover, develop and commercialize a pipeline of targeted protein degradation drugs for patients with challenging diseases in multiple therapeutic areas using the Company’s DELigase platform to identify small molecules designed to induce degradation of three specified initial drug targets. In January 2021, as part of the existing collaboration agreement, Sanofi paid the Company $22 million to exercise its option to expand the number of targets in the collaboration agreement from three to a total of five targets. The Company and Sanofi also entered into a first amendment to the collaboration agreement in January 2021 to modify the research term on all targets (the First Sanofi Amendment). Over time and subject to certain limitations, Sanofi may elect to replace the drug targets with other reserved targets.

Under the Sanofi Agreement, Sanofi has exclusive rights and is responsible for the clinical development, commercialization and manufacture of drug candidates resulting from the collaboration while the Company retains the option to co-develop, co-promote and co-commercialize up to two targets, one of which must be selected from a list of targets designated at the execution of the Sanofi Agreement and one of which must be selected from targets identified by Sanofi as part of their recent expansion. The Company’s right to exercise its option to co-develop, co-promote and co-commercialize a given target is dependent on its ability to demonstrate, within a given timeframe, that it has sufficient cash resources and personnel to commercialize the product. The collaboration excludes the Company’s current internal protein degradation programs for which it retains all rights, and also excludes future internal programs, provided that the Company distinguished future programs as excluded from the scope of the collaboration.

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

Upon signing the Sanofi Agreement, Sanofi paid the Company an upfront payment of $55.0 million. Subsequently in January 2021, Sanofi paid the Company an additional $22.0 million to exercise its option to expand the number of targets beyond the initial targets included in the collaboration. The Company is eligible to receive additional payments if Sanofi exercises an option to extend the license term with respect to a particular target. As of February 28, 2021, the Company is eligible to receive up to approximately $2.5 billion in total payments, including payments of up to $500.0 million upon the achievement of specified development milestones, up to $625.0 million upon the achievement of specified regulatory milestones and up to $1.3 billion upon the achievement of certain sales milestones, as well as up to $163.1 million in certain additional fees related to target licensing and reservation. In addition, the Company is eligible to receive tiered royalties ranging from mid-single digit to low teen percentages on annual net sales of any commercial products that may result from the collaboration, subject to certain reductions and excluding sales in the United States of any products for which the Company exercises its option to co-develop and co-promote, for which the parties share profits and losses evenly.

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

In order to determine the transaction price, the Company evaluated all the payments to be received during the duration of the contract. Milestone and additional fees were considered variable consideration, which were not included in the transaction price based on the most likely amount method as of February 28, 2021. The Company will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur. At the inception of the Sanofi Agreement, the Company determined that the transaction price consists of the upfront payment of $55.0 million. To account for the material right related to the two additional targets, instead of determining the standalone selling price for the option directly, the Company applied the practical alternative to allocating the transaction price by determining the consideration that it expects to receive in exchange for the research activities that it expects to provide on the two additional targets for a total of five targets. The practical alternative can be applied as the research activities for the two additional targets are similar to the research activities for the initial three targets. Consequently, for the purpose of applying the practical alternative to estimating the standalone selling price of the material right, an expected consideration of $77.0 million was used for revenue recognition allocation, which represents the $55.0 million paid upfront for the three initial drug targets, and the $22.0 million for the additional consideration related to two additional targets which was included as part of applying the practical alternative, which was subsequently exercised by Sanofi. Revenue is recognized over the research term of 4.25 years, the revised research period which was agreed to in January 2021, using the cost-based input method, which the Company determined most faithfully depicts the transfer of its performance obligations to Sanofi, based on actual costs incurred as a percentage of total estimated costs as the Company completes its performance obligations. The cumulative effect of revisions to estimated costs to complete the Company’s performance obligations will be recorded in the period in which changes are identified and amounts can be reasonably estimated. These actual costs consist primarily of internal FTE efforts and third party contract costs related to the Sanofi Agreement.

The Company accounted for the First Sanofi Amendment as if it were part of the existing contract with Sanofi as the remaining goods and services to be provided after the contract modification are not distinct from the goods and services already provided and, therefore, form part of a single performance obligation that is partially satisfied at the date of the contract modification. The contract modification did not have an effect on the contract transaction price. The effect of the revised research period on the Company’s measure of progress toward complete satisfaction of the performance obligation was recognized as an adjustment to revenue at the date of the contract modification on a cumulative catch-up basis.

For the three months ended February 28, 2021, the Company recognized collaboration revenue related to the Sanofi Agreement of $2.3 million, all of which was included in deferred revenue as of November 30, 2020. For the three months ended February 29, 2020, the Company recognized revenue related to the Sanofi Agreement of $0.4 million. As of February 28, 2021, $69.0 million was recorded as deferred revenue, of which $18.4 million was current, on the condensed consolidated balance sheet related to the Sanofi Agreement.

4. Condensed Consolidated Balance Sheet Components

Property and Equipment, Net

Property and equipment, net, consisted of the following (in thousands):

	February 28,	November 30,
	2021	2020
Laboratory equipment	$14,743	$14,120
Leasehold improvements	2,698	2,664
Computer equipment	745	745
Furniture and fixtures	506	506
Software	1,471	1,316
Software in progress	623	504
Total property and equipment, gross	20,786	19,855
Less: Accumulated depreciation and amortization	(13,826)	(13,183)
Total property and equipment, net	$6,960	$6,672

Depreciation and amortization expense was $0.6 million and $0.5 million for the three months ended February 28, 2021 and February 29, 2020, respectively. All long-lived assets are maintained in the United States.

Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following (in thousands):

	February 28,	November 30,
	2021	2020
Accrued compensation	$7,266	$5,725
Accrued contract research and lab supplies	1,405	1,238
Accrued professional services	1,141	591
Accrued taxes	325	74
Other	696	700
Total	$10,833	$8,328

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

The following tables presents the Company’s financial assets, which consist of cash equivalents and investments classified as available-for-sale investments, that are measured at fair value on a recurring basis as of February 28, 2021 and November 30, 2020 (in thousands):

February 28, 2021	Level	Amortized cost	Unrealized gain	Unrealized loss	Estimated fair value
Money market funds	Level 1	$126,381	$—	$—	$126,381
U.S. treasury securities	Level 1	48,587	11	(6)	48,592
Corporate debt securities	Level 2	39,905	13	(14)	39,904
U.S. government agency securities	Level 2	10,751	5	—	10,756
Corporate commercial paper	Level 2	71,431	—	—	71,431
Municipal securities	Level 2	6,001	8	—	6,009
Long-term investments:
Corporate debt securities	Level 2	14,563	—	(15)	14,548
U.S. government agency securities	Level 2	52,429	29	(3)	52,455
Municipal securities	Level 2	10,167	22	(1)	10,188
Total		$380,215	$88	$(39)	$380,264
Included in Cash and cash equivalents		$126,381	$—	$—	$126,381
Included in Short-term investments		$176,675	$37	$(20)	$176,692
Included in Long-term investments		$77,159	$51	$(19)	$77,191

November 30, 2020	Level	Amortized cost	Unrealized gain	Unrealized loss	Estimated fair value
Money market funds	Level 1	$114,357	$—	$—	$114,357
U.S. treasury securities	Level 1	48,002	22	(1)	48,023
Corporate debt securities	Level 2	23,287	11	(6)	23,292
U.S. government agency securities	Level 2	9,011	15	—	9,026
Corporate commercial paper	Level 2	80,411	—	—	80,411
Municipal securities	Level 2	6,032	9	(2)	6,039
Long-term investments:
Corporate debt securities	Level 2	11,207	11	(10)	11,208
U.S. government agency securities	Level 2	70,373	25	(7)	70,391
Municipal securities	Level 2	9,269	22	—	9,291
Total		$371,949	$115	$(26)	$372,038
Included in Cash and cash equivalents		$119,356	$—	$—	$119,356
Included in Short-term investments		$161,744	$57	$(9)	$161,792
Included in Long-term investments		$90,849	$58	$(17)	$90,890

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

As of February 28, 2021 and November 30, 2020, none of the Company’s available-for-sale investments that were in an unrealized loss position had been in an unrealized loss position for more than 12 months. During the three months ended February 28, 2021 and February 29, 2020, the Company did not recognize any other-than-temporary impairment losses.

The Company’s short-term investments have maturities of less than one year from the respective condensed consolidated balance sheet dates. The Company’s long-term investments have maturities of between one and two years from the respective condensed consolidated balance sheet dates.

6. Commitments and Contingencies

Legal Proceedings

From time to time, the Company may be involved in legal proceedings in the ordinary course of business. The Company accrues a liability for such matters when it is probable that future expenditures will be made and that such expenditures can be reasonably estimated. Significant judgment is required to determine both probability and the estimated amount. Legal fees and other costs associated with such actions are expensed as incurred. As of February 28, 2021, the Company had no outstanding, pending or threatened litigation.

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

Operating Leases

The Company leases office and laboratory facilities in San Francisco, California under a lease agreement. The original lease term was scheduled to end 60 months following the Company’s full occupancy of the leased premises, which occurred in April 2015. In October 2015, the Company entered into a second lease agreement for additional space in the same building as its existing office and laboratory facilities. In November 2017, the Company entered into an amendment to its original lease agreement that combined the Company’s two leases into a single lease agreement and extended the term of the lease agreement through April 30, 2025. The Company is required to pay base rent plus the tenant’s proportionate share of operating expenses as defined in the lease agreement. Under the terms of the lease agreement, the Company paid the landlord security deposits totaling $91,000 and issued a letter of credit to the landlord in the amount of $70,000, which is collateralized by a restricted deposit of $70,000. In June 2020, the Company entered into a new lease agreement for additional space in the same building as the Company’s existing office for a 14-month term ending on July 31, 2021. Rent expense was $0.8 million and $0.7 million for the three months ended February 28, 2021 and February 29, 2020, respectively.

Future minimum lease payments under the Company’s lease agreement as of February 28, 2021 were as follows (in thousands):

Year ending November 30,	Operating Leases
2021 (remaining 9 months)	$2,342
2022	3,365
2023	3,438
2024	3,541
2025	1,493
Total minimum lease payments	$14,179

7. Common Stock

The Company’s Certificate of Incorporation, as amended, authorizes the Company to issue up to 500,000,000 shares of $0.001 par value common stock. Common stockholders are entitled to dividends when and if declared by the Company’s board of directors, subject to the prior rights of the preferred stockholders. The holder of each share of common stock is entitled to one vote. The common stockholders voting as a class are entitled to elect one member to the Company’s board of directors. As of February 28, 2021, no dividends have been declared.

Common stock reserved for future issuance, on an as-if converted basis, as of February 28, 2021 and November 30, 2020, consists of the following and has been adjusted for the 1-for-3 reverse stock split:

	February 28,	November 30,
	2021	2020
Issuance of options under stock option plan	5,095,996	4,387,862
Shares available for future stock option grants	3,696,307	3,035,684
Shares available for issuance under employee stock purchase plan	1,054,059	730,000
Total common stock reserved for future issuance	9,846,362	8,153,546

8. Stock-Based Compensation

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

As of February 28, 2021, there were 3,696,307 shares of common stock reserved for future issuance pursuant to the 2020 Plan.

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

As of February 28, 2021, there were no shares of common stock reserved for issuance pursuant to the 2012 Plan.

Activity under the 2020 Plan and 2012 Plan is set forth below and has been adjusted for the 1-for-3 reverse stock split (in thousands, except per share data):

	Number of options outstanding	Weighted- average exercise price	Weighted- average contractual life (in years)	Aggregate intrinsic value(1)
Balances as of November 30, 2020	4,387,862	$10.43	9.02	$141,249
Options granted	950,732	39.42
Options exercised	(190,825)	2.07
Options forfeited	(51,773)	2.15
Balances as of February 28, 2021	5,095,996	$16.23	9.04	$102,356
Options vested and expected to vest as of February 28, 2021(2)	5,197,130	$15.98	9.02	$105,643
Options exercisable as of February 28, 2021	2,852,713	$6.11	8.54	$84,158

(1)

The aggregate intrinsic values were calculated as the pre-tax difference between the exercise price of stock options and the quoted market price of the Company’s common stock on February 28, 2021 for all in-the-money stock options.

(2)

Certain stock options granted by the Company prior to the date of IPO are exercisable at the date of grant, with unvested shares subject to repurchase by the Company in the event of voluntary or involuntary termination of employment of the stockholder. Such exercises are recorded as a liability in the condensed consolidated balance sheets and reclassified into equity as the options vest. As of February 28, 2021, a total of 121,134 share of common stock were subject to repurchase by the Company at the lower of (i) the fair market value of such shares on the date of repurchase, or (ii) the original exercise price of such shares. The corresponding exercise value of $0.5 million as of February 28, 2021 is recorded in share-based compensation liability.

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

As of February 28, 2021, there were 1,054,059 shares of common stock reserved for issuance pursuant to the 2020 ESPP. The first offering period commenced as of July 23, 2020, the date on which the Company’s registration statement on Form S-1 relating to its IPO of common stock became effective and ended on February 15, 2021. The first purchase period was the same as the first offering period and the first purchase date was the last trading day of the purchase period, which was February 12, 2021.

Stock-Based Compensation

The following table sets forth stock-based compensation expense related to stock options and ESPP that is included in the Company’s condensed consolidated statements of operations (in thousands):

	Three Months Ended
	February 28,	February 29,
	2021	2020
Research and development	$1,223	$96
General and administrative	1,477	80
Total stock-based compensation	$2,700	$176

As of February 28, 2021, the total compensation cost related to stock-based awards not yet recognized was $49.7 million, which is expected to be amortized on a straight-line basis over the weighted-average remaining vesting period of approximately 3.5 years.

9. Defined Contribution Plan

The Company sponsors a defined-contribution savings plan under Section 401(k) of the Internal Revenue Code (the 401(k) Plan), which provides for the Company to make discretionary matching or discretionary annual contributions to the 401(k) Plan, for its employees. Substantially all of the Company’s employees are eligible to participate. Employees may contribute a percentage of their annual compensation to the plan, subject to statutory limitations. During the three months ended February 28, 2021 and February 29, 2020, the Company made contributions to the 401(k) Plan during and recorded contribution expense of $0.2 million and $0.1 million, respectively.

10. Income Taxes

For the three months ended February 28, 2021 and February 29, 2020, the Company recorded a current income tax expense of $71,000 and $11,000, respectively. Deferred income taxes reflect the net tax effects of loss and credit carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Realization of the deferred tax assets is dependent upon future taxable income, the amount, if any, and timing of which are uncertain. The Company has generated losses since inception and has established a valuation allowance to offset deferred tax assets as of February 28, 2021 and November 30, 2020 due to the uncertainty of realizing future tax benefits from its NOL carryforwards and other deferred tax assets.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act) was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, permits net operating loss (NOL) carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021. In addition, the CARES Act allows NOLs incurred in taxable years 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. Any tax benefit as a result of the CARES Act is primarily due to the carryback of NOLs to prior taxable years and increased interest expense deductions. In fiscal 2020, the Company filed refund claims of $19.6 million to carryback its NOLs generated in the fiscal years ended November 30, 2018 and 2019. In fiscal 2020, the Company received cash of $16.3 million including interest income of $567,000. As of February 28, 2021, the Company has an income tax receivable of $4.0 million on the condensed consolidated balance sheet for the remaining tax refund claims, which includes interest accrued of $0.1 million.

11. Net Loss Per Share

The following table sets forth the computation of the Company’s basic and diluted net loss per share attributable to common stockholders, which excludes shares which are legally outstanding but subject to repurchase by the Company (in thousands, except share and per share data):

	Three Months Ended
	February 28,	February 29,
	2021	2020
Numerator:
Net loss	$(24,275)	$(12,391)
Denominator:
Weighted-average number of shares outstanding, basic and diluted	38,777,258	3,539,390
Net loss per share attributable to common stockholders, basic and diluted	$(0.63)	$(3.50)

The following potentially dilutive securities were excluded from the computation of the diluted net loss per share of common stock for the periods presented because their effect would have been anti-dilutive:

	Three Months Ended
	February 28,	February 29,
	2021	2020
Redeemable convertible preferred stock on an as-converted basis	—	12,813,889
Options to purchase common stock	5,095,996	2,631,474
Options early exercised subject to vesting	121,134	115,215
Shares expected to be purchased under employee stock purchase plan	34,606	—
Total	5,251,736	15,560,578

12. Subsequent Events

In March 2021, the Company completed a follow-on offering and issued 5,175,000 shares of common stock (including the exercise by the underwriters of their option to purchase an additional 675,000 shares of common stock) at a price to the public of $31.00 per share for net proceeds of approximately $150.1 million, after deducting underwriting discounts and commissions of $9.6 million and expenses of $0.7 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with (1) the unaudited condensed consolidated financial statements and the related notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q and (2) the audited consolidated financial statements and related notes and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended November 30, 2020 included in our Annual Report on Form 10-K filed on February 16, 2021 (2020 Form 10-K). As discussed in the section titled “Special Note Regarding Forward Looking Statements,” the following discussion and analysis contains forward looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those identified below and those discussed in the section titled “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q.

Overview

We are a biopharmaceutical company focused on the discovery, development and commercialization of small molecule therapies designed to modulate cellular protein levels as a novel treatment approach for cancer and other challenging diseases. Leveraging our extensive expertise in E3 ligases together with our proprietary DNA-encoded libraries, we have built DELigase, an integrated discovery platform to identify and advance novel drug candidates targeting E3 ligases, a broad class of enzymes that can modulate proteins within the cell. Our drug discovery approach is to either harness or inhibit the natural function of E3 ligases within the ubiquitin-proteasome system to selectively decrease or increase cellular protein levels. Our wholly owned pipeline comprises targeted protein degraders of Bruton’s tyrosine kinase (BTK), a B-cell signaling protein, and inhibitors of Casitas B-lineage lymphoma proto-oncogene B (CBL-B), an E3 ligase that regulates T cell activation. Our lead drug candidate from our protein degradation portfolio, NX-2127, is an orally available BTK degrader for the treatment of relapsed or refractory B-cell malignancies. We filed an investigational new drug application (IND) for NX-2127 in December 2020 and received clearance by the U.S. Food and Drug Administration (FDA) to initiate human clinical trials. Clinical sites are actively recruiting patients for our Phase 1 clinical trial of NX-2127. Our second drug candidate from our protein degradation portfolio, NX-5948, is also an orally bioavailable BTK degrader for the treatment of relapsed or refractory B-cell malignancies and potentially autoimmune diseases. We anticipate commencing a Phase 1 trial for NX-5948 in the second half of 2021. Our lead drug candidate from our E3 ligase inhibitor portfolio, NX-1607, is an orally available CBL-B inhibitor for immuno-oncology indications. We expect to commence a Phase 1 clinical trial in the second half of 2021. We are also advancing the development of a CBL-B inhibitor, NX-0255, for ex vivo use to enhance adoptive T-cell therapy. We anticipate commencing a Phase 1 clinical trial for our first cell therapy candidate, DeTIL-0255, in the second half of 2021. Beyond these portfolios, we are advancing additional wholly owned, preclinical programs that may expand our therapeutic areas beyond oncology to autoimmune disease and viral diseases, including COVID-19. Our therapeutic areas may be further expanded through our established strategic collaborations with Sanofi S.A. (Sanofi), and Gilead Sciences, Inc. (Gilead). All expected Phase 1 clinical trial commencements are based on calendar years. Beyond these preclinical programs, we are advancing additional drug discovery programs, either independently or through our established strategic collaborations with Sanofi and Gilead.

Since the commencement of our operations, we have devoted substantially all of our resources to conducting research and development activities, establishing and maintaining our intellectual property portfolio, establishing our corporate infrastructure, raising capital and providing general and administrative support for these operations. We have funded our operations to date primarily from proceeds received under collaboration and license agreements with Sanofi, Gilead, and Celgene Corporation (Celgene) and the issuance and sale of common and redeemable convertible preferred stock. We do not expect to generate product revenue unless and until we successfully develop and obtain approval for the commercialization of a drug candidate, and we cannot assure you that we will ever generate significant revenue or profits.

Since inception, we have generally incurred significant losses and negative cash flows from operations. During the three months ended February 28, 2021 and February 29, 2020, we incurred net losses of $24.3 million and $12.4 million, respectively. As of February 28, 2021, we had an accumulated deficit of $128.0 million. These losses have resulted primarily from costs incurred in connection with research and development activities and general and administrative costs associated with our operations.

We do not expect to generate any revenue from commercial product sales unless and until we successfully complete development and obtain regulatory approval for one or more of our drug candidates, which we expect will take a number of years. We expect our expenses will increase substantially as we advance our drug candidates through preclinical and into clinical development; enter advanced clinical development and scale up external manufacturing capabilities to supply clinical trials; apply our DELigase platform to advance additional drug candidates and expand the capabilities of our platform; seek marketing approvals for any drug candidates that successfully complete clinical trials; ultimately establish a sales, marketing and distribution infrastructure and scale up external manufacturing capabilities to commercialize any products for which we may obtain marketing approval; expand, maintain and protect our intellectual property portfolio; and hire additional clinical, regulatory, manufacturing, quality assurance and scientific personnel. Furthermore, we expect to continue to incur additional costs associated with operating as a public company, including significant legal, accounting, insurance, investor relations and other administrative and professional services expenses.

Our net losses and cash flows may fluctuate significantly from period to period, depending on, among other things, variations in the level of expense related to the ongoing development of our drug candidates, our DELigase platform or future development programs; the delay, addition or termination of clinical trials; and the execution of any additional collaboration, licensing or similar arrangements, and the timing of payments we may make or receive under such arrangements.

As of February 28, 2021, we had $380.3 million in cash, cash equivalents and investments. In July 2020, we closed our initial public offering and issued 12,550,000 shares of our common stock (including the exercise by the underwriters of their option to purchase an additional 1,550,000 shares of common stock in August 2020) at a price to the public of $19.00 per share for net proceeds of approximately $218.1 million, after deducting underwriting discounts and commissions of $16.7 million and expenses of $3.6 million. In March 2021, we completed a follow-on offering and issued 5,175,000 shares of our common stock (including the exercise by the underwriters of their option to purchase an additional 675,000 shares of common stock) at a price to the public of $31.00 per share for net proceeds of approximately $150.1 million, after deducting underwriting discounts and commissions of $9.6 million and expenses of $0.7 million. We expect that our existing cash, cash equivalents and investments are sufficient to fund our operations for at least the next 12 months. See the section titled “—Liquidity and capital resources” for more information. To finance our operations beyond that point, we will need to raise substantial additional capital to complete the development and commercialization of our drug candidates. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing and distribution arrangements. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans.

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

Collaborations and License Agreements

Sanofi Collaboration and License Agreement

In December 2019, we entered into a strategic collaboration with Genzyme Corporation, a subsidiary of Sanofi, which became effective in January 2020 (as subsequently expanded and amended, the Sanofi Agreement), to discover, develop and commercialize a pipeline of targeted protein degradation drugs for patients with challenging diseases in multiple therapeutic areas using our DELigase platform to identify small molecules designed to induce degradation of three specified initial drug targets. In January 2021, as part of the existing collaboration, Sanofi paid us $22 million to exercise its option to expand the number of targets in the collaboration agreement from three to a total of five targets. We also entered into the First Sanofi Amendment to the collaboration agreement with Sanofi in January 2021 to modify the research term on all targets. Over time and subject to certain limitations, Sanofi may elect to replace the drug targets with other reserved targets.

Under the Sanofi Agreement, Sanofi has exclusive rights and is responsible for the clinical development, commercialization and manufacture of drug candidates resulting from the collaboration while we retain the option to co-develop, co-promote and co-commercialize all drug candidates in the United States directed to up to two targets under certain conditions. The collaboration excludes our current internal protein degradation programs for which we retain all rights, and also excludes our future internal programs, provided that we have distinguished future programs as excluded from the scope of the collaboration.

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

Upon signing the Sanofi Agreement, Sanofi paid us an upfront payment of $55.0 million in January 2020. Subsequently in January 2021, Sanofi paid us an additional $22.0 million to exercise its option to expand the number of targets beyond the initial targets included in the collaboration. We are eligible to receive additional payments if Sanofi exercises an option to extend the license term with respect to a particular target. As of February 28, 2021, we are eligible to receive up to approximately $2.5 billion in total payments based on certain additional fees, payments and the successful completion of certain research development, regulatory and sales milestones, as well as tiered royalties ranging from mid-single digit to low teen percentages on annual net sales of any commercial products that may result from the collaboration, subject to certain reductions and excluding sales in the United States of any products for which we exercise our option to co-develop and co-promote, for which we share profits and losses evenly.

We accounted for the First Sanofi Amendment as if it were part of the existing contract with Sanofi as the remaining goods and services to be provided after the contract modification are not distinct from the goods and services already provided and, therefore, form part of a single performance obligation that is partially satisfied at the date of the contract modification. The contract modification did not have an effect on the contract transaction price. The effect of the revised research period on our measure of progress toward complete satisfaction of the performance obligation was recognized as an adjustment to revenue at the date of the contract modification on a cumulative catch-up basis.

We recognized collaboration revenue from the Sanofi Agreement of $2.3 million and $0.4 million during the three months ended February 28, 2021 and February 29, 2020, respectively. As of February 28, 2021, there was $69.0 million of deferred revenue related to payments received by us under the Sanofi Agreement.

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

Under the Gilead Agreement, Gilead has the option to license drug candidates directed to up to five targets resulting from the collaboration and is responsible for the clinical development and commercialization of drug candidates resulting from the collaboration. We retain the option to co-develop and co-promote, under a profit share structure, up to two drug candidates in the United States under certain conditions. The collaboration excludes our current internal protein degradation programs for which we retain all rights, and also excludes our future internal programs, provided that we have distinguished future programs as excluded from the scope of the collaboration.

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

Upon signing the Gilead Agreement, Gilead paid us an upfront payment of $45.0 million plus $3.0 million in additional fees. Subsequently, we have received payments of $11.0 million for research milestones and additional payments. As of February 28, 2021, we are eligible to receive up to approximately $2.3 billion in total additional payments based on certain additional fees, payments and the successful completion of certain preclinical, clinical, development and sales milestones. In addition, we are eligible to receive tiered royalties from mid-single digit to low tens percentages on annual net sales from any commercial products directed to the optioned collaboration targets, subject to certain reductions and excluding sales in the United States of any products for which we exercise our option to co-develop and co-promote, for which we share profits and losses evenly.

We recognized collaboration revenue from the Gilead Agreement of $2.7 million and $2.4 million during the three months ended February 28, 2021 and February 29, 2020, respectively. As of February 28, 2021, there was $41.4 million of deferred revenue related to payments received by us under the Gilead Agreement.

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

Components of Results of Operations

Collaboration Revenue

We have no products approved for commercial sale and to date have not generated any revenue and do not expect to generate any revenue from the sale of products in the near future.

Our revenue to date has been generated from payments received pursuant to collaboration and license arrangements with strategic partners. Collaboration revenue consists of revenue received from upfront, milestone and contingent payments received from our collaborators. We recognize revenue from upfront payments over the contract term using the cost-based input method. The material right to the two additional targets under the Sanofi Agreement was accounted for using the practical alternative and the expected consideration to be received on the options was included for revenue allocation. We expect to continue recognizing revenue from upfront payments related to our collaboration agreements using the cost-based input method in the foreseeable future.

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

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for the discovery and development of our drug candidates. We expense both internal and external research and development expenses to operations in the periods in which they are incurred. Nonrefundable advance payments for goods or services to be received in future periods for use in research and development activities are deferred and capitalized. The capitalized amounts are then expensed as the related goods are delivered and as services are performed. We track the external research and development costs incurred for each of our drug candidates.

Internal research and development costs include:

•	payroll and personnel expenses, including benefits, stock-based compensation and travel expenses, for our research and development functions; and
•	depreciation of research and development equipment, allocated overhead and facilities-related expenses.

External research and development expenses consist primarily of costs incurred for the development of our drug candidates and may include:

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

We expect our research and development expenses to increase substantially for the foreseeable future as we continue to invest in research and development activities to advance our drug candidates into and through our preclinical studies and clinical trials, pursue regulatory approval of our drug candidates and expand our drug candidate pipeline. The process of conducting the necessary preclinical and clinical research to obtain regulatory approval is costly and time-consuming. To the extent that our drug candidates advance and continue to advance into clinical trials, our expenses will increase substantially and may become more variable. The actual probability of success for our drug candidates may be affected by a variety of factors, including the safety and efficacy of our drug candidates, investment in our clinical programs, the ability of collaborators to successfully develop our licensed drug candidates, manufacturing capability, competition with other products and commercial viability. As a result of these variables, we are unable to determine when and to what extent we will generate revenue from the commercialization and sale of our drug candidates. We may never succeed in achieving regulatory approval for any of our drug candidates.

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

Results of Operations

Comparison of the Three Months Ended February 28, 2021 and February 29, 2020

	Three Months Ended		Change
	February 28,	February 28,
(in thousands)	2021	2020	$	%
Collaboration revenue	$5,011	$2,864	$2,147	75.0%
Operating expenses:
Research and development	23,003	12,967	10,036	77.4%
General and administrative	6,530	2,450	4,080	166.5%
Total operating expenses	29,533	15,417	14,116	91.6%
Loss from operations	(24,522)	(12,553)	(11,969)	95.3%
Interest income and other income	318	173	145	83.8%
Loss before income taxes	(24,204)	(12,380)	(11,824)	95.5%
Provision for income taxes	71	11	60	545.5%
Net loss	$(24,275)	$(12,391)	$(11,884)	95.9%

Collaboration Revenue

Our collaboration revenue for the three months ended February 28, 2021 and February 29, 2020 is summarized as follows:

	Three Months Ended		Change
	February 28,	February 28,
(in thousands)	2021	2020	$	%
Gilead	2,719	2,446	273	11.2%
Sanofi	2,292	418	1,874	448.3%
Total collaboration revenue	$5,011	$2,864	$2,147	75.0%

Our collaboration revenue increased by $2.1 million for the three months ended February 28, 2021 compared with the three months ended February 29, 2020. The increase was primarily due to our collaboration with Sanofi, which continued to scale up resources as compared to the prior period, resulting in a higher percentage of completion in the current period.

Research and Development Expenses

Our research and development expenses for the three months ended February 28, 2021 and February 29, 2020 are summarized as follows:

	Three Months Ended		Change
	February 28,	February 29,
(in thousands)	2021	2020	$	%
Compensation and related personnel costs	$9,331	$4,765	$4,566	95.8%
Supplies and contract research	7,537	4,067	3,470	85.3%
Preclinical activities and contract manufacturing	3,115	1,973	1,142	57.9%
Facility and other costs	3,020	2,162	858	39.7%
Total research and development expenses	$23,003	$12,967	$10,036	77.4%

Our research and development expenses increased by $10.0 million, or 77.4%, for the three months ended February 28, 2021, compared with the three months ended February 29, 2020. The increase was primarily related to an increase of $4.6 million in compensation and related personnel costs attributable to an increase in headcount and higher non-cash stock-based compensation expense due to additional stock awards granted since February 29, 2020. There was also an increase of $3.5 million in supplies and contract research attributable to increases in our preclinical development activities and drug discovery research and an increase of $1.1 million in preclinical activities and contract manufacturing costs primarily due to preparation for upcoming clinical programs for our lead drug candidates.

General and Administrative Expenses

Our general and administrative expenses increased by $4.1 million, or 166.5%, for the three months ended February 28, 2021, compared with the three months ended February 29, 2020. The increase was primarily related to an increase of $2.4 million in compensation related expenses attributable to a higher headcount and includes $1.4 million of higher non-cash stock-based compensation expense due to additional stock awards granted since February 29, 2020. There was also an increase of $1.0 million in consultant and other professional service expenses primarily related to becoming a public company.

Interest and Other Income, Net

Interest and other income, net was insignificant for each of the three months ended February 28, 2021 and February 29, 2020 and is related to interest earned on our deposits, money market funds and investments.

Provision for Income Taxes

Provision for income taxes was insignificant for each of the three months ended February 28, 2021 and February 29, 2020.

Liquidity and Capital Resources

Source of Liquidity

Our initial public offering closed on July 28, 2020 at which time we issued 11,000,000 shares of our common stock at a price to the public of $19.00 per share. In addition, the underwriters exercised their option to purchase an additional 1,550,000 shares of our common stock on July 31, 2020, and this transaction closed on August 4, 2020. Net proceeds from our initial public offering were approximately $218.1 million, after deducting underwriting discounts and commissions of $16.7 million and expenses of $3.6 million. In March 2021, we completed a follow-on offering and issued 5,175,000 shares of our common stock (including the exercise by the underwriters of their option to purchase an additional 675,000 shares of common stock) at a price to the public of $31.00 per share for net proceeds of approximately $150.1 million, after deducting underwriting discounts and commissions of $9.6 million and expenses of $0.7 million.

To date, our operations have been funded through the issuance of common and redeemable convertible preferred stock and proceeds from collaboration agreements. We do not have any products approved for sale, and we have not generated any revenue from product sales. As of February 28, 2021, we had $380.3 million in cash, cash equivalents and investments.

Funding Requirements

We expect that our existing cash, cash equivalents and investments are sufficient to continue operating activities for at least the next 12 months. We will need substantial additional funding to support our continuing operations and pursue our long-term business plan. We may seek to raise any necessary additional capital through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing and distribution arrangements. Because of the numerous risks and uncertainties associated with the development and commercialization of our drug candidates and the extent to which we may enter into additional collaborations with third parties to participate in their development and commercialization, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated pre-clinical studies and clinical trials.

Our future funding requirements will depend on many factors, including the following:

•

the progress, costs and results of our planned Phase 1 clinical trials for our lead drug candidates NX-2127 and NX-1607 and other drug candidates, and any future clinical development of such drug candidates;

•	the scope, progress, costs and results of preclinical and clinical development for our other drug candidates and development programs;
•	the number and development requirements of other drug candidates that we pursue;
•	the scope of, and costs associated with, future advancements to our DELigase platform;
•	the success of our collaborations with Sanofi, Gilead and any other collaborations we may establish;
•	the costs, timing and outcome of regulatory review of our drug candidates;
•	the costs and timing of future commercialization activities, including product manufacturing, marketing, sales and distribution, for any of our drug candidates for which we receive marketing approval;
•	the revenue, if any, received from commercial sales of our drug candidates for which we receive marketing approval;
•	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims; and
•

our ability to establish additional collaboration arrangements with other biotechnology or pharmaceutical companies on favorable terms, if at all, for the development or commercialization of our drug candidates.

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

Cash flows

The following table summarizes our cash flows during the periods indicated:

	Three Months Ended
	February 28,	February 29,
(in thousands)	2021	2020
Cash provided by operating activities	$8,053	$40,972
Cash used in investing activities	(2,387)	(19,424)
Cash provided by financing activities	1,359	46
Net increase in cash, cash equivalents and restricted cash	$7,025	$21,594

 Operating activities

Net cash provided by operating activities was $8.1 million for the three months ended February 28, 2021 and consisted of a decrease in net assets of $28.8 million and non-cash adjustments of $3.6 million, offset by our net loss of $24.3 million. The decrease in net assets consisted primarily of an increase in deferred revenue of $17.0 million and a decrease in contract assets of $7.5 million. Non-cash adjustments primarily consisted of stock-based compensation expenses of $2.7 million and depreciation and amortization expenses of $0.6 million.

Net cash provided by operating activities was $41.0 million for the three months ended February 29, 2020 and consisted of a decrease in net assets of $52.7 million and non-cash adjustments of $0.7 million, offset by our net loss of $12.4 million. The decrease in net assets consisted primarily of an increase in deferred revenue of $54.6 million from the payment received under the Sanofi Agreement, offset by the recognition of revenue related to the Gilead Agreement and Sanofi Agreement. Non-cash adjustments primarily consisted of depreciation and amortization expenses of $0.5 million.

Investing activities

Net cash used in investing activities was $2.4 million for the three months ended February 28, 2021 and consisted primarily of the purchase of investments of $47.7 million, offset by the maturity of investments of $46.2 million.

Net cash used in investing activities was $19.4 million for the three months ended February 29, 2020 and consisted primarily of the purchase of investments of $19.1 million.

Financing activities

Net cash provided by financing activities was $1.4 million for the three months ended February 28, 2021 and consisted primarily of proceeds from issuances under the 2020 ESPP.

Net cash provided by financing activities was insignificant for the three months ended February 29, 2020.

Contractual Obligations and Other Commitments

The following table summarizes our contractual obligations as of February 28, 2021:

	Payments due by period
(in thousands)	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Operating lease obligations	$2,342	$6,803	$5,034	$—	$14,179
Total contractual obligations	$2,342	$6,803	$5,034	$—	$14,179

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

Emerging Growth Company and Smaller Reporting Status

We are an “emerging growth company” (EGC), as defined in the Jumpstart Our Business Startups Act of 2012, as amended (the JOBS Act). We will remain an EGC until the earliest of: (i) the last day of the fiscal year in which we have total annual gross revenues of $1.07 billion or more; (ii) the last day of the fiscal year following the fifth anniversary of the completion of our initial public offering; (iii) the date on which we have issued more than $1.0 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC, which generally is when a company has more than $700.0 million in market value of its stock held by non-affiliates as of the prior May 31, has been a public company for at least 12 months and has filed one annual report on Form 10-K.

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

In addition, we intend to rely on the other exemptions and reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if as an EGC we intend to rely on such exemptions, we are not required to, among other things: (i) provide an auditor’s attestation report on our system of internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002; (ii) provide all of the compensation disclosure that may be required of non-EGCs under the Dodd-Frank Wall Street Reform and Consumer Protection Act; (iii) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis); and (iv) disclose certain executive compensation-related items such as the correlation between executive compensation and performance and comparisons of the Chief Executive Officer’s compensation to median employee compensation.

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

Our critical accounting policies and more significant areas involving management’s judgments and estimates used in preparation of our financial statements are discussed in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2020 Form 10-K. Other than the updated policy on revenue recognition disclosed in Note 2, Summary of Significant Accounting Policies, to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, there have been no significant changes to these policies for the three months ended February 28, 2021.

Recent Accounting Pronouncements

See Note 2, “Summary of significant accounting policies—Recent accounting pronouncements” to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company” as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the Exchange Act), we are not required to provide this information.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President and Chief Executive Officer and our Chief Financial Officer, our principal executive officer and principal accounting and financial officer, respectively, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of February 28, 2021.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our President and Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our President and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of February 28, 2021 due to the material weakness in our internal control over financial reporting described below. In light of this fact, our management has performed additional analyses, reconciliations, and other post-closing procedures and has concluded that, notwithstanding the material weakness in our internal control over financial reporting, the consolidated financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

Previously Reported Material Weakness in Internal Control over Financial Reporting

As disclosed in the section titled “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q, we previously identified a material weakness in our internal control over financial reporting. Specifically, we did not design and maintain formally documented controls and accounting policies and procedures, including information technology, general controls, segregation of duties over the review and approval of account reconciliations and manual journal entries, and the period-end financial reporting process. This material weakness could result in a misstatement of account balances or disclosures that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. This material weakness resulted in the revision to the basic and diluted weighted-average number of shares outstanding and basic and diluted net loss per share calculations for the three- and nine-month periods ended August 31, 2020. Additionally, this material weakness could result in a misstatement of substantially all of our account balances or disclosures that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Control Over Financial Reporting

As part of our remediation plan discussed above, we continued formalizing documentation of policies and procedures and evaluating the implementation of new and existing controls during the quarter ended February 28, 2021. Such remediation actions were changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended February 28, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

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

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. Before making your decision to invest in shares of our common stock, you should carefully consider the risks described below, together with all of the other information contained in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and related notes and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We cannot assure you that any of the events discussed below will not occur. If any of these events occur, our business, financial condition, operating results, and future prospects could be materially and adversely affected. If that were to happen, the trading price of our common stock could decline, and you could lose all or part of your investment.

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

•

We are very early in our development efforts. We only recently initiated clinical development of our first drug candidate and all of our other drug candidates are in preclinical development. If we are unable to advance to clinical development, develop, obtain regulatory approval for and commercialize our drug candidates or experience significant delays in doing so, our business may be materially harmed.

•	Our limited operating history may make it difficult to evaluate the success of our business to date and to assess our future viability.
•

If serious adverse events, undesirable side effects, or unexpected characteristics are identified during the development of any drug candidates we may develop, we may need to abandon or limit our further clinical development of those drug candidates.

•

We only recently initiated testing of our lead drug candidate in clinical trials, and we have not tested any of our other drug candidates in clinical trials. The results of preclinical studies and early-stage clinical trials may not be predictive of future results. Initial success in clinical trials may not be indicative of results obtained when these trials are completed or in later-stage trials.

•	We face substantial competition in an environment of rapid technological change, which may result in others discovering, developing or commercializing products before or more successfully than we do.
•

We expect to depend on collaborations with third parties for the research, development and commercialization of certain of the drug candidates we may develop. If any such collaborations are not successful, we may not be able to capitalize on the market potential of those drug candidates.

•

We rely on CMO for the manufacture of both drug substance and finished drug product for our drug candidates for preclinical testing and expect to continue to do so for our clinical trials and commercialization. This reliance on third parties may increase the risk that we will not have sufficient quantities of our drug candidates or products or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts.

•

Our commercial success and ability to effectively compete in the market depends, in part, upon our ability and the ability of our collaborators to obtain and maintain adequate patent protection for our technology, current drug candidates and any future drug candidates that we may develop and our ability to develop, manufacture, market and sell our drug candidates and future drug candidates and use our proprietary technologies without infringing, misappropriating or otherwise violating the intellectual property of others.
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

Our net loss was $43.2 million for the fiscal year ended November 30, 2020 and $24.3 million for the three months ended February 28, 2021. As of February 28, 2021, we had an accumulated deficit of $128.0 million. To date, we have not generated any revenue from product sales and have financed our operations primarily through our collaborations and sales of our equity interests. We are in the early stages of development of our drug candidates. We filed an IND for NX-2127 in December 2020 and received clearance by the FDA to initiate human clinical trials. Clinical sites are actively recruiting patients for our Phase 1 clinical trial of NX-2127 and we expect our other three most advanced drug candidates to enter clinical trials in 2021. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We anticipate that our operating expenses and capital expenditure requirements will increase substantially if and as we:

•	conduct a Phase 1 clinical trial of our drug candidate NX-2127;
•	file INDs elsewhere and initiate clinical trials of our other lead drug candidates NX-1607, NX-5948, DeTIL-0255 and other drug candidates;
•	enter advanced clinical development and scale up external manufacturing capabilities to supply clinical trials;
•	expand the capabilities of our DELigase platform and apply our DELigase platform to advance additional drug candidates into preclinical and clinical development;
•	conduct process development for manufacturing of our DeTIL cell therapy products;
•	seek marketing approvals for any drug candidates that successfully complete clinical trials;
•	ultimately establish a sales, marketing and distribution infrastructure and scale up external manufacturing capabilities to commercialize any products for which we may obtain marketing approval;
•	expand, maintain and protect our intellectual property portfolio;
•	hire additional clinical, regulatory, manufacturing, quality assurance and scientific personnel; and
•

add operational, financial and management information systems and personnel to support our research, product development and future commercialization efforts and support our operations as a public company.

Our expenses could increase beyond our expectations if we are required by the FDA, the European Medicines Agency (EMA) or other regulatory authorities to perform trials in addition to those we currently expect, or if there are any delays in establishing appropriate manufacturing arrangements for or in completing our planned clinical trials or the development of any of our drug candidates.

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

We only recently commenced clinical development of our first drug candidate NX-2127, and we are currently only in the preclinical testing stages for our other most advanced drug candidates and research programs. We expect that it will be many years, if ever, before we have a drug candidate ready for commercialization. We may never succeed in these activities and, even if we do, may never generate revenues that are significant enough to achieve profitability. To become and remain profitable, we must succeed in developing, obtaining marketing approval for and commercializing products that generate significant revenue. This will require us to be successful in a range of challenging activities, including completing preclinical testing and clinical trials of our drug candidates, discovering additional drug candidates, establishing and maintaining arrangements with third parties for the manufacture of clinical supplies of our drug candidates, obtaining marketing approval for our drug candidates and manufacturing, marketing, selling and obtaining reimbursement for any products for which we may obtain marketing approval.

If one or more of the drug candidates that we develop is approved for commercial sale, we anticipate incurring significant costs associated with commercializing any approved drug candidate. Even if we are able to generate revenues from the sale of any approved products, we may not become profitable and may need to obtain additional funding to continue operations.

We will need substantial additional funding. If we are unable to raise capital when needed, we may be required to delay, limit, reduce or terminate our research or product development programs or future commercialization efforts.

We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we conduct our Phase 1 clinical trial of NX-2127, and work to prepare for IND submissions and initiate planned Phase 1 clinical trials of our other lead drug candidates NX-1607, NX-5948, DeTIL-0255 and other drug candidates, grow our pipeline of drug candidates, expand the breadth of our DELigase platform, continue research and development, and initiate additional clinical trials of and potentially seek marketing approval for our lead programs and other drug candidates. In addition, if we obtain marketing approval for any of our drug candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, reimbursement, and sales and distribution. Furthermore, we expect to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we may be required to delay, limit, reduce or terminate our research, product development programs or any future commercialization efforts or grant rights to develop and market drug candidates that we otherwise would prefer to develop and market ourselves.

We had cash, cash equivalents and investments of $380.3 million as of February 28, 2021. We believe that our existing cash, cash equivalents and investments, will be sufficient to fund our operating expenses and capital expenditure requirements through at least the next 12 months. However, our future capital requirements and the period for which we expect our existing resources to support our operations may vary significantly from what we expect, and we may need to seek additional funds sooner than planned. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans. Our future capital requirements will depend on many factors, including:

•

the progress, costs and results of our Phase 1 clinical trial for NX-2127 and our planned Phase 1 clinical trials for our other lead drug candidates NX-1607, NX-5948, DeTIL-0255 and other drug candidates, and any future clinical development of such drug candidates;

•	the scope, progress, costs and results of preclinical and clinical development for our other drug candidates and development programs;
•	the number and development requirements of other drug candidates that we pursue;
•	the scope of, and costs associated with, future advancements to our DELigase platform;
•	the scope of, and costs associated with, future preclinical development of our DeTIL cell therapy products;
•	the success of our collaborations with Sanofi, Gilead and any other collaborations we may establish;
•	the costs, timing and outcome of regulatory review of our drug candidates;
•	the costs and timing of future commercialization activities, including product manufacturing, marketing, sales and distribution, for any of our drug candidates for which we receive marketing approval;
•	the revenue, if any, received from commercial sales of our drug candidates for which we receive marketing approval;
•	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims; and
•

our ability to establish additional collaboration arrangements with other biotechnology or pharmaceutical companies on favorable terms, if at all, for the development or commercialization of our drug candidates.

We will need to raise substantial additional capital to complete the development and commercialization of our drug candidates. In addition, our drug candidates, if approved, may not achieve commercial success. Our commercial revenues, if any, will be derived from sales of products that we do not expect to be commercially available for many years, if at all. Accordingly, we will need to obtain substantial additional funds to achieve our business objectives. Adequate additional funds may not be available to us on acceptable terms, or at all.

Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or drug candidates.

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

If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our intellectual property, technologies, future revenue streams, research programs or drug candidates or grant licenses on terms that may not be favorable to us.

Our limited operating history may make it difficult to evaluate the success of our business to date and to assess our future viability.

We commenced operations in 2009, and our operations to date have been limited to organizing and staffing our company, business planning, raising capital, conducting discovery and research activities, filing patent applications, identifying potential drug candidates, undertaking preclinical studies and establishing arrangements with third parties for the manufacture of initial quantities of our drug candidates. All of our drug candidates are either in preclinical development or have only recently entered clinical development, and their risk of failure is high. We have not yet demonstrated our ability to successfully: complete any clinical trials, including large-scale, pivotal clinical trials; obtain marketing approvals; manufacture a commercial-scale product or arrange for a third party to do so on our behalf; or conduct market access, sales, marketing and distribution activities necessary for successful product commercialization. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history.

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

Risks Related to the Discovery and Development of Our Drug Candidates

We are very early in our development efforts. All of our drug candidates are either in preclinical development or have only recently entered clinical development. If we are unable to advance to clinical development, develop, obtain regulatory approval for and commercialize our drug candidates or experience significant delays in doing so, our business may be materially harmed.

We are very early in our development efforts. All of our drug candidates are either in preclinical development or have only recently entered clinical development, and their risk of failure is high. We have invested substantially all of our efforts and financial resources in building our DELigase platform, in the identification and preclinical development of our current drug candidates, and in the initiation of Phase 1 clinical trials for our lead drug candidate, NX-2127. Our ability to generate revenue from product sales, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of one or more of our drug candidates. The success of our drug candidates will depend on several factors, including the following:

•	sufficiency of our financial and other resources;
•	successful completion of preclinical studies;
•	successful submission of INDs and initiation of clinical trials;
•	successful patient enrollment in, and completion of, clinical trials;
•	receipt and related terms of marketing approvals from applicable regulatory authorities;
•	obtaining and maintaining patent and trade secret protection and regulatory exclusivity for our drug candidates;

•	making arrangements with third-party manufacturers, or establishing manufacturing capabilities, for both clinical and commercial supplies of our drug candidates;
•	achieving desirable therapeutic properties for our drug candidates’ intended indications;
•	establishing sales, marketing and distribution capabilities and launching commercial sales of our products, if and when approved, whether alone or in collaboration with others;
•	acceptance of our products, if and when approved, by patients, the medical community and third-party payors;
•	obtaining and maintaining third-party coverage and adequate reimbursement;
•	establishing a continued acceptable safety profile of the products and maintaining such a profile following approval; and
•	effectively competing with other therapies.

If we do not successfully achieve one or more of these factors in a timely manner, or at all, we could experience significant delays or an inability to successfully commercialize our drug candidates, which could materially harm our business. Moreover, if we do not receive regulatory approvals, we may not be able to continue our operations.

One of our approaches to the discovery and development of drug candidates based on our targeted protein degradation platform is unproven, which makes it difficult to predict the time, cost of development and likelihood of successfully developing any products.

Treating diseases using targeted protein degradation is a new treatment modality. Our future success depends on the successful development of this novel therapeutic approach. Very few small molecule drug candidates designed to control cellular protein levels, such as our BTK CTMs, have been tested in humans, none has been approved in the United States or Europe, and the data underlying the feasibility of developing these therapeutic products is both preliminary and limited. Discovery and development of CTMs that harness ligases to degrade protein targets have been impeded largely by the complexities and limited understanding of the functions, biochemistry and structural biology of E3 ligases as well as by challenges of engineering compounds that promote protein-protein interactions.

We believe that our CTM drug candidates may offer an improved therapeutic approach by removing the disease-causing proteins instead of simply inhibiting their activities. However, the scientific research that forms the basis of our efforts to develop our CTM drug candidates is ongoing and the scientific evidence to support the feasibility of developing CTM-based therapeutic treatments is both preliminary and limited. Further, certain patients have shown inherent primary resistance to approved BTK inhibitors and other patients have developed acquired secondary resistance to these inhibitors. Although we believe NX-2127 may have the ability to degrade the BTK mutation that confers resistance to currently marketed BTK inhibitors, any inherent primary or acquired secondary resistance to our BTK CTMs in patients would prevent or diminish their clinical benefit.

We only recently initiated clinical development of NX-2127, and we have not yet initiated a clinical trial of any other CTM drug candidate, nor have we assessed the safety of any CTM drug candidate in humans. Although some of our drug candidates have produced observable results in animal studies, there is a limited safety data set for their effects in animals. These drug candidates may not demonstrate the same chemical and pharmacological properties in humans, and may interact with human biological systems in unforeseen, ineffective or harmful ways. As such, there may be adverse effects from treatment with any of our current or future drug candidates that we cannot predict at this time.

Additionally, the regulatory approval process for novel drug candidates such as ours can be more expensive and take longer than for other, better-known or extensively-studied drug candidates. Although other companies are also developing therapeutics based on targeted protein degradation, no regulatory authority has granted approval for any such therapeutic. As a result of these factors, it is more difficult for us to predict the time and cost of CTM drug candidate development, and we cannot predict whether targeted protein degradation will result in the development and marketing approval of any products. Any development problems we experience in the future related to any of our CTM research programs may cause significant delays or unanticipated costs or may prevent the development of a commercially viable product. Advancing our CTM products creates significant challenges for us, including:

•	educating medical personnel regarding the potential efficacy and safety benefits, as well as the challenges, of incorporating our drug candidates, if approved, into treatment regimens; and
•	establishing the sales and marketing capabilities to gain market acceptance, if approved.

Any of these factors may prevent us from completing our preclinical studies or any clinical trials that we may initiate, or from commercializing any CTM drug candidates we may develop on a timely or profitable basis, if at all.

Drug development is a lengthy and expensive process, with an uncertain outcome. We may incur unexpected costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our drug candidates.

All of our drug candidates are either in preclinical development or have only recently entered clinical development, and their risk of failure is high. We are unable to predict when or if any of our drug candidates will prove effective or safe in humans or will receive marketing approval. Before obtaining marketing approval from regulatory authorities for the sale of any drug candidate, we must conduct extensive clinical trials to demonstrate the safety and efficacy of our drug candidates in humans. Before we can commence clinical trials for a drug candidate, we must complete extensive preclinical testing and studies that support our planned INDs in the United States or similar applications in other jurisdictions. We cannot be certain of the timely completion or outcome of our preclinical testing and studies and cannot predict if the FDA or similar regulatory authorities outside the United States will accept our proposed clinical programs or if the outcome of our preclinical testing and studies ultimately will support the further development of our programs.

Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to the outcome. A failure of one or more clinical trials can occur at any stage of testing. Clinical trials may produce negative or inconclusive results, and we or any future collaborators may decide, or regulators may require us, to conduct additional clinical trials or preclinical studies. We will be required to demonstrate with substantial evidence through adequate and well-controlled clinical trials that our drug candidates are safe and effective for use in treating specific conditions in order to obtain marketing approvals for their commercial sale. Success in preclinical studies and early-stage clinical trials does not mean that future larger registration clinical trials will be successful because drug candidates in later-stage clinical trials may fail to demonstrate safety and efficacy to the satisfaction of the FDA and non-U.S. regulatory authorities despite having progressed through preclinical studies and early-stage clinical trials. Drug candidates that have shown promising results in preclinical studies and early-stage clinical trials may still suffer significant setbacks in subsequent registration clinical trials. Additionally, the outcome of preclinical studies and early-stage clinical trials may not be predictive of the success of later-stage clinical trials.

We may experience numerous unforeseen events during, or as a result of, clinical trials, that could delay or prevent our ability to receive marketing approval or commercialize our drug candidates, including:

•	we may experience delays in reaching, or may fail to reach, a consensus with regulators on trial design;
•

the supply or quality of our drug candidates or other materials necessary to conduct clinical trials of our drug candidates may be insufficient or inadequate, including as a result of delays in the testing, validation, manufacturing and delivery of drug candidates to the clinical sites by us or by third parties with whom we have contracted to perform certain of those functions;

•	we may experience delays in reaching, or may fail to reach, agreement on acceptable clinical trial contracts or clinical trial protocols with prospective trial sites;
•	regulators or IRB may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;
•	we may receive feedback from regulatory authorities that requires us to modify the design of our clinical trials;
•

we may experience difficulty in designing clinical trials and in selecting endpoints for diseases that have not been well-studied and for which the natural history and course of the disease is poorly understood;

•	the selection of certain clinical endpoints may require prolonged periods of clinical observation or analysis of the resulting data;
•

the number of patients required for clinical trials of our drug candidates may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate or participants may drop out of these clinical trials at a higher rate than we anticipate;

•	our drug candidates may have undesirable side effects or other unexpected characteristics, causing us or our investigators, regulators or IRB to suspend or terminate the trials;
•

we may have to suspend or terminate clinical trials of our drug candidates for various reasons, including a finding that our drug candidates have undesirable side effects or other unexpected characteristics, or that the participants are being exposed to unacceptable health risks;

•	our third-party contractors may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all;

•	regulators or IRB may require that we or our investigators suspend or terminate clinical trials for various reasons, including noncompliance with regulatory requirements;
•

clinical trials of our drug candidates may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical trials or abandon product development programs;

•	the cost of clinical trials of our drug candidates may be greater than we anticipate;
•	the supply or quality of our drug candidates or other materials necessary to conduct clinical trials of our drug candidates may be insufficient or inadequate;
•	regulators may revise the requirements for approving our drug candidates, or such requirements may not be as we anticipate;
•	any future collaborators that conduct clinical trials may face any of the above issues and may conduct clinical trials in ways they view as advantageous to them but that are suboptimal for us; and
•

disruptions caused by the COVID-19 pandemic may increase the likelihood that we encounter such difficulties or delays in initiating, enrolling, conducting or completing our planned and ongoing clinical trials.

In some instances, there can be significant variability in safety and efficacy results between different clinical trials of the same drug candidate due to numerous factors, including changes in trial protocols, differences in size and type of the patient populations, differences in and adherence to the dosing regimen and other trial protocols and the rate of dropout among clinical trial participants. We do not know whether any clinical trials we may conduct will demonstrate consistent or adequate efficacy and safety sufficient to obtain marketing approval to market our drug candidates.

If we are required to conduct additional clinical trials or other testing of our drug candidates beyond those that we currently contemplate, if we are unable to successfully complete clinical trials of our drug candidates or other testing, if the results of these trials or tests are not positive or are only modestly positive or if there are safety concerns, we may:

•	be delayed in obtaining marketing approval for our drug candidates;
•	not obtain marketing approval at all;
•	obtain approval for indications or patient populations that are not as broad as intended or desired;
•	obtain approval with labeling that includes significant use or distribution restrictions or safety warnings;
•	be subject to additional post-marketing testing requirements or changes in the way the product is administered; or
•	have the product removed from the market after obtaining marketing approval.

Our product development costs also will increase if we experience delays in preclinical studies or clinical trials or in obtaining marketing approvals. We do not know whether any of our preclinical studies or clinical trials will begin as planned, will need to be restructured or will be completed on schedule, or at all. Significant preclinical study or clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize our drug candidates, or could allow our competitors to bring products to market before we do and impair our ability to successfully commercialize our drug candidates, which may harm our business, results of operations, financial condition and prospects.

Further, cancer therapies sometimes are characterized as first-line, second-line, or third-line, and the FDA often approves new therapies initially only for third-line or later use, meaning for use after two or more other treatments have failed. When cancer is detected early enough, first-line therapy, usually chemotherapy, hormone therapy, immunotherapy, radiation therapy, surgery, targeted therapy or a combination of these, is sometimes adequate to cure the cancer or prolong life without a cure. Second- and third-line therapies are administered to patients when prior therapy is not effective. Our planned clinical trials for our lead drug candidates NX-2127 and NX-1607 and other drug candidates will be with patients who have received one or more prior treatments. Subsequently, for those products that prove to be sufficiently beneficial, if any, we would expect to seek approval potentially as a first-line therapy, but any drug candidates we develop, even if approved, may not be approved for first-line therapy, and, prior to any such approvals, we may have to conduct additional clinical trials.

If serious adverse events, undesirable side effects, or unexpected characteristics are identified during the development of any drug candidates we may develop, we may need to abandon or limit our further clinical development of those drug candidates.

We have not evaluated any drug candidates in human clinical trials, and there have been very few clinical trials to date involving small molecule drug candidates designed to control cellular protein levels through targeted protein degradation. It is impossible to predict when or if any drug candidates we may develop will prove safe in humans. There is a limited safety data set for the effects of NX-2127, NX-1607, NX-5948 and DeTIL-0255 in animals and our drug candidates have not been tested on humans at all. There can be no assurance that our current drug candidates or any future drug candidate will not cause undesirable side effects. Unforeseen side effects from our drug candidates could arise at any time during preclinical or clinical development.

A potential risk in any protein modulation product is that healthy proteins or proteins not targeted for modulation will be modulated or that the modulation of the targeted protein in itself could cause adverse events, undesirable side effects or unexpected characteristics. It is possible that healthy proteins or proteins not targeted for modulation could be modulated by our drug candidates in any of our planned or future clinical studies. There also is the potential risk of delayed adverse events following treatment with our drug candidates.

If any drug candidates we develop are associated with serious adverse events, or undesirable side effects, or have characteristics that are unexpected, we may need to abandon their development or limit development to certain uses or subpopulations in which the adverse events, undesirable side effects or other characteristics are less prevalent, less severe, or more acceptable from a risk-benefit perspective, any of which would have a material adverse effect on our business, financial condition, results of operations, and prospects. In our preclinical studies, we may observe undesirable characteristics of our drug candidates. This may prevent us from advancing them into clinical trials, delay these trials or limit the extent of these trials. For example, in pre-clinical GLP toxicity studies for our drug candidate NX-1607, one instance of severe uveitis was noted at the highest dose level consistent with opthalmological effects noted in other immune checkpoint inhibitors. In addition, increased bleeding risk and cardiac arrhythmia such as atrial fibrillation have been reported side effects of approved BTK inhibitors. NX-1607 could activate the immune response to unsafe levels and may have the potential to induce hypercytokinemia, or cytokine storm, which is the overstimulation of immune cells and subsequent overproduction of their activating compounds. Many drug candidates that initially showed promise in early-stage testing for treating cancer or other diseases later have been found to cause side effects that prevented further clinical development of the drug candidates or limited their competitiveness in the market.

Clinical sites are actively recruiting patients for our first clinical trial for NX-2127 and we have not tested any of our other drug candidates in clinical trials. The results of preclinical studies and early-stage clinical trials may not be predictive of future results. Initial success in clinical trials may not be indicative of results obtained when these trials are completed or in later-stage trials.

The results of preclinical studies may not be predictive of the results of clinical trials, and the results of any early-stage clinical trials we commence may not be predictive of the results of the later-stage clinical trials. In addition, initial success in clinical trials may not be indicative of results obtained when such trials are completed. In particular, the small number of patients in our planned early clinical trials may make the results of these trials less predictive of the outcome of later clinical trials. For example, even if successful, the results of our initial clinical trial for NX-2127 and of our planned Phase 1 clinical trials of our other lead drug candidates NX-1607, NX-5948 and DeTIL-0255 and other drug candidates may not be predictive of the results of further clinical trials of these drug candidates or any of our other drug candidates. Moreover, preclinical and clinical data often are susceptible to varying interpretations and analyses, and many companies that have believed their drug candidates performed satisfactorily in preclinical studies and clinical trials nonetheless have failed to obtain marketing approval of their products. Our future clinical trials may not ultimately be successful or support further clinical development of any of our drug candidates. There is a high failure rate for drug candidates proceeding through clinical trials. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in clinical development even after achieving encouraging results in earlier studies. Any such setbacks in our clinical development could materially harm our business, results of operations, financial condition and prospects.

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

We may not be able to initiate or continue clinical trials for our drug candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or similar regulatory authorities outside of the United

States. In particular, clinical sites are actively recruiting patients for our Phase 1 clinical trial for NX-2127 in patients with CLL and other B-cell malignancies and we are preparing to begin Phase 1 clinical trials for NX-1607 in immune-oncology indications. We cannot predict how difficult it will be to enroll patients for trials in these indications. Therefore, our ability to identify and enroll eligible patients for our NX-2127 clinical trial and our planned NX-1607 clinical trial may be limited or may result in slower enrollment than we anticipate. In addition, some of our competitors have ongoing clinical trials for drug candidates that treat the same indications as our drug candidates, and patients who otherwise would be eligible for our planned clinical trials instead may enroll in clinical trials of our competitors’ drug candidates. Moreover, the size of the relevant patient populations for the diseases that our lead drug candidates target are small and as more companies begin to focus attention and resources on drug candidates to treat the same indications as our drug candidates we may experience delays or be unable to successfully recruit and enroll a sufficient number of eligible patients in our clinical trials. Patient enrollment is affected by other factors including:

•	the severity of the disease under investigation;
•	the size of the patient population and process for identifying patients;
•	the availability and efficacy of approved medications for the disease under investigation;
•	the eligibility criteria for the trial in question;
•	the perceived risks and benefits of the drug candidates under study;
•	the efforts to facilitate timely enrollment in clinical trials;
•	physicians’ attitudes and practices with respect to clinical trial enrollment;
•	the burden on patients due to inconvenient procedures;
•	the ability to monitor patients adequately during and after treatment;
•	the proximity and availability of clinical trial sites for prospective patients; and
•

the impact of the current COVID-19 pandemic, which may affect the conduct of a clinical trial, including by slowing potential enrollment or reducing the number of eligible patients for clinical trials.

Our inability to enroll a sufficient number of patients for our current or planned clinical trials would result in significant delays and could require us to abandon one or more clinical trials altogether. Enrollment delays in our current or planned clinical trials may result in increased development costs for our drug candidates, which would cause the value of our company to decline and limit our ability to obtain additional financing.

We may expend our limited resources to pursue a particular drug candidate or indication and fail to capitalize on drug candidates or indications that may be more profitable or for which there is a greater likelihood of success.

Because we have limited financial and managerial resources, we focus on research programs and drug candidates that we identify for specific indications. As a result, we may forego or delay pursuit of opportunities with other drug candidates or for other indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and drug candidates for specific indications may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular drug candidate, we may relinquish valuable rights to that drug candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such drug candidate.

The manufacture of drugs is complex and we and our third-party manufacturers are early in our manufacturing efforts.

We have established manufacturing relationships with a limited number of suppliers to manufacture raw materials and the drug substance of any drug candidate for which we now are pursuing, or may in the future pursue, preclinical or clinical development. Our current cGMPs, manufacturing process development with our third-party manufacturers and scale-up is at an early stage. The actual cost to manufacture and process our drug candidates could be greater than we expect and could materially and adversely affect the commercial viability of our drug candidates. Our third-party manufacturers may encounter difficulties in production, including contamination, equipment failure, improper installation or operation of equipment, vendor or operator error, inconsistency in yields, variability in product characteristics and difficulties in scaling the production process. Even minor deviations from normal manufacturing processes could result in reduced production yields, product defects and other supply disruptions. If any of our third-party manufacturers encounter such difficulties, our ability to provide supply of our current or future drug candidates for clinical trials, our ability to obtain marketing approval, or our ability to provide supply of our drug candidates for patients, if approved, could be delayed or stopped.

We have limited experience with the development and manufacturing of adoptive cellular therapeutics, which is a relatively new and expanding category of therapeutics with unique development, manufacturing and regulatory risks.

We are exploring the use of T cell-enhancing compounds to improve the current industry-standard methods and technology for adoptive cellular therapies (ACTs) in both hematologic cancers and solid tumors. ACTs represent a class of immunotherapy in which T cells are isolated directly from patient tumors, as with TIL, or from patient blood with subsequent genetic modification to recognize specific antigens present on cancer cells, as with CAR-T therapies. These tumor-reactive T cells are then expanded and infused back into the patient. These cell therapy technologies are a relatively new and expanding category of therapeutics, with which we have limited experience. We may observe undesirable characteristics such as cytokine storm, immunogenicity, infection or other adverse events. Additionally, because TIL and CAR-T therapies are manufactured on a patient-by-patient basis, they require extensive research and development and involve complex and costly manufacturing. Moreover, we anticipate that we will have to rely on third-party manufacturers to manufacture our ACT products for pre-clinical studies and clinical trials and if they fail to commence or complete, or experience delays in, manufacturing ACT products, our pre-clinical studies and clinical trials will be delayed. The FDA and other regulatory bodies also have limited experience with ACTs, which may result in regulatory delays. The regulatory pathway is complex and may take more time and be more expensive to pursue than the regulatory pathway for other established drug candidates. Moreover, the FDA regulatory pathway for our DeTIL and CAR-T programs is not clear and may require us to file a Biologics License Application or an application for a Combination Product, and will be subject to further discussion with regulators. Because this is a relatively new and expanding area, there are many uncertainties related to the appropriate regulatory pathway, development, manufacturing, marketing, reimbursement, and the commercial potential for these drug candidates, and we may never be successful in developing these therapeutics.

We may not be successful in our efforts to identify or discover additional potential drug candidates.

A key element of our strategy is to apply our DELigase platform to address a broad array of targets and new therapeutic areas. The therapeutic discovery activities we are conducting may not be successful in identifying drug candidates that are useful in treating hematologic cancers, immune-mediated diseases or any other diseases. Our research programs initially may show promise in identifying potential drug candidates, yet fail to yield drug candidates for clinical development for a number of reasons, including:

•	the research methodology used may not be successful in identifying potential drug candidates;
•

potential drug candidates may, on further study, be shown to have harmful side effects or other characteristics that indicate that they are unlikely to be drugs that will receive marketing approval or achieve market acceptance; or

•	potential drug candidates may not be effective in treating their targeted diseases.

Research programs to identify new drug candidates require substantial technical, financial and human resources. We may choose to focus our efforts and resources on a potential drug candidate that ultimately proves to be unsuccessful. If we are unable to identify suitable drug candidates for preclinical and clinical development, we will not be able to obtain revenues from sale of products in future periods, which likely would result in significant harm to our financial position and adversely impact our stock price.

We may not be successful in our efforts to expand the breadth of our DELigase platform.

A key element of our strategy is to expand the capabilities of our DELigase platform and leverage our platform to discover, develop and potentially commercialize additional drug candidates beyond our current portfolio to target diseases in a wide range of organ systems and tissues and treat various disease states. These enhancements require substantial technical, financial and human resources, and may not result in the discovery or development of additional drug candidates or therapies. We may pursue what we believe is a promising opportunity to leverage our platform only to discover that certain of our risk or resource allocation decisions were incorrect or insufficient, or that individual products or our science in general has technology or biology risks that were previously unknown or underappreciated. Our strategy of pursuing the value of our DELigase platform over a long time horizon and across a broad array of human diseases may not be effective. In the event material decisions in any of these areas turn out to be incorrect or sub-optimal, we may experience a material adverse impact on our business and ability to fund our operations and we may never realize what we believe is the potential of our DELigase platform.

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

Many of our current or potential competitors, either alone or with their collaboration partners, have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs. Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller or early-stage companies also may prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs. Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any products we may develop. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. In addition, our ability to compete may be affected in many cases by insurers or other third-party payors seeking to encourage the use of generic products. There are generic products currently on the market for certain of the indications that we are pursuing, and additional products are expected to become available on a generic basis over the coming years. If our drug candidates are approved, we expect that they will be priced at a significant premium over competitive generic products.

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

Our estimated market opportunities for our drug candidates are subject to numerous uncertainties and may prove to be inaccurate. If we have overestimated the size of our market opportunities, our future growth may be limited.

Our estimated addressable markets and market opportunities for our drug candidates are based on a variety of inputs, including data published by third parties, our own market insights and internal market intelligence, and internally generated data and assumptions. We have not independently verified any third-party information and cannot be assured of its accuracy or completeness. Market opportunity estimates, whether obtained or derived from third-party sources or developed internally, are subject to significant uncertainty and are based on assumptions and estimates that may prove not to be accurate. Although we believe our market opportunity estimates are reasonable, such information is inherently imprecise. In addition, our assumptions and estimates of market opportunities are necessarily subject to a high degree of uncertainty and risk due to a variety of factors, including but not limited to those described in this report. If this third-party or internally generated data prove to be inaccurate or if we make errors in our assumptions based on that data, our actual market may be more limited than we estimate it to be. In addition, these inaccuracies or errors may cause us to misallocate capital and other critical business resources, which could harm our business.

Risks Related to Dependence on Third Parties

We expect to depend on collaborations with third parties for the research, development, and commercialization of certain of the drug candidates we may develop. If any such collaborations are not successful, we may not be able to capitalize on the market potential of those drug candidates.

We have sought third-party collaborators for the research, development, and commercialization of some of our CTM programs. For example, in June 2019 we entered into a collaboration with Gilead and in December 2019 we entered into a collaboration with Sanofi, which was subsequently expanded and amended in January 2021. Both collaborations require us to conduct certain research activities. Our likely collaborators for any other collaboration arrangements include large and mid-size pharmaceutical companies, biotechnology companies and universities. These and any future arrangements with third parties limit our control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of any drug candidates we may seek to develop with them. Our ability to generate revenues from these arrangements will depend on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements. We cannot predict the success of any collaboration that we enter into.

Collaborations involving our research programs or any drug candidates we may develop, including our collaborations with Sanofi and Gilead, pose the following risks to us:

•	Collaborators have significant discretion in determining the efforts and resources that they will apply to these collaborations.
•

Collaborators may not pursue development and commercialization of any drug candidates we may develop or may elect not to continue or renew development or commercialization programs based on clinical trial results, changes in the collaborator’s strategic focus or available funding or external factors such as an acquisition or business combination that diverts resources or creates competing priorities.

•

Sanofi and Gilead have broad option rights to select up to five targets each for exclusive CTM development, so long as not excluded by us under the terms of each collaboration, and may select targets we are considering but have not taken sufficient action to exclude under each collaboration.

•

Collaborators may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial or abandon a drug candidate, repeat or conduct new clinical trials, or require a new formulation of a drug candidate for clinical testing.

•

Collaborators could develop independently, or develop with third parties, products that compete directly or indirectly with our products or drug candidates if the collaborators believe that competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours.

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

•

Disputes may arise between the collaborators and us that result in the delay or termination of the research, development or commercialization of our products or drug candidates or that result in costly litigation or arbitration that diverts management attention and resources.

•

We may lose certain valuable rights under circumstances identified in our collaborations, including if we undergo a change of control. For example, Sanofi may terminate its agreement with us if we undergo a change of control.

•

Collaborations may be terminated and, if terminated, may result in a need for additional capital to pursue further development or commercialization of the applicable drug candidates. For example, each of Sanofi and Gilead can terminate its agreement with us in its entirety or with respect to a specific target for convenience upon written notice or in connection with a material breach of the agreement by us that remains uncured for a specified period of time.

•

Collaboration agreements may not lead to development or commercialization of drug candidates in the most efficient manner, or at all. If a present or future collaborator of ours were to be involved in a business combination, the continued pursuit and emphasis on our product development or commercialization program under such collaboration could be delayed, diminished or terminated.

If our collaborations do not result in the successful development and commercialization of products, or if one of our collaborators terminates its agreement with us, we may not receive any future research funding or milestone or royalty payments under the collaboration. If we do not receive the funding we expect under these agreements, our development of drug candidates could be delayed, and we may need additional resources to develop drug candidates. In addition, if one of our collaborators terminates its agreement with us, we may find it more difficult to find a suitable replacement collaborator or attract new collaborators, and our development programs may be delayed or the perception of us in the business and financial communities could be adversely affected. All of the risks relating to product development, marketing approval, and commercialization described in this report apply to the activities of our collaborators.

We may in the future decide to collaborate with pharmaceutical and biotechnology companies for the development and potential commercialization of any drug candidates we may develop. These relationships may require us to incur non-recurring and other charges, increase our near- and long-term expenditures, issue securities that dilute the ownership interest of our existing stockholders, or disrupt our management and business. In addition, we could face significant competition in seeking appropriate collaborators, and the negotiation process is time-consuming and complex. Our ability to reach a definitive collaboration agreement will depend, among other things, upon our assessment of the proposed collaborator’s resources and expertise, the terms and conditions of the proposed collaboration, and the proposed collaborator’s evaluation of several factors. If we license rights to any drug candidates we or our collaborators may develop, we may not be able to realize the benefit of such transactions if we are unable to successfully integrate them with our existing operations and company culture.

We may seek to establish additional collaborations. If we are not able to establish collaborations on commercially reasonable terms, we may have to alter our development and commercialization plans.

We plan to continue to selectively pursue collaborations with leading biopharmaceutical companies with development and commercial expertise and capabilities. We face significant competition in attracting appropriate collaborators to advance the development of any drug candidates for which we may seek a collaboration. Whether we reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. Those factors may include the design or results of preclinical studies and clinical trials, the likelihood of approval by the FDA or other regulatory authorities, the potential market for the subject drug candidate, the costs and complexities of manufacturing and delivering such drug candidate to patients, the potential of competing products, uncertainty with respect to our ownership of technology (which can exist if there is a challenge to such ownership without regard to the merits of the challenge), the terms of any existing collaboration agreements, and industry and market conditions generally. The collaborator also may have the opportunity to collaborate on other drug candidates or technologies for similar indications and will have to evaluate whether such a collaboration could be more attractive than one with us.

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

We may not be able to negotiate collaborations on a timely basis, on acceptable terms, or at all. If we are unable to do so, we may have to curtail the development of the drug candidate for which we are seeking to collaborate, reduce or delay its development program or one or more of our other development programs, delay its potential commercialization or reduce the scope of any sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to increase our expenditures to fund development or commercialization activities on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms, or at all. If we do not have sufficient funds, we may not be able to further develop our drug candidates or bring them to market and generate revenue from product sales, which could have an adverse effect on our business, prospects, financial condition and results of operations.

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

If these CROs do not successfully carry out their contractual duties, meet expected deadlines or conduct our clinical trials in accordance with regulatory requirements or our stated protocols, we will not be able to obtain, or may be delayed in obtaining, marketing approvals for our drug candidates and will not be able to, or may be delayed in our efforts to, successfully commercialize our drug candidates.

We rely on third-party contract manufacturing organizations for the manufacture of both drug substance and finished drug product for our drug candidates for preclinical testing and expect to continue to do so for our clinical trials and commercialization. This reliance on third parties may increase the risk that we will not have sufficient quantities of our drug candidates or products or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts.

We do not own or operate, and currently have no plans to establish, any manufacturing facilities. We rely on and expect to continue to rely on CMOs for both drug substance and finished drug product, and ACT product. This reliance on CMOs, particularly where one CMO is the sole source of the drug substance or finished drug product, or ACT product, may increase the risk that we will not have sufficient quantities of our drug candidates or products or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts.

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

We have only limited technology transfer agreements in place with respect to our drug candidates, and these arrangements do not extend to commercial supply. We acquire many key materials on a purchase order basis. As a result, we do not have long-term committed arrangements with respect to our drug candidates and other materials. If we receive marketing approval for any of our drug candidates, we will need to establish an agreement for commercial manufacture with a third party.

The CMOs we retain may not be able to comply with cGMP regulations or similar regulatory requirements outside of the United States. Our failure, or the failure of our CMOs, to comply with applicable regulations could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of drug candidates or products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our products.

The facilities used by our contract manufacturers to manufacture our drug candidates must be approved by the FDA or the European Medicines Agency (EMA) pursuant to inspections that will be conducted after we submit our NDA to the FDA or our marketing authorization application (MAA) to the EMA. We do not have complete control over all aspects of the manufacturing process of, and are dependent on, our contract manufacturing partners for compliance with cGMP regulations for manufacturing both active drug substances and finished drug products. Third-party manufacturers may not be able to comply with cGMP regulations or similar regulatory requirements outside of the United States. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or comparable foreign regulatory bodies, they will not be able to secure and/or maintain marketing approval for their manufacturing facilities. In addition, we do not have complete control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA, the EMA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our drug candidates or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain marketing approval for or market our drug candidates, if approved.

Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of drug candidates or drugs, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our drug candidates and harm our business and results of operations.

Our drug candidates and any products that we may develop may compete with other drug candidates and products for access to suitable manufacturing facilities. As a result, we may not obtain access to these facilities on a priority basis or at all. There are a limited number of manufacturers that operate under cGMP regulations and that might be capable of manufacturing for us.

Any performance failure on the part of our existing or future manufacturers could delay clinical development or marketing approval. We do not currently have arrangements in place for redundant supply or a second source for bulk drug substance. If our current CMOs cannot perform as agreed, we may be required to replace such manufacturers. Although we believe that there are several potential alternative manufacturers who could manufacture our drug candidates, we may incur added costs and delays in identifying and qualifying any such replacement manufacturer or be able to reach agreement with any alternative manufacturer.

Our current and anticipated future dependence upon others for the manufacture of our drug candidates or products may adversely affect our future profit margins and our ability to commercialize any products that receive marketing approval on a timely and competitive basis.

Some of our suppliers may experience disruption to their respective supply chain due to the effects of the COVID-19 pandemic, which could delay, prevent or impair our development or commercialization efforts.

We obtain certain chemical or biological intermediates in the synthesis of our drug candidates and NHPs for toxicology testing in countries affected by the COVID-19 pandemic. If we are unable to obtain these chemical or biological intermediates or NHPs in sufficient quantity and in a timely manner, the development, testing and clinical trials of that drug candidate may be delayed or infeasible, and regulatory approval or commercial launch of any resulting product may be delayed or not obtained, which could significantly harm our business.

Our CMOs may be unable to successfully scale-up manufacturing of our drug candidates in sufficient quality and quantity, which would delay or prevent us from developing our drug candidates and commercializing approved products, if any.

In order to conduct clinical trials of our drug candidates, we will need to manufacture them in large quantities. Quality issues may arise during scale-up activities. Our reliance on a limited number of CMOs, the complexity of drug manufacturing and the difficulty of scaling up a manufacturing process could cause the delay of clinical trials, regulatory submissions, required approvals or commercialization of our drug candidates, cause us to incur higher costs and prevent us from commercializing our drug candidates successfully. Furthermore, if our CMOs fail to deliver the required commercial quality and quantities of materials on a timely basis and at commercially reasonable prices, and we are unable to secure one or more replacement CMOs capable of production in a timely manner at a substantially equivalent cost, then testing and clinical trials of that drug candidate may be delayed or infeasible, and regulatory approval or commercial launch of any resulting product may be delayed or not obtained, which could significantly harm our business.

Risks Related to the Commercialization of Our Drug candidates

Even if any of our drug candidates receives marketing approval, a drug candidate may fail to achieve the degree of market acceptance by physicians, patients, third-party payors and others in the medical community necessary for commercial success.

If any of our drug candidates receive marketing approval, it may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community. For example, ibrutinib is a well-established current treatment for CLL and other B-cell malignancies, and doctors may continue to rely on this and other treatments. If our drug candidates do not achieve an adequate level of acceptance, we may not generate significant revenue from product sales and we may not become profitable. The degree of market acceptance of our drug candidates, if approved for commercial sale, will depend on a number of factors, including:

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

If we are unable to establish sales and marketing capabilities, we may not be successful in commercializing our drug candidates if and when they are approved.

We do not have a sales or marketing infrastructure and have no experience in the sale, marketing or distribution of biopharmaceutical products. To achieve commercial success for any product for which we obtain marketing approval, we will need to establish sales, marketing and distribution capabilities, either by ourselves or through collaboration or other arrangements with third parties.

We currently expect that we may build our own focused, specialized sales and marketing organization to support the commercialization in the United States of drug candidates for which we receive marketing approval and that can be commercialized with such capabilities. There are risks involved with establishing our own sales and marketing capabilities. For example, recruiting and training a sales force is expensive and time-consuming and could delay any product launch. If the commercial launch of a drug candidate for which we recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, we would have incurred these commercialization expenses prematurely or unnecessarily. These efforts may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.

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

If we are unable to establish our own sales and marketing capabilities and enter into arrangements with third parties to perform these services, our revenue from product sales and our profitability, if any, are likely to be lower than if we ourselves were to market and sell any products that we develop. In addition, we may not be successful in entering into arrangements with third parties to market and sell our drug candidates or may be unable to do so on terms that are acceptable to us. Any of these third parties may fail to devote the necessary resources and attention to sell and market our products effectively. If we do not establish sales and marketing capabilities successfully, either on our own or in collaboration with third parties, we will not be successful in commercializing our drug candidates.

Even if we are able to commercialize any drug candidates, the products may become subject to unfavorable pricing regulations, third-party reimbursement practices or healthcare reform initiatives, which would harm our business.

The regulations that govern marketing approvals, pricing, coverage and reimbursement for new drug products vary widely from country to country. Current and future legislation may significantly change the approval requirements in ways that could involve additional costs and cause delays in obtaining approvals. Some countries require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our drug candidate to other available therapies. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we might obtain marketing approval for a drug candidate in a particular country, but then be subject to price regulations that delay our commercial launch of the product, possibly for lengthy time periods, and negatively impact the revenues, if any, we are able to generate from the sale of the product in that country. Adverse pricing limitations may hinder our ability to recoup our investment in one or more drug candidates, even if our drug candidates obtain marketing approval.

Our ability to commercialize any drug candidates successfully also will depend in part on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from government healthcare programs, private health insurers and other organizations. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. A primary trend in the

U.S. healthcare industry and elsewhere is cost containment. Government authorities and third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. Increasingly, government authorities and third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. Coverage and reimbursement may not be available for any product that we commercialize and, even if these are available, the level of reimbursement may not be satisfactory. Reimbursement may affect the demand for, or the price of, any drug candidate for which we obtain marketing approval. Obtaining and maintaining adequate reimbursement for our products may be difficult. We may be required to conduct expensive pharmacoeconomic studies to justify coverage and reimbursement or the level of reimbursement relative to other therapies. If coverage and adequate reimbursement are not available or reimbursement is available only to limited levels, we may not be able to successfully commercialize any drug candidate for which we obtain marketing approval.

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

We face an inherent risk of product liability exposure related to the testing of our drug candidates in human clinical trials and will face an even greater risk if we commercially sell any products that we may develop. If we cannot successfully defend ourselves against claims that our drug candidates or products caused injuries, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

•	decreased demand for any drug candidates or products that we may develop;
•	termination of clinical trials;
•	withdrawal of marketing approval, recall, restriction on the approval or a “black box” warning or contraindication for an approved drug;
•	withdrawal of clinical trial participants;
•	significant costs to defend the related litigation;
•	substantial monetary awards to trial participants or patients;
•	loss of revenue;
•	injury to our reputation and significant negative media attention;
•	reduced resources of our management to pursue our business strategy; and
•	the inability to commercialize any products that we may develop.

Although we maintain product liability insurance coverage, it may not be adequate to cover all liabilities that we may incur. We anticipate that we will need to increase our product liability insurance coverage as we initiate our clinical trials, as we expand our clinical trials and if we commence commercialization of our drug candidates. Insurance coverage is increasingly expensive. We may not be able to maintain or increase our insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise.

Risks Related to Our Intellectual Property

If we are unable to obtain and maintain patent protection for our technology, current drug candidates and any future drug candidates that we may develop, or if the scope of the patent protection obtained is not sufficiently broad, our competitors and other third parties could develop and commercialize technology and drug candidates similar or identical to ours, and our ability to successfully commercialize our technology and drug candidates may be impaired, and we may not be able to compete effectively in our market.

Our commercial success depends, in large part, on our ability to obtain and maintain patent and other intellectual property and proprietary protection in the United States and other countries with respect to our drug candidates and proprietary technology. We seek to protect our proprietary position by filing patent applications in the United States and abroad related to our novel technologies and drug candidates. However, the portfolio covering our drug candidates is at an early stage and comprised only of patent applications and we do not currently own or license any issued patents covering our drug candidates. If we are unable to obtain or maintain patent protection with respect to our proprietary drug candidates and technology or do not otherwise adequately protect our intellectual property, competitors and other third parties may be able to use our drug candidates and technologies and erode or negate any competitive advantage that we may have, which could have a material adverse effect on our business. Any disclosure to or misappropriation by third parties of our confidential proprietary information could enable competitors and other third parties to quickly duplicate or surpass our technological achievements, thus eroding our competitive position in our market. Moreover, the patent applications we own, co-own or license may fail to result in issued patents that cover our current and future drug candidates in the United States or in other foreign countries. Our patent applications cannot be enforced against third parties practicing the technology claimed in such applications unless, and until, a patent issues from such applications, and then only to the extent the issued claims cover the technology. If the patent applications we hold with respect to our development programs and drug candidates fail to issue, if their breadth or strength of protection is threatened, or if they fail to provide meaningful exclusivity for our current and future drug candidates, it could have a material adverse effect on our ability to commercialize our drug candidates and our business.

To protect our proprietary positions, we file patent applications in the United States and other countries related to our novel technologies and drug candidates that are important to our business. The patent application and prosecution process is expensive, complex and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications in all potential jurisdictions at a reasonable cost or in a timely manner. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. We may not be able to obtain or maintain patent applications and patents due to the subject matter claimed in such patent applications and patents being in the public domain. It is possible that defects of form in the preparation or filing of our patents or patent applications may exist, or may arise in the future, such as with respect to proper priority claims, inventorship, claim scope or patent term adjustments. If any current or future licensors or licensees are not fully cooperative or disagree with us as to the prosecution, maintenance or enforcement of any patent rights, such patent rights could be compromised and we might not be able to prevent third parties from making, using and selling competing products. If there are material defects in the form or preparation of our patents or patent applications, such patents or applications may be invalid and unenforceable. Moreover, our competitors and other third parties may independently develop equivalent knowledge, methods and know-how. Any of these outcomes could impair our ability to prevent competition from third parties.

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

We may not be aware of all third-party intellectual property rights potentially relating to our current and future drug candidates. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions typically are not published until 18 months after filing, or in some cases not at all. Therefore, we cannot know with certainty whether we were the first to make the inventions claimed in our patents or pending patent applications, or that we or our licensors were the first inventors to file for patent protection of such inventions. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights are highly uncertain. Our pending and future patent applications, whether owned or in-licensed, may not result in patents being issued that protect our technology or drug candidates, in whole or in part, or that effectively prevent others from commercializing competitive technologies and products. Changes in either the patent laws or interpretation of the patent laws in the United States and other countries may diminish the value of our patents or narrow the scope of our patent protection. Moreover, we may be subject to a third-party preissuance submission of prior art to the USPTO challenging the validity of one or more claims of our owned or licensed patents. Such submissions may also be made prior to a patent’s issuance, precluding the granting of a patent based on one of our owned or licensed pending patent applications. We may become involved in opposition, derivation, reexamination, inter partes review, post-grant review or other post-grant proceedings, in the United States or elsewhere, challenging our or our licensors’ patent rights or the patent rights of others. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology or drug candidates and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights, which could significantly harm our business and results of operations. Moreover, we, or one of our licensors, may have to participate in interference proceedings declared by the USPTO to determine priority of invention or in post-grant challenge proceedings, such as oppositions in a foreign patent office, that challenge priority of invention or other features of patentability. Such challenges may result in loss of patent rights, exclusivity, freedom to operate, or in patent claims being narrowed, invalidated, or held unenforceable, in whole or in part, which could limit our ability to stop others from using or commercializing similar or identical technology and drug candidates, or limit the duration of the patent protection of our technology and drug candidates. Such proceedings also may result in substantial cost and require significant time from our scientists and management, even if the eventual outcome is favorable to us. In addition, any threat to the breadth or strength of protection provided by our patents and patent applications could dissuade companies from collaborating with us to license, develop or commercialize current or future drug candidates.

Even if our patent applications issue as patents and are unchallenged, they may not issue in a form that will provide us with any meaningful protection against competing products or processes sufficient to achieve our business objectives, prevent competitors and other third parties from competing with us or otherwise provide us with any competitive advantage. Our competitors and other third parties may be able to design around or circumvent our patents, should they issue, by developing similar or alternative technologies or products in a non-infringing manner. Our competitors and other third parties may seek approval to market their own products similar to or otherwise competitive with our products. In these circumstances, we may need to defend and/or assert our patents, including by filing lawsuits alleging patent infringement. In any of these types of proceedings, a court or other agency with jurisdiction may find our patents invalid and/or unenforceable. If the patent protection provided by the patents and patent applications we own or license is not sufficiently broad to impede such competition, our ability to successfully commercialize our drug candidates could be negatively affected, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and our patents may be challenged in the courts or patent offices in the United States and abroad. Such challenges may result in loss of exclusivity or freedom to operate or in patent claims being narrowed, invalidated or held unenforceable, in whole or in part, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our technology and products. Given the amount of time required for the development, testing and regulatory review of new drug candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours. Any of the foregoing could have a material adverse effect on our business.

Changes in patent law in the United States and in non-U.S. jurisdictions could diminish the value of patents in general, thereby impairing our ability to protect our drug candidates.

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

Even if we are able to obtain patent protection for our drug candidates, the life of such protection, if any, is limited, and third parties could develop and commercialize products and technologies similar or identical to ours and compete directly against us after the expiration of our patent rights, if any, and our ability to successfully commercialize any product or technology would be materially adversely affected.

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

A third party may hold intellectual property, including patent rights, that are important or necessary to the development of our drug candidates. It may be necessary for us to use the patented or proprietary technology of a third party to commercialize our own technology or drug candidates, in which case we would be required to obtain a license from such third party. A license to such intellectual property may not be available or may not be available on commercially reasonable terms, which could have a material adverse effect on our business and financial condition.

The licensing and acquisition of third-party intellectual property rights is a competitive practice, and companies that may be more established, or have greater resources than we do, also may be pursuing strategies to license or acquire third-party intellectual property rights that we may consider necessary or attractive in order to commercialize our drug candidates. More established companies may have a competitive advantage over us due to their larger size and cash resources or greater clinical development and commercialization capabilities. We may not be able to successfully complete such negotiations and ultimately acquire the rights to the intellectual property surrounding the additional drug candidates we may seek to acquire.

Third parties may initiate legal proceedings alleging that we are infringing, misappropriating or otherwise violating their intellectual property rights, the outcome of which would be uncertain and could have a material adverse effect on our business.

Our commercial success depends, in part, upon our ability, and the ability of our collaborators to develop, manufacture, market and sell our drug candidates and future drug candidates and use our proprietary technologies without infringing, misappropriating or otherwise violating the intellectual property and other proprietary rights of third parties.

Numerous third-party U.S. and non-U.S. issued patents exist in the area of biotechnology, including in the area of CTMs and including patents owned or controlled by our competitors. There is considerable and complex intellectual property litigation in the biotechnology and pharmaceutical industries, as well as administrative proceedings for challenging patents, including interference, reexamination, and inter partes review proceedings before the USPTO and oppositions and other comparable proceedings in foreign jurisdictions. We may in the future become party to, or be threatened with, adversarial proceedings or litigation regarding intellectual property rights with respect to our drug candidates, future drug candidates and technology, including interference, derivation, reexamination or inter partes review proceedings before the USPTO. Our competitors or other third parties may assert infringement claims against us based on existing patents or patents that may be granted in the future and claims may also come from competitors or other third parties against whom our own patent portfolio may have no deterrent effect. The outcome of intellectual property litigation is subject to uncertainties that cannot be adequately quantified in advance. Other parties may allege that our drug candidates or the use of our technologies infringe patent claims or other intellectual property rights held by them or that we are employing their proprietary technology without authorization.

As we continue to develop and, if approved, commercialize our current and future drug candidates, competitors or other third parties may claim that our technology infringes, misappropriates or otherwise violates their intellectual property rights. There are and may in the future be additional U.S. and foreign-issued patents and pending patent applications owned by third parties in the fields in which we are pursuing drug candidates. For example, we are aware of a patent owned by a third party with a claim that covers many potential CTMs. This patent may be alleged to cover one or more of our CTM drug candidates, including our NX-2127 drug candidate. While we believe that we have valid defenses against any assertion of such patent against us, such defenses may be unsuccessful. If we are unsuccessful and any of our CTM drug candidates is found to infringe this patent, we could be required to obtain a license to such patent or forced to permanently cease developing, manufacturing, marketing and commercializing the infringing CTM drug candidate. We may not be able to obtain any required license on commercially reasonable terms or at all, and even if we were able to obtain a license, it could be non-exclusive, thereby giving the licensor and other third parties the right to use the same technologies licensed to us, and it could require us to make substantial licensing, royalty and other payments. We also could be forced, including by court order, to permanently cease developing, manufacturing, marketing and commercializing the drug candidate. In addition, we could be found liable for significant monetary damages, including treble damages and attorneys’ fees, if we are found to have willingly infringed any such patent. Even if we were ultimately to prevail, any litigation could require us to divert substantial financial and management resources that we would otherwise be able to devote to our business.

Moreover, as the biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that our drug candidates may give rise to claims of infringement of the patent rights of others. There may be third-party patents of which we are currently unaware with claims to materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our drug candidates or we may incorrectly conclude that a third-party patent is invalid, unenforceable or not infringed by our activities. Because patent applications can take many years to issue, there may be currently pending patent applications that may later result in issued patents that our drug candidates may infringe. In addition, third parties may obtain patents in the future and claim that use of our technologies infringes upon these patents.

Patent and other types of the intellectual property litigation can involve complex factual and legal questions, and their outcome is uncertain. If we are found, or believe there is a risk we may be found, by a court of competent jurisdiction to infringe, misappropriate or otherwise violate a third party’s intellectual property rights, we could be required or may choose to obtain a license from such third party to continue developing and marketing our products and technology. However, we may not be able to obtain any such license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors and other third parties access to the same technologies licensed to us, and it could require us to make substantial licensing, royalty or other payments. Without such a license, we could be forced, including by court order, to cease commercializing the infringing technology or drug candidate. In addition, we could be found liable for monetary damages, which could be significant, including treble damages and attorneys’ fees if we are found to have willfully infringed a patent or other intellectual property right. A finding of infringement could prevent us from commercializing our drug candidates or future drug candidates or force us to cease some of our business operations, which could materially harm our business. Alternatively, we may need to redesign our infringing products, which may be impossible or require substantial time and monetary expenditure. If we lose a foreign patent lawsuit alleging our infringement of a competitor’s patents, we could be prevented from marketing our therapeutics in one or more foreign countries and/or be required to pay monetary damages for infringement or royalties in order to continue marketing. Claims that we have misappropriated the confidential information, trade secrets or other intellectual property of third parties could have a similar negative impact on our business. Any of these outcomes would have a material adverse effect on our business.

Further, we do not know which processes we will use for commercial manufacture of our future products, or which technologies owned or controlled by third parties may prove important or essential to those processes. Many companies have filed, and continue to file, patent applications related to novel protein modulation therapies that target disease-causing proteins and many companies have filed and continue to file patent applications related to ACT. Some of these patent applications have already been allowed or issued and others may issue in the future. Because this area is competitive and of strong interest to pharmaceutical and biotechnology companies, there likely will be additional patent applications filed and additional patents granted in the future, as well as additional research and development programs expected in the future. Furthermore, because patent applications can take many years to issue, may be confidential for 18 months or more after filing and can be revised before issuance, there may be applications now pending that we are not aware of that may later result in issued patents that may be infringed by the manufacture, use, sale or importation of our drug candidates or future products. If a patent holder believes the manufacture, use, sale, offer for sale or importation of one of our drug candidates or future products infringes its patent, the patent holder may sue us even if we have licensed other patent protection for our technology. Moreover, we may face patent infringement claims from non-practicing entities that have no relevant product revenue and against whom our licensed patent portfolio may therefore have no deterrent effect.

It is also possible that we have failed to identify all relevant third-party patents or applications. Patent searching is imperfect due to differences in terminology among patents, incomplete databases and the difficulty in assessing the meaning of patent claims. We may fail to identify relevant patents or patent applications or may identify pending patent applications of potential interest but incorrectly predict the likelihood that such patent applications may issue with claims of relevance to our technology. In addition, we may be unaware of one or more issued patents that would be infringed by the manufacture, sale, importation or use of a current or future drug candidate, or we may incorrectly conclude that a third-party patent is invalid, unenforceable or not infringed by our activities. Additionally, pending patent applications that have been published can, subject to certain limitations, later be amended in a manner that could cover our technologies, our future products or the manufacture or use of our future products.

Third parties may assert infringement claims against us based on existing intellectual property rights and intellectual property rights that may be granted in the future. If we were to challenge the validity of an issued U.S. patent in court, such as an issued U.S. patent of potential relevance to some of our drug candidates or future drug candidates or manufacture or methods of use, we would need to overcome a statutory presumption of validity that attaches to every U.S. patent. This burden is a high one and in order to prevail, we would have to present clear and convincing evidence as to the invalidity of the patent’s claims. Even if we believe third-party intellectual property claims are without merit, there is no assurance that a court would find in our favor on questions of infringement, validity or enforceability by invalidating the claims of any such U.S. patent or finding that our drug candidates or technology did not infringe any such claims.

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

We employ individuals who were previously employed at universities as well as other biotechnology or pharmaceutical companies, including our competitors or potential competitors. We have received confidential and proprietary information from collaborators, prospective licensees and other third parties. Although we try to ensure that our employees, consultants and advisors do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that these individuals or we have inadvertently or otherwise used or disclosed intellectual property, including trade secrets or other proprietary information, of any such individual’s former employer. We also may in the future be subject to claims that we have caused such individual to breach the terms of his or her non-competition or non-solicitation agreement or from former employers or other third parties claiming to have an ownership interest in our patents or other intellectual property. Litigation may be necessary to defend against these claims. We may not be successful in defending these claims, and if we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights, such as exclusive ownership of, or right to use, valuable intellectual property. In addition, we may lose personnel as a result of such claims and any such litigation or the threat thereof may adversely affect our ability to hire employees or contract with independent contractors. A loss of key personnel or their work product could hamper or prevent our ability to commercialize our drug candidates, which would have a material adverse effect on our business, results of operations, financial condition and prospects. Even if we are successful, litigation could result in substantial cost and reputational loss and be a distraction to our management and other employees.

In addition, although it is our policy to require our employees, consultants and contractors who may be involved in the development of intellectual property to execute agreements assigning such intellectual property to us, we may be unsuccessful in executing such an agreement with each party who in fact develops intellectual property that we regard as our own. Moreover, even when we obtain agreements assigning intellectual property to us, such assignment agreements may not be self-executing or may be breached, and we may be forced to bring claims against third parties, or defend claims they may bring against us, to determine the ownership of what we regard as our intellectual property. Furthermore, individuals executing agreements with us may have preexisting or competing obligations to a third party, such as an academic institution, and thus an agreement with us may be ineffective in perfecting ownership of inventions developed by that individual. In addition, we or our licensors may in the future be subject to claims by former employees, consultants or other third parties asserting an ownership right in our owned or licensed patents or patent applications. An adverse determination in any such litigation or proceeding may result in loss of exclusivity or freedom to operate or in patent claims being narrowed, invalidated or held unenforceable, in whole or in part, which could limit our ability to stop others from using or commercializing similar technology and therapeutics, without payment to us, or could limit the duration of the patent protection covering our technology and drug candidates. Such challenges may also result in our inability to develop, manufacture or commercialize our drug candidates without infringing third-party patent rights. In addition, if the breadth or strength of protection provided by our owned or licensed patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future drug candidates. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and prospects.

We may become involved in lawsuits to protect or enforce our patents, the patents of our licensors, or other intellectual property, which could be expensive, time-consuming and unsuccessful.

Competitors or other third parties may infringe our patents, the patents of our licensors, or other intellectual property. To counter infringement or unauthorized use, we may be required to file infringement claims, which, regardless of merit, can be expensive, time-consuming, unpredictable and divert the time and attention of our management and scientific personnel. Any claims we assert against perceived infringers could provoke those parties to assert counterclaims against us alleging that we infringe their patents or other intellectual property. In addition, in a patent infringement proceeding, a court may decide that a patent of ours or our licensors is invalid or unenforceable, in whole or in part, construe the patent’s claims narrowly or refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question. Grounds for a validity challenge could include an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, written description, non-enablement or failure to claim patent-eligible subject matter. Grounds for an unenforceability assertion could include an allegation that someone connected with prosecution of the patent withheld information material to patentability from the USPTO, or made a misleading statement, during prosecution. Third parties also may raise similar claims before administrative bodies in the United States or abroad, even outside the context of litigation. Such mechanisms include reexamination, post-grant review, inter partes review, interference proceedings, derivation proceedings and equivalent proceedings in foreign jurisdictions. Such proceedings could result in the revocation or cancellation of or amendment to our patents in such a way that they no longer cover our drug candidates or prevent third parties from competing with our drug candidates. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which the patent examiner and we or our licensing partners were unaware during prosecution. If a third party were to prevail on a legal assertion of invalidity or unenforceability, we could lose at least part, and perhaps all, of the patent protection on our drug candidates. An adverse result in any litigation or proceeding involving our patents or patent applications may put one or more of our patents at risk of being invalidated, held unenforceable or interpreted narrowly.

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

Filing, prosecuting and defending patents on drug candidates in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States could be less extensive than those in the United States. In some cases, we may not be able to obtain patent protection for certain technology and drug candidates outside the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States, even in jurisdictions where we do pursue patent protection. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, even in jurisdictions where we do pursue patent protection, or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors or other third parties may use our technologies in jurisdictions where we have not pursued and obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we have patent protection, but enforcement is not as strong as that in the United States. These products may compete with our drug candidates and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

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

In addition to seeking patents for some of our technology and drug candidates, we also rely on trade secrets, including unpatented know-how, technology and other proprietary information, and confidentiality agreements to maintain our competitive position. However, trade secrets can be difficult to protect. We seek to protect our trade secrets, proprietary technology and processes, in part, by entering into non-disclosure and confidentiality agreements with parties who have access to them, such as our employees, corporate collaborators, outside scientific collaborators, CROs, contract manufacturers, consultants, advisors and other third parties. We also enter into confidentiality and invention or patent assignment agreements with our employees and consultants. Monitoring unauthorized uses and disclosures of our intellectual property is difficult, and we do not know whether the steps we have taken to protect our intellectual property will be effective. Despite these efforts, any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, some courts inside and outside of the United States are less willing or unwilling to protect trade secrets. As a result, we could lose our trade secrets and third parties could use our trade secrets to compete with our drug candidates and technology.

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

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations and may not adequately protect our business or permit us to maintain our competitive advantage. For example:

•

others may be able to make products that are similar to any drug candidates we may develop or utilize similar technology but that are not covered by the claims of the patents that we own or license now or in the future;

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

Risks Related to Regulatory Approval and Marketing of Our Drug Candidates

The regulatory approval process of the FDA is lengthy, time-consuming and inherently unpredictable, and if we are ultimately unable to obtain marketing approval for our drug candidates, our business will be substantially harmed.

The time required to obtain approval by the FDA is unpredictable but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval policies, regulations or the type and amount of clinical data necessary to gain approval may change during the course of a drug candidate’s clinical development and may vary among jurisdictions. We have not obtained marketing approval for any drug candidate and it is possible that none of our existing drug candidates, or any drug candidates we may seek to develop in the future, will ever obtain marketing approval.

Our drug candidates could be delayed or fail to receive marketing approval for many reasons, including the following:

•	the FDA may disagree with our interpretation of data from preclinical studies or clinical trials;
•	the FDA may disagree with the design or implementation of our planned clinical trials;
•

data collected from clinical trials of our drug candidates may not be sufficient to support the submission of an NDA to the FDA or other submissions necessary to obtain marketing approval in the United States;

•	we may be unable to demonstrate to the satisfaction of the FDA that a drug candidate is safe and effective for its proposed indication;
•	the results of clinical trials may not meet the level of statistical significance required by the FDA for approval;

•	we may be unable to demonstrate that our drug candidates’ clinical and other benefits outweigh their safety risks;
•	the FDA may find deficiencies with or fail to approve the manufacturing processes or facilities of third-party manufacturers with which we contract for clinical and commercial supplies; and
•	the approval policies or regulations of the FDA may significantly change in a manner rendering our clinical data insufficient for approval.

This lengthy approval process, as well as the unpredictability of future clinical trial results, may result in our failing to obtain regulatory approval to market any of our drug candidates, which would significantly harm our business, results of operations, financial condition and prospects. The FDA has substantial discretion in the approval process, and in determining when or whether regulatory approval will be obtained for any of our drug candidates. Even if we believe the data collected from clinical trials of our drug candidates are promising, such data may not be sufficient to support approval by the FDA.

In addition, even if we were to obtain approval, regulatory authorities may approve any of our drug candidates for fewer or more limited indications than we request, or they may impose significant limitations in the form of narrow indications, warnings or REMS. In addition, regulatory authorities may not approve the price we intend to charge for our products, may require precautions or contra-indications with respect to conditions of use, may grant approval contingent on the performance of costly post-marketing clinical trials, or may approve a drug candidate with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that drug candidate. Any of the foregoing scenarios could materially harm the commercial prospects for our drug candidates.

We may submit an NDA for our drug candidates under the Accelerated Approval Pathway. If we are unable to obtain approval of our drug candidates through the Accelerated Approval Program in the United States, we may be required to conduct additional nonclinical and clinical studies and trials beyond those that we currently contemplate, which could increase the expense of obtaining, reduce the likelihood of obtaining and/or delay the timing of obtaining, necessary marketing approval. Even if we receive approval from the FDA through the Accelerated Approval Program, if our confirmatory postmarketing trial does not verify clinical benefit, or if we do not comply with rigorous postmarketing requirements, the FDA may seek to withdraw the approval.

We may submit an NDA for one of our drug candidates seeking approval through the Accelerated Approval pathway. For any approval to market a drug product, we must provide the FDA and foreign regulatory agencies with clinical data that adequately demonstrate the safety and efficacy of the product for the indication applied for in the NDA or other respective regulatory filings. As described in the “Government Regulation” section, the Accelerated Approval Program is one of several approaches used by the FDA to make prescription drugs more rapidly available for the treatment of serious or life-threatening diseases. Section 506(c) of the Federal Food, Drug and Cosmetic Act (FFDCA), provides that the FDA may grant accelerated approval to “a product for a serious or life-threatening condition upon a determination that the product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments.” Approval through the Accelerated Approval Program is subject, however, to the requirement that the applicant conduct additional postmarketing clinical trials to verify and describe the drug’s clinical benefit, where there is uncertainty as to the relationship of the surrogate endpoint to the clinical benefit, or of the observed clinical endpoint to ultimate outcome. Typically, clinical benefit is verified when postmarketing clinical trials show that the drug provides a clinically meaningful positive therapeutic effect, that is, an effect on how a patient feels, functions, or survives. If such confirmatory postmarketing trial fails to confirm the drug’s clinical profile or risks and benefits, the FDA may withdraw its approval of the drug.

The FDA has broad discretion with regard to approval through the Accelerated Approval Program, and even if we believe that the Accelerated Approval Program is appropriate for one of our drug candidates, we cannot assure you that the FDA will ultimately agree. Furthermore, even if we do obtain approval through the Accelerated Approval Program, we may not experience a faster development process, review or approval compared to conventional FDA procedures.

Even if FDA reviews an NDA seeking accelerated approval, there can be no assurance that approval will be granted on a timely basis, or at all. FDA may disagree that the design of, or results from, our studies support accelerated approval. Additionally, the FDA could require us to conduct further studies or trials prior to granting approval of any type, including by determining that approval through the Accelerated Approval Program is not appropriate and that our clinical trials may not be used to support approval through the conventional pathway. We might not be able to fulfill the FDA’s requirements in a timely manner, which would cause delays, or approval might not be granted because our submission is deemed incomplete by the FDA. There also can be no assurance that after subsequent FDA feedback we will continue to pursue approval through the Accelerated Approval Program. A failure to obtain approval through the Accelerated Approval Program could result in a longer time period to obtain approval of our drug candidates, could increase the cost of their development, could delay our ability to commercialize our products and could significantly harm our financial position and competitive position in the marketplace.

Even if we receive approval for one of our drug candidates through the Accelerated Approval Program, we will be subject to rigorous postmarketing requirements, including the completion of one or more confirmatory postmarketing trials as the FDA may require, to verify the clinical benefit of the product, and submission to the FDA of all promotional materials prior to their dissemination. The FDA could seek to withdraw the approval for multiple reasons, including if we fail to conduct any required confirmatory postmarketing trial with due diligence, our confirmatory postmarketing trial does not confirm the predicted clinical benefit, other evidence shows that the product is not safe or effective under the conditions of use, or we disseminate promotional materials that are found by the FDA to be false and misleading.

Any delay in obtaining, or inability to obtain, approval through the Accelerated Approval Program would delay or prevent commercialization of our products, and would materially adversely affect our business, financial condition, results of operations, cash flows and prospects.

We, as a company, have limited experience in filing for and obtaining regulatory approval to initiate a clinical trial and we do not have experience in manufacturing or in quality assurance in order to market a new drug in the United States or in any other jurisdiction.

As a company, we have limited experience in filing for or obtaining regulatory approval to initiate clinical trials and we do not have experience in manufacturing or in quality assurance in order to market a new drug and expect to rely on CROs or other third-party consultants or vendors to assist us in this process. Our inexperience may result in failure to or delays in obtaining the required regulatory approvals to initiate clinical trials and to obtain marketing approval for our drug candidates. If we are unable to obtain regulatory and marketing approval for our drug candidates or experience significant delays in our efforts to do so, our business could be substantially harmed.

Failure to obtain marketing approval in foreign jurisdictions would prevent our drug candidates from being marketed abroad and may limit our ability to generate revenue from product sales.

To market and sell our drug candidates in jurisdictions outside the United States, we must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ substantially from that required to obtain FDA approval. The regulatory approval process outside the United States generally includes all of the risks associated with obtaining FDA approval. In addition, in many countries outside the United States, we must secure product reimbursement approvals before regulatory authorities will approve the product for sale in that country. Failure to obtain foreign regulatory approvals on a timely basis or non-compliance with foreign regulatory requirements could result in significant delays, difficulties and costs for us and could delay or prevent the introduction of our drug candidates in certain countries. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the United States does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. We may not be able to file for marketing approvals and may not receive necessary approvals to commercialize our products in any jurisdiction, which would materially impair our ability to generate revenue.

The United Kingdom’s recent exit from the European Union (EU), commonly referred to as “Brexit,” continues to create political and economic uncertainty, particularly in the United Kingdom and the EU. Following the UK’s departure from the EU on January 31, 2020 and the expiry of a transition period on December 31, 2020, the UK is now being treated as a ‘third country’ by the EU and new UK legislation has taken effect. This means that some regulatory activities, such as batch testing and Qualified Person certification conducted in Great Britain is no longer recognized in the EU. However, the UK and EU have concluded a Trade and Cooperation Agreement, which, subject to ratification by the EU, has limited the immediate disruption to the supply of medicines, particularly by enabling tariff and quota-free trade between the UK and the EU (provided that the rules of origin requirements are met), and has streamlined some issues, for example by enabling mutual recognition of good manufacturing practice (GMP) inspections and certificates. The regulatory framework for medicines that existed before the end of the transition period has also effectively been preserved in UK domestic legislation as ‘retained EU law.’ By retaining a snapshot of EU legislation at its core, the UK has prevented substantial divergence to the regulation of medicines (although divergence has appeared in some areas). However, some changes to the UK legislation have been immediately necessary, including the implementation of the Northern Ireland Protocol (NIP), pursuant to which, the EU pharmaceutical acquis continues to apply in Northern Ireland (subject to periodic consent of the Northern Ireland Legislative Assembly), and only products compliant with EU law can be placed in the Northern Ireland market - adding an extra layer of regulatory complexity. A consequence of the withdrawal of the United Kingdom from the EU is that companies now need to comply with a separate UK regulatory legal framework in order to commercialize medicinal products in Great Britain (as EU law continues to apply in Northern Ireland). It is also important to note that obtaining a marketing authorization is not sufficient to gain effective access to the market in the EU and in the UK; companies still need to agree a reimbursement price for the products and in some jurisdictions, such as the UK and Germany, a further positive recommendation from health technology on cost-effectiveness is required for the products to be actually prescribed and reimbursed by the respective national health systems (see below).

If we fail to comply with the regulatory requirements in international markets and thus receive applicable marketing approvals, our target market will be reduced, our ability to realize the full market potential of our drug candidates will be harmed and our business will be adversely affected. We may not obtain foreign regulatory approvals on a timely basis, if at all. Our failure to obtain approval of any of our drug candidates by regulatory authorities in another country may significantly diminish the commercial prospects of that drug candidate and our business prospects could decline.

Even if we, or any collaborators, obtain marketing approvals for our drug candidates, the terms of approvals and ongoing regulation of our products may limit how we, or they, manufacture and market our products, which could materially impair our ability to generate revenue.

Once marketing approval has been granted, an approved product and its manufacturer and marketer are subject to ongoing review and extensive regulation. We, and any collaborators, must therefore comply with requirements concerning advertising and promotion for any of our drug candidates for which we or they obtain marketing approval. Promotional communications with respect to prescription drugs are subject to a variety of legal and regulatory restrictions and must be consistent with the information in the product’s approved labeling. Thus, we, and any collaborators, will not be able to promote any products we develop for indications or uses for which they are not approved.

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

Accordingly, assuming we, or any collaborators, receive marketing approval for one or more of our drug candidates, we, any collaborators, and our respective third-party manufacturers will continue to expend time, money and effort in all areas of regulatory compliance, including manufacturing, production, product surveillance and quality control.

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

Any drug candidate for which we, or any collaborators, obtain marketing approval could be subject to post-marketing restrictions or withdrawal from the market and we, or any collaborators, may be subject to substantial penalties if we, or they, fail to comply with regulatory requirements or if we, or they, experience unanticipated problems with our products when and if any of them are approved.

Any drug candidate for which we, or any collaborators, obtain marketing approval, as well as the manufacturing processes, post-approval clinical data, labeling, advertising and promotional activities for such product, will be subject to continual requirements of and review by the FDA, EMA and other regulatory authorities (such as the MHRA, the UK regulatory authority). These requirements include submissions of safety and other post-marketing information and reports, registration and listing requirements, cGMP requirements relating to manufacturing, quality control, quality assurance and corresponding maintenance of records and documents, requirements regarding the distribution of samples to physicians, track and trace, serialization, postmarket adverse event reporting, and recordkeeping. Even if marketing approval of a drug candidate is granted, the approval may be subject to limitations on the indicated uses for which the product may be marketed or to the conditions of approval, including the requirement to implement a risk evaluation and mitigation strategy (REMS). New cancer drugs frequently are indicated only for patient populations that have not responded to an existing therapy or have relapsed. If any of our drug candidates receive marketing approval, the accompanying label may limit the approved use of our drug in this way, which could limit sales of the product.

Clinical trials of our drug candidates must be conducted in carefully defined subsets of patients who have agreed to enter into clinical trials. Consequently, it is possible that our clinical trials, or those of any future collaborator, may indicate an apparent positive effect of a drug candidate that is greater than the actual positive effect, if any, or alternatively fail to identify undesirable side effects. If one or more of our drug candidates receives marketing approval and we, or others, discover that the drug is less effective than previously believed or causes undesirable side effects that were not previously identified, a number of potentially significant negative consequences could result, including:

•	regulatory authorities may withdraw their approval of the drug or seize the drug;
•	we, or any future collaborators, may be required to recall the drug, change the way the drug is administered or conduct additional clinical trials;
•	additional restrictions may be imposed on the marketing of, or the manufacturing processes for, the particular drug;
•	we may be subject to fines, injunctions or the imposition of civil or criminal penalties;
•	regulatory authorities may require the addition of labeling statements, such as a “black box” warning or a contraindication;
•	we, or any future collaborators, may be required to create a Medication Guide outlining the risks of the previously unidentified side effects for distribution to patients;
•	we, or any future collaborators, could be sued and held liable for harm caused to patients;
•	the drug may become less competitive in the marketplace; and
•	our reputation may suffer.

Any of these events could have a material and adverse effect on our operations and business and could adversely impact our stock price.

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

Non-compliance with EU requirements regarding safety monitoring or pharmacovigilance, and with requirements related to the development of products for the pediatric population (as explained further below), also can result in significant financial penalties, and non-compliance with pediatric requirements may prevent regulatory approvals from being granted. Similarly, failure to comply with the EU and UK’s requirements regarding the protection of personal information can lead to significant penalties and sanctions.

In addition, manufacturers of approved products and those manufacturers’ facilities are required to comply with extensive FDA requirements, including ensuring that quality control and manufacturing procedures conform to cGMPs applicable to drug manufacturers which include requirements relating to quality control and quality assurance, as well as the corresponding maintenance of records and documentation and reporting requirements. We, any contract manufacturers we may engage in the future, our collaborators and their contract manufacturers also will be subject to other regulatory requirements, including submissions of safety and other post-marketing information and reports, registration and listing requirements, requirements regarding the distribution of samples to clinicians, recordkeeping, and costly post-marketing studies or clinical trials and surveillance to monitor the safety or efficacy of the product, such as the requirement to implement a REMS.

If the FDA or comparable foreign regulatory authorities approve generic versions of any of our drug candidates that receive marketing approval, or such authorities do not grant our drug candidates appropriate periods of data or market exclusivity before approving generic versions of our drug candidates, the sales of our drug candidates could be adversely affected.

Once an NDA is approved, the drug covered thereby becomes a “reference-listed drug” in the FDA’s publication, “Approved Drug Products with Therapeutic Equivalence Evaluations.” Manufacturers may seek marketing approval of generic versions of reference-listed drugs through submission of abbreviated new drug applications (ANDAs) in the United States. In support of an ANDA, a generic manufacturer need not conduct clinical trials demonstrating safety and efficacy. Rather, the applicant generally must show that its drug is pharmaceutically equivalent to the reference listed drug, in that it has the same active ingredient(s), dosage form, strength, route of administration and conditions of use or labeling as the reference-listed drug, and that the generic version is bioequivalent to the reference-listed drug, meaning it is absorbed in the body at the same rate and to the same extent. Generic drugs may be significantly less costly to bring to market than the reference-listed drug and companies that produce generic drugs are generally able to offer them at lower prices. Thus, following the introduction of a generic drug, a significant percentage of the sales of any branded product or reference-listed drug is typically lost to the generic drug.

The FDA may not approve an ANDA for a generic drug until any applicable period of non-patent exclusivity for the reference-listed drug has expired. The Federal Food, Drug, and Cosmetic Act (FDCA), provides a period of five years of non-patent exclusivity for a new drug containing a new chemical entity (NCE). During the exclusivity period, the FDA may not accept for review an ANDA or a 505(b)(2) NDA submitted by another company for another version of such product candidate where the applicant does not own or have a legal right of reference to all the data required for approval. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement. The FDCA also provides three years of marketing exclusivity for an NDA, 505(b)(2) NDA or supplement to an approved NDA if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application, for example, for new indications, dosages or strengths of an existing product candidate. This three-year exclusivity covers only the conditions associated with the new clinical investigations and does not prohibit the FDA from approving ANDAs for product candidates containing the original active agent for other conditions of use. Five-year and three-year exclusivity will not delay the submission or approval of a full NDA. However, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to all of the nonclinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and effectiveness. Manufacturers may seek to launch these generic drugs following the expiration of the marketing exclusivity period, even if we still have patent protection for our drug.

In the European Union and the UK, innovative medicinal products are authorized based on a full marketing authorization application (as opposed to an application for marketing authorization that relies on data in the marketing authorization dossier for another, previously approved medicinal product). Applications for marketing authorization for innovative medicinal products must contain the results of pharmaceutical tests, preclinical tests and clinical trials conducted with the medicinal product for which marketing authorization is sought (and where applicable the result of the pediatric studies unless a waiver or a deferral has been obtained – as described further below). In the EU, these applications must be made pursuant to either Directive 2001/83/EC or Regulation 726/2004. Where an applicant for a marketing authorization submits a full dossier containing its own pharmaceutical, pre-clinical tests and clinical trials data, and where the application does not fall within the ‘global marketing authorization’ of an existing medicinal product, the applicant is entitled to eight years of regulatory data protection upon grant of the marketing authorization. During this period, applicants for approval of generics or biosimilars cannot rely on data contained in the marketing authorization dossier submitted for the already authorized, or reference, medicinal product to support their application. After expiry of the eight year period of regulatory data protection, the reference medicinal product benefits from a further two-year period of marketing protection.

During these two years of marketing protection, no generic or biosimilar medicinal product that relies upon the reference medicinal product’s dossier may be placed on the European Union market, but a generic or biosimilar marketing authorization application can be submitted to the competent regulatory authorities in the European Union Member States during this time. The two-year period of marketing protection can further be extended by one year if, during the first eight years of the grant of the first marketing authorization, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies. However, even if a compound is considered to be a new active substance and the innovator is able to gain the period of regulatory data protection and marketing protection, provided that no other IP or regulatory exclusivities applied, another unrelated company could also apply for a marketing authorization and market another competing medicinal product for the same therapeutic indication if such company obtained its own marketing authorization based on a separate marketing authorization application based on a full self-standing scientific data package supporting the application.

In the EU, pursuant to Regulation 1901/2006, marketing authorization applications must include pediatric data based on pediatric investigation plans agreed with the EMA if the MAA concerns (i) a new active substance, or (ii) a new indication, pharmacological form, route of administration (where product is protected by an supplementary protection certificate or a patent qualifying for a supplementary certificate). Applicants may obtain waivers or deferrals to these requirements in certain circumstances (for example a waiver may be obtained if the condition only occurs in adult populations). Where required, pediatric studies must cover all sub-sets of the pediatric population for both existing and new indications, pharmacological forms and route of administrations. Limited further exclusions apply, including in relation to generic or biosimilar applications. Certain rewards may be available for completion of pediatric studies. For example, where MAAs include the results of all studies conducted in compliance with an agreed pediatric investigation plan, the holder of the patent or supplementary protection certificate may be entitled to a six-month extension to the supplementary protection certificate.

Products receiving orphan designation in the European Union may receive 10 years of orphan market exclusivity. Applications must first satisfy the orphan designation criteria and apply for orphan designation before making the application for marketing authorization. The applicant must then successfully maintain the orphan designation at the time of the marketing authorization application in order to qualify for 10 years orphan market exclusivity. During this 10-year period, the competent authorities of the European Union Member States and European Commission may not accept applications or grant marketing authorization for other similar medicinal products for the same orphan therapeutic indication. The protection afforded by orphan market exclusivity in the EU may, in some circumstances, be circumvented by competitor products which are demonstrated not to be ‘similar’ or which are authorized for different therapeutic indications. There may be a risk that products may be prescribed ‘off-label’ for the orphan therapeutic indication by healthcare professions in some EU Member States.

There are also three exceptions to the orphan market exclusivity principle. Marketing authorization may be granted to a similar medicinal product for the same orphan therapeutic indication if:

•

The second applicant can establish in its application that its medicinal product, although similar to the orphan medicinal product already authorized, is safer, more effective or otherwise clinically superior;

•	The holder of the marketing authorization for the original orphan medicinal product consents to a second orphan medicinal product application; or
•	The holder of the marketing authorization for the original orphan medicinal product cannot supply sufficient quantities of orphan medicinal product.

An orphan product can also obtain an additional two years of orphan market exclusivity in the European Union if the marketing authorization application contains the results of all pediatric studies conducted in accordance with and agreed pediatric investigation plan. The 10year market exclusivity may be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria for orphan designation; for example, if the product is sufficiently profitable not to justify maintenance of market exclusivity.

Although the UK has left the EU, its regulatory legal framework provides for similar periods of protection (namely regulatory data protection, marketing protection and market exclusivity).

Competition that our drug candidates may face from generic versions of our drug candidates could materially and adversely impact our future revenue, profitability and cash flows and substantially limit our ability to obtain a return on the investments we have made in those drug candidates. Our future revenues, profitability and cash flows could also be materially and adversely affected and our ability to obtain a return on the investments we have made in those drug candidates may be substantially limited if our drug candidates, if and when approved, are not afforded the appropriate periods of non-patent exclusivity.

Our operations and relationships with actual and potential customers, providers and third-party payors will be subject to applicable anti-kickback, fraud and abuse and other healthcare laws and regulations, which could expose us to penalties including criminal sanctions, civil penalties, exclusions from government programs, contractual damages and reputational harm, and could diminish our future profits and earnings.

Our arrangements with third-party payors, physicians, and other customers will subject us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute any drug candidates for which we obtain marketing approval.

Applicable U.S. federal and state healthcare laws and regulations include the following:

•

the federal Anti-Kickback Statute, a criminal law, which prohibits, among other things, persons and entities from knowingly and willfully offering, paying, soliciting or receiving any remuneration, directly or indirectly, in cash or in kind, to induce or reward purchasing, leasing, ordering, or arranging for, referring, or recommending the purchase, lease or order of any good or service for which payment may be made, in whole or in part, under federal healthcare programs such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. Violations of the federal Anti-Kickback Statute can result in significant civil monetary penalties and criminal fines, as well as imprisonment and exclusion from participation in federal healthcare programs;

•

the federal civil False Claims Act, which may be enforced through civil whistleblower or qui tam actions and imposes significant civil penalties, treble damages and potential exclusion from federal healthcare programs against individuals or entities for, among other things, knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or for making a false record or statement material to an obligation to pay the federal government or for knowingly and improperly avoiding, decreasing or concealing an obligation to pay money to the federal government. Further, a violation of the federal Anti-Kickback Statute can serve as a basis for liability under the federal civil False Claims Act. There is also the federal Criminal False Claims Act, which is similar to the federal Civil False Claims Act and imposes criminal liability on those that make or present a false, fictitious or fraudulent claim to the federal government;

•

the federal Civil Monetary Penalties Law, which authorizes the imposition of substantial civil monetary penalties against an entity that engages in activities including, among others (1) knowingly presenting, or causing to be presented, a claim for services not provided as claimed or that is otherwise false or fraudulent in any way; (2) arranging for or contracting with an individual or entity that is excluded from participation in federal health care programs to provide items or services reimbursable by a federal health care program; (3) violations of the federal Anti-Kickback Statute; or (4) failing to report and return a known overpayment;

•

federal criminal statutes created by HIPAA, which impose criminal liability for, among other things, knowingly and willfully executing or attempting to execute a scheme to defraud any healthcare benefit program, including private insurance plans, or, in any matter involving a healthcare benefit program, for knowingly and willfully making materially false, fictitious or fraudulent statements in connection with the delivery of or payment for health care benefits;

•

HIPAA, as amended by HITECH, and its implementing regulations, which also imposes obligations, including mandatory contractual terms, on certain types of people and entities with respect to safeguarding the privacy, security and transmission of individually identifiable health information;

•

the federal Food, Drug, and Cosmetic Act which among other things, strictly regulates drug marketing, prohibits manufacturers from marketing such products for off-label use and regulates the distribution of samples;

•

the federal and state laws that require pharmaceutical manufacturers to report certain calculated product prices to the government or provide certain discounts or rebates to government authorities or private entities, often as a condition of product coverage and reimbursement under federal healthcare programs

•

the federal Physician Payment Sunshine Act, which requires applicable manufacturers of covered drugs, devices, biologics, and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, among others, to annually track and report payments and other transfers of value provided to U.S.-licensed physicians and teaching hospitals, and for reports submitted on or after January 1, 2022, physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists and certified nurse-midwives as well as certain ownership and investment interests held by physicians and their immediate families;

•

analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, that may apply to our business practices, including sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers;

•	state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and relevant compliance guidance promulgated by the federal government;
•	state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures;
•

other state laws that prohibit various marketing-related activities, such as the provision of certain kinds of gifts or meals; require the reporting of certain pricing information, including information pertaining to and justifying price increases, or prohibit prescription drug price gouging; and certain state and local laws that require the registration of pharmaceutical sales representatives; and

•

state and foreign laws that govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, imprisonment, exclusion of drug candidates from government-funded healthcare programs, such as Medicare and Medicaid, disgorgement, contractual damages, reputational harm, diminished profits and future earnings, and the curtailment or restructuring of our operations. If any physicians or other healthcare providers or entities with whom we expect to do business are found not to be in compliance with applicable laws, they may also be subject to criminal, civil or administrative sanctions, including exclusions from government-funded healthcare programs. Although effective compliance programs can mitigate the risk of investigation and prosecution for violations of these laws, these risks cannot be entirely eliminated. Any action for an alleged or suspected violation can cause us to incur significant legal expenses and divert management’s attention from the operation of the business, even if such action is successfully defended.

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

Current and future legislation may increase the difficulty and cost for us, and any collaborators, to obtain marketing approval of and commercialize our drug candidates and affect the prices we, or they, may obtain.

In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of our drug candidates, restrict or regulate post-approval activities and affect our ability to profitably sell any drug candidates for which we obtain marketing approval. The pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by legislative initiatives. Current laws, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any FDA approved product.

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

To date, there have been several recent U.S. congressional inquiries and proposed and enacted state and federal legislation and regulation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient support programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. For example, included in the Consolidated Appropriations Act, 2021 were several drug price reporting and transparency measures, such as a new requirement for certain Medicare plans to develop tools to display Medicare Part D prescription drug benefit information in real time and for group and health insurance issuers to report information on pharmacy benefit and drug costs to the Secretaries of the Departments of Health and Human Services, Labor and the Treasury. Any future measures will require authorization through additional legislation or regulation to become effective, and it is uncertain whether Congress or the new Biden Administration will seek new legislative and/or administrative measures to control drug costs.

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

Legislative and regulatory proposals have also been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. We cannot be sure whether additional legislative changes will be enacted, or whether the FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of our drug candidates, if any, may be. Increased scrutiny by the U.S. Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent product labeling and post-marketing testing and other requirements.

Governments outside of the United States tend to impose strict price controls, which may adversely affect our revenues from the sales of drugs, if any.

In some countries, particularly the countries of the EU, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a drug. To obtain reimbursement or pricing approval in some countries, we, or our collaborators, may be required to conduct a clinical trial that compares the cost-effectiveness of our drug to other available therapies. Furthermore, in some European countries, the authorities conduct a Health Technology Appraisal (HTA) to assess the cost-effectiveness of the product (in the UK that HTA assessment is conducted by NICE) which may significantly affect effective access to the market. If reimbursement of our drugs is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our business could be materially harmed.

Risks Related to Employees, Managing our Growth and Other Legal Matters

The outbreak of COVID-19 may adversely affect our business and the market price of our common stock.

The recent global pandemic of COVID-19 is impacting worldwide economic activity and poses the risk that we or our employees, contractors, suppliers, and other partners may be prevented from conducting business activities for an indefinite period of time, including due to shutdowns that may be requested or mandated by governmental authorities. Although it is not possible at this time to estimate the impact that COVID-19 could have on our business, the continued spread of COVID-19 and the measures taken by the governments of countries affected could disrupt the supply chain and the manufacture or shipment of both drug substance and finished drug product for our drug candidates for preclinical testing and clinical trials, cause diversion of healthcare resources away from the conduct of preclinical and clinical trial matters to focus on pandemic concerns, limit travel in a manner that interrupts key trial activities, such as trial site initiations and monitoring, delay regulatory filings with regulatory agencies in affected areas or adversely affect our ability to obtain regulatory approvals. Additionally, disruptions at the at FDA, the EMA and other regulators, caused by global health concerns, including the COVID-19 pandemic, including delays in inspections of clinical trial or manufacturing sites required as part of the drug application review process, could result in delays of reviews and approvals of our drug candidates or our proposed clinical trials. For example, in response to the COVID-19 pandemic, on March 10, 2020, the FDA announced its intention to postpone most inspections of foreign manufacturing facilities and products inspections of domestic manufacturing facilities through April 2020. On March 18, 2020, the FDA announced its intention to temporarily postpone routine surveillance inspections of domestic manufacturing facilities and provided guidance regarding the conduct of clinical trials. On July 10, 2020, the FDA announced that it is working toward the goal of restarting on-site inspections it deems to be “mission critical.” On August 19, 2020, the FDA published guidance clarifying how it intends to conduct inspections during the COVID-19 pandemic, including how it plans to determine which inspections are “mission critical.” It is unclear how FDA’s policies and guidance will impact any inspections of our facilities, including our clinical trial sites.  Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic.

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

If we fail to attract and retain management and other key personnel, we may be unable to continue to successfully develop our current and any future drug candidates, commercialize our drug candidates or otherwise implement our business plan.

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

As our development and commercialization plans and strategies develop, and as we continue our transition into operating as a public company, we expect to expand our employee base for managerial, operational, financial and other resources. In addition, we have limited experience in product development. We filed our first IND for NX-2127 in December 2020 and received clearance by the FDA to initiate human clinical trials. We expect our four most advanced drug candidates to enter clinical trials in 2021. As our drug candidates enter and advance through preclinical studies and clinical trials, we will need to expand our development, regulatory and manufacturing capabilities or contract with other organizations to provide these capabilities for us. In the future, we expect to have to manage additional relationships with collaborators or partners, suppliers and other organizations. Our ability to manage our operations and future growth will require us to continue to improve our operational, financial and management controls, reporting systems and procedures. We may not be able to implement improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls. Our inability to successfully manage our growth and expand our operations could have a material and adverse effect on our business, financial condition, results of operations and prospects.

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

The risk of a security breach or disruption, particularly through cyber-attacks or cyber-intrusion, including by computer hackers, foreign governments, and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. We may not be able to anticipate all types of security threats, and we may not be able to implement preventive measures effective against all such security threats. The techniques used by cyber criminals change frequently, may not be recognized until launched, and can originate from a wide variety of sources. In addition, the prevalent use of mobile devices that access confidential information increases the risk of data security breaches, which could lead to the loss of confidential information or other intellectual property. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or those of our third-party vendors and other contractors and consultants, or inappropriate disclosure of confidential or proprietary information, we could incur liability and reputational damage and the further development and commercialization of our drug candidates could be delayed. The costs to us to mitigate network security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities could be material, and although we have implemented security measures to protect our data security and information technology systems, our efforts to address these problems may not be successful, and these problems could result in unexpected interruptions, delays, cessation of service and other harm to our business and our competitive position. If the information technology systems of our third-party vendors and other contractors and consultants become subject to disruptions or security breaches, we may have insufficient recourse against such third parties and we may have to expend significant resources to mitigate the impact of such an event, and to develop and implement protections to prevent future events of this nature from occurring.

We and our third party service providers regularly defend against and respond to data security incidents, and we cannot assure you that our data protection efforts and our investment in information technology will prevent significant breakdowns, data leakages, breaches in our systems, or those of our third-party vendors and other contractors and consultants, or other cyber incidents that could have a material adverse effect upon our reputation, business, operations, or financial condition. If such an event were to occur that causes interruptions in our operations, or those of our third-party vendors and other contractors and consultants, it could result in a material disruption or delay of our product development programs. For example, the loss of clinical trial data from completed, ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Furthermore, significant disruptions of our internal information technology systems or those of our third-party vendors and other contractors and consultants, or security breaches could result in the loss, misappropriation, and/or unauthorized access, use, or disclosure of, or the prevention of access to, confidential information (including trade secrets or other intellectual property, proprietary business information, and personal information), which could result in financial, legal, business, and reputational harm to us. If any such event, including a computer security breach, results in the unauthorized access, use or release of personally identifiable information, our reputation could be materially damaged. In addition, such a breach may require notification to governmental agencies, the media or individuals pursuant to various federal and state privacy and security laws (and other similar non-U.S. laws), subject us to mandatory corrective action, and otherwise subject us to liability under laws and regulations that protect the privacy and security of personal information. For example, data breaches frequently result in regulatory actions and commercial and class litigation based on a variety of laws and legal duties, such as the California Consumer Privacy Act (the CCPA), which provides for a private right of action in the event of certain data security breaches. Such actions could result in significant legal and financial exposure and reputational damages that could have a material adverse effect on our business, results of operations, prospects and financial condition.

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

In the United States, there are numerous federal and state privacy and data security laws and regulations governing the collection, use, disclosure and protection of personal information, including federal and state health information privacy laws, federal and state security breach notification laws, and federal and state consumer protection laws. Each of these laws is subject to varying interpretations and the legislative landscape is constantly evolving. In particular, laws and regulations governing the privacy of health information, such as HIPAA, establish privacy and security standards that limit the use and disclosure of individually identifiable health information, or protected health information, and require the implementation of administrative, physical and technological safeguards to protect the privacy of protected health information and ensure the confidentiality, integrity and availability of electronic protected health information. Determining how protected health information may be used, shared or processed in compliance with applicable privacy standards and our contractual obligations can be complex and may be subject to changing interpretation. Further, if we fail to comply with applicable privacy laws, we could face civil and criminal penalties, or claims for breach of contract. The U.S. Department of Health and Human Services (HHS) has the discretion to impose penalties without attempting to first resolve violations. HHS enforcement activity can result in financial liability and reputational harm, and responses to such enforcement activity can consume significant internal resources. In addition, state attorneys general are authorized to bring civil actions seeking either injunctions or damages in response to violations that threaten the privacy of state residents. We cannot be sure how these regulations will be interpreted, enforced or applied to our operations. In addition to the risks associated with enforcement activities and potential contractual liabilities, our ongoing efforts to comply with evolving laws and regulations at the federal and state level may be costly and require ongoing modifications to our policies, procedures and systems.

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

Additionally, the CCPA has prompted a number of proposals for new federal and state-level privacy legislation, such as in Nevada, New Hampshire, Illinois and Nebraska. One of these, the Virginia Consumer Data Protection Act, is very similar to the CCPA and was recently passed. It will go into effect on January 1, 2023. Such new privacy laws add additional complexity, requirements, restrictions and potential legal risk, require additional investment in resources for compliance programs, and could impact business strategies and the availability of previously useful data. The interplay of federal and state laws (e.g., in addition to California, Massachusetts and Nevada have adopted laws requiring the implementation of certain security measures to protect personal information, and all 50 states and the District of Columbia, Puerto Rico, the U.S. Virgin Islands and Guam have adopted breach notification laws) may be subject to varying interpretations by courts and government agencies, creating complex compliance issues for us and our customers and potentially exposing us to additional expense, adverse publicity and liability. Further, as regulatory focus on privacy, security and data use issues in the U.S. continues to increase and laws and regulations concerning the protection of personal information expand and become more complex, these potential risks to products and services could intensify.

In addition, in May 2018, the EU General Data Protection Regulation (the EU GDPR) took effect in the European Economic Area (EEA). The EU GDPR governs the collection, use, disclosure, transfer or other processing of personal data, replacing data protection laws issued by each EU member state based on the Directive 95/46/EC (the Directive). The EU GDPR imposes additional compliance burdens, including by mandating burdensome documentation requirements and granting certain privacy rights to individuals to control how companies collect, use, disclose, retain and otherwise process information about them as well as changes to informed consent practices, the obligation to appoint data protection officers in certain circumstances, the obligation to notify relevant data supervisory authorities of personal data breaches without undue delay (and no later than 72 hours) after becoming aware of the personal data breach, and the requirement for more detailed notices for clinical trial subjects and investigators. In addition, the EU GDPR increases the scrutiny of transfers of personal data from clinical trial sites located in the EEA to the United States and other jurisdictions that the European Commission does not recognize as having “adequate” data protection laws. In particular, on July 16, 2020, the Court of Justice of the EU (the Court of Justice) invalidated the European Union-United States (EU-U.S.) Privacy Shield on the grounds that the EU-U.S. Privacy Shield failed to offer adequate protections to EU personal information transferred to the United States. While the Court of Justice upheld the use of other data transfer mechanisms, such as the Standard Contractual Clauses, the decision has led to some uncertainty regarding the use of such mechanisms for data transfers to the United States, and the Court of Justice made clear that reliance on Standard Contractual Clauses alone may not necessarily be sufficient in all circumstances. The use of Standard Contractual Clauses for the transfer of personal information specifically to the United States also remains under review by a number of European data protection supervisory authorities. For example, German and Irish supervisory authorities have indicated that the Standard Contractual Clauses alone provide inadequate protection for EU-U.S. data transfers. Use of the data transfer mechanisms must now be assessed on a case-by-case basis taking into account the legal regime applicable in the destination country, in particular applicable surveillance laws and rights of individuals. The European Data Protection Board issued additional guidance regarding the Court of Justice’s decision on November 11, 2020 which imposes higher burdens on the use of data transfer mechanisms, such as the Standard Contractual Clauses, for cross-border data transfers. To comply with this guidance, we may need to implement additional safeguards to further enhance the security of data transferred out of the EEA, which could increase our compliance costs, expose us to further regulatory scrutiny and liability, and adversely affect our business. Further, the European Commission published new versions of the Standard Contractual Clauses for comment. While the comment period ended in December 2020, the European Commission is expected to finalize and implement the new Standard Contractual Clauses in early 2021. Additionally, other countries (e.g., Australia and Japan) have adopted certain legal requirements for cross-border transfers of personal information. These obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other requirements or our practices. The GDPR imposes substantial fines for breaches and violations (up to the greater of €20 million or 4% of our global turnover). The GDPR allows data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies and obtain compensation for damages resulting from violations of the GDPR.

Further, following the end of the Brexit Transition Period (on 31 December 2020) the EU GDPR has been implemented in the United Kingdom (as the UK GDPR). The UK GDPR site alongside the UK Data Protection Act 2018 which implements certain derogations in the EU GDPR into UK law. Under the UK GDPR, companies not established in the UK but who process personal information in relation to the offering of goods or services to individuals in the UK, or to monitor their behavior will be subject to the UK GDPR – the requirements of which are (at this time) largely aligned with those under the EU GDPR and as such, may lead to similar compliance and operational costs with potential fines of up to £17 million or 4% of global turnover. Further, whilst transfers of personal information from the UK to the EU are unrestricted and do not require additional safeguards, as regards transfers of personal information from the EEA to the UK, under the terms of the Trade and Cooperation Agreement agreed between the EU and the UK on December 24, 2020, such data flows only remain unrestricted until the end of June 2021, provided the UK makes no substantive changes to its data protection laws. During this “bridging period”, the European Commission will assess the adequacy of the UK from a data protection law perspective. If the European Commission were to grant the UK an “adequacy decision”, transfers of personal information from the EEA to the UK would continue unrestricted and would not require any additional safeguards. However, to the extent the European Commission does not grant the UK an adequacy decision as at the end of the bridging period, data transfer mechanisms such as, the Standard Contractual Clauses will be required for transfer of personal information from the EEA to the UK. If we are required to implement additional measures to transfer data from the EEA, this could increase our compliance costs, and could adversely affect our business, financial condition and results of operations.

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

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. For example, the global financial crisis of 2007-2008 caused extreme volatility and disruptions in the capital and credit markets. Similarly, the recent volatility associated with the COVID-19 outbreak has caused significant instability and disruptions in the capital and credit markets. A severe or prolonged economic downturn, such as the global financial crisis, could result in a variety of risks to our business, including a decrease in the demand for our drug candidates and in our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy also could strain our suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our services. We cannot anticipate all of the ways in which the foregoing, and the current economic climate and financial market conditions generally, could adversely impact our business. Furthermore, our stock price may decline due in part to the volatility of the stock market and any general economic downturn.

Our current operations are in the San Francisco Bay Area, and we or the third parties upon whom we depend may be adversely affected by earthquakes or other natural disasters as to which our business continuity and disaster recovery plans may not be adequate to protect us.

Our current operations are located in our facilities in San Francisco, California. Any unplanned event, such as earthquake, flood, fire, explosion, extreme weather condition, medical epidemic, power shortage, telecommunication failure or other natural or man-made accident or incident that result in our being unable to fully utilize our facilities, or the manufacturing facilities of our third-party contract manufacturers, may have a material and adverse effect on our ability to operate our business, particularly on a daily basis, and have significant negative consequences on our financial and operating conditions. Loss of access to these facilities may result in increased costs, delays in the development of our drug candidates or interruption of our business operations, and have a material adverse effect on our business, financial condition, results of operations and prospects. If a natural disaster, power outage or other event occurred that prevented us from using all or a significant portion of our headquarters, that damaged critical infrastructure such as our research facilities or the manufacturing facilities of our third-party contract manufacturers, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible, for us to continue our business for a substantial period of time. The disaster recovery and business continuity plans we have in place may prove inadequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which could have a material adverse effect on our business. As part of our risk management policy, we maintain insurance coverage at levels that we believe are appropriate for our business. However, in the event of an accident or incident at these facilities, we cannot assure you that the amounts of insurance will be sufficient to satisfy any damages and losses. If our facilities, or the manufacturing facilities of our third-party contract manufacturers, are unable to operate because of an accident or incident or for any other reason, even for a short period of time, any or all of our research and development programs may be harmed. Any business interruption could have a material and adverse effect on our business, financial condition, results of operations and prospects.

Risks Related to Our Common Stock

Our quarterly operating results may fluctuate significantly or may fall below the expectations of investors or securities analysts, each of which may cause our stock price to fluctuate or decline.

We expect our operating results to be subject to quarterly fluctuations. Our net loss and other operating results will be affected by numerous factors, including:

•	variations in the level of expense related to the ongoing development of our drug candidates, DELigase platform, DeTIL or future development programs;
•	results of preclinical and clinical trials, or the addition or termination of clinical trials or funding support by us or by existing or future collaborators or licensing partners;
•

our execution of any additional collaboration, licensing or similar arrangements, and the timing of payments we may make or receive under existing or future arrangements or the termination or modification of any such existing or future arrangements;

•	any intellectual property infringement lawsuit or opposition, interference or cancellation proceeding in which we may become involved;
•	additions and departures of key personnel;
•	strategic decisions by us or our competitors, such as acquisitions, divestitures, spin-offs, joint ventures, strategic investments or changes in business strategy;
•	if any of our drug candidates receives regulatory approval, the terms of such approval and market acceptance and demand for such drug candidates;
•	regulatory developments affecting our drug candidates or those of our competitors; and
•	changes in general market and economic conditions.

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

The trading price of our common stock may be highly volatile and subject to wide fluctuations in response to various factors, some of which we cannot control. As a result of this volatility, investors may not be able to sell their common stock at or above the purchase price. The market price for our common stock may be influenced by many factors, including the other risks described in this section and the following:

•	results of preclinical studies and clinical trials of our drug candidates, or those of our competitors or our existing or future collaborators;
•	regulatory or legal developments in the United States and other countries, especially changes in laws or regulations applicable to our drug candidates;
•	the success of competitive products or technologies;
•	introductions and announcements of new products by us, our collaboration partners, or our competitors, and the timing of these introductions or announcements;
•	actions taken by regulatory agencies with respect to our drug candidates, clinical studies, manufacturing process or sales and marketing terms;
•	actual or anticipated variations in our financial results or in those of companies that are perceived to be similar to us;
•	the success of our efforts to acquire or in-license additional technologies, products or drug candidates;
•	developments concerning our current or future collaborations, including but not limited to those with our sources of manufacturing supply and our commercialization partners;
•	market conditions in the pharmaceutical and biotechnology sectors;

•	announcements by us or our competitors of significant acquisitions, strategic collaborations, joint ventures or capital commitments;
•	developments or disputes concerning patents or other proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our drug candidates and products;
•	our ability or inability to raise additional capital and the terms on which we raise it;
•	the recruitment or departure of key personnel;
•	changes in the structure of healthcare payment systems;
•	actual or anticipated changes in earnings estimates or changes in stock market analyst recommendations regarding our common stock, other comparable companies or our industry generally;
•	our failure or the failure of our competitors to meet analysts’ projections or guidance that we or our competitors may provide to the market;
•	fluctuations in the valuation of companies perceived by investors to be comparable to us;
•	announcement and expectation of additional financing efforts;
•	speculation in the press or investment community;
•	trading volume of our common stock;
•	sales of our common stock by us or our stockholders;
•	the concentrated ownership of our common stock;
•	changes in accounting principles;
•	terrorist acts, acts of war or periods of widespread civil unrest;
•	effects of public health crises, pandemics and epidemics, such as COVID-19;
•	natural disasters and other calamities; and
•	general economic, industry and market conditions.

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

Based on the beneficial ownership of our common stock as of February 28, 2021, our executive officers, directors and affiliates beneficially owned a substantial percentage of our outstanding voting stock. As a result, these stockholders, if acting together, could have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, amendment of our organizational documents, any merger, consolidation or sale of all or substantially all of our assets and any other significant corporate transaction. The interests of these stockholders may not be the same as or may even conflict with your interests. For example, these stockholders could delay or prevent a change of control of our company, even if such a change of control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the prevailing market price of our common stock. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

A sale of a substantial number of shares of our common stock may cause the price of our common stock to decline.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. If our stockholders sell, or the market perceives that our stockholders intend to sell, substantial amounts of our common stock in the public market, the market price of our common stock could decline significantly. In connection with our follow-on offering in March 2021, each of our officers, directors and their affiliates entered into lock-up agreements with the underwriters that restrict their ability to sell or transfer their shares, subject to certain exceptions. These lock-up agreements will expire on May 3, 2021, at which point the shares subject to the lock-up agreements will become eligible for sale in the public market.

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

We may choose to raise additional capital in the future, depending on market conditions, strategic considerations and operational requirements. For example, in March 2021, we sold an additional 5,175,000 shares of our common stock in a follow-on public offering. To the extent additional capital is raised through the sale and issuance of shares or other securities convertible into shares, the ownership interest of our stockholders will be diluted. Future issuances of our common stock or other equity securities, or the perception that such sales may occur, could adversely affect the trading price of our common stock and impair our ability to raise capital through future offerings of shares or equity securities. No prediction can be made as to the effect, if any, that future sales of common stock or the availability of common stock for future sales will have on the trading price of our common stock.

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

In the course of preparing our financial statements for fiscal years 2018 and 2019, we identified a material weakness in our internal control over financial reporting. Specifically, we did not design and maintain formally documented controls and accounting policies and procedures, including information technology general controls, segregation of duties over the review and approval of account reconciliations and manual journal entries, and the period-end financial reporting process. The existing material weakness resulted in a revision to the basic and diluted weighted-average number of shares outstanding and basic and diluted net loss per share calculations for the three- and nine-month periods ended August 31, 2020. The material weakness has not been remediated as of February 28, 2021 and could result in a misstatement of substantially all of our account balances or disclosures that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. To address our material weakness, we have implemented new financial systems and controls. We intend to continue to take steps to remediate the material weakness through formalizing documentation of policies and procedures and further evolving our accounting processes.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Use of Proceeds

On July 23, 2020, our registration statement on Form S-1, as amended (File No. 333-239651), was declared effective by the SEC in connection with the IPO of our common stock.

There has been no material change in the planned use of proceeds from our IPO as described in the prospectus filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act on July 24, 2020.

Unregistered Sales of Equity Securities

None.

Purchases of Equity Securities by Issuers and Affiliated Purchasers

The table below provides information with respect to recent repurchases of unvested shares of our common stock:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Program
December 1 – December 31, 2020	—	—	—	—
January 1 – January 31, 2021	971	$1.20	—	—
February 1 – February 28, 2021	—	—	—	—

(1)  All of the shares repurchased, as reflected in the table above, were repurchases of unvested shares of our common stock that had been issued upon early exercise of stock options. Upon termination of employment of a person holding unvested shares, we are entitled to repurchase the unvested shares.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

10.1	First Amendment to Collaboration and License Agreement, dated January 6, 2021, by and between the Registrant and Genzyme Corporation	10-K	001-39398	10.11	February 16, 2021

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1*	Certification of Principal Executive Officer and Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*

The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Quarterly Report on Form 10-Q and are not deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall they be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NURIX THERAPEUTICS, INC.

Date: April 13, 2021	By:	/s/ Arthur T. Sands
Arthur T. Sands, M.D., Ph.D.
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: April 13, 2021	By:	/s/ Hans van Houte
Hans van Houte
Chief Financial Officer (Principal Financial and Accounting Officer)