Form 10-Q
period 2021-05-31
Nurix Therapeutics, Inc.
filed 2021-07-13
CIK 1549595

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2021

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

As of July 9, 2021, the Registrant had 44,426,856 shares of common stock, $0.001 par value per share, outstanding.

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

•	the timing of, and our ability to obtain, marketing approvals for our lead drug candidates NX-2127, NX-1607, NX-5948, DeTIL-0255 and other drug candidates;
•	our plans to pursue research and development of other drug candidates;
•	the potential advantages of our DELigase platform and our drug candidates;
•	the extent to which our scientific approach and DELigase platform may potentially address a broad range of diseases;
•	the potential benefits of our arrangements with Sanofi S.A. and Gilead Sciences, Inc.;
•	the timing of and our ability to obtain and maintain regulatory approvals for our drug candidates;
•	the potential receipt of revenue from future sales of our drug candidates;
•	the rate and degree of market acceptance and clinical utility of our drug candidates;
•	our estimates regarding the potential market opportunity for our drug candidates;
•	our sales, marketing and distribution capabilities and strategy;
•	our ability to establish and maintain arrangements for the manufacturing of our drug candidates;
•	the impact of the ongoing coronavirus (COVID-19) pandemic on our business, clinical trials, financial condition, liquidity and results of operations;
•	the potential achievement of milestones and receipt of royalty payments under our collaborations;
•	our ability to enter into additional collaborations with third parties;
•	our intellectual property position;
•	our estimates regarding expenses, future revenues, capital requirements and needs for additional financing;
•	the impact of government laws and regulations; and
•	our competitive position.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

NURIX THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	May 31,	November 30,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$188,207	$119,356
Short-term investments	197,814	161,792
Accounts receivable	2,537	—
Contract assets	—	7,500
Income tax receivable	3,142	3,846
Prepaid expenses and other current assets	4,581	5,940
Total current assets	396,281	298,434
Long-term investments	110,440	90,890
Property and equipment, net	8,345	6,672
Restricted cash	170	170
Other assets	2,745	177
Total assets	$517,981	$396,343
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$5,405	$3,412
Accrued and other current liabilities	7,678	8,328
Deferred revenue, current	33,761	32,799
Total current liabilities	46,844	44,539
Deferred revenue, net of current portion	72,122	60,685
Other long-term liabilities	837	850
Total liabilities	119,803	106,074
Commitments and contingencies (Note 6)
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value— 10,000,000 shares authorized as of May 31, 2021 and November 30, 2020; 0 shares issued and outstanding as of May 31, 2021 and November 30, 2020	—	—
Common stock, $0.001 par value— 500,000,000 shares authorized as of May 31, 2021 and November 30, 2020; 44,403,547 and 38,864,872 shares issued and outstanding as of May 31, 2021 and November 30, 2020, respectively	44	39
Additional paid-in-capital	552,459	393,841
Accumulated other comprehensive income	30	87
Accumulated deficit	(154,355)	(103,698)
Total stockholders’ equity	398,178	290,269
Total liabilities and stockholders’ equity	$517,981	$396,343

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NURIX THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended May 31,		Six Months Ended May 31,
	2021	2020	2021	2020
Collaboration revenue	$7,091	$4,182	$12,102	$7,046
Operating expenses:
Research and development	25,994	14,142	48,997	27,109
General and administrative	7,511	3,270	14,041	5,720
Total operating expenses	33,505	17,412	63,038	32,829
Loss from operations	(26,414)	(13,230)	(50,936)	(25,783)
Interest and other income, net	171	223	489	396
Loss before income taxes	(26,243)	(13,007)	(50,447)	(25,387)
Provision (benefit) for income taxes	139	(20,587)	210	(20,576)
Net income (loss)	$(26,382)	$7,580	$(50,657)	$(4,811)
Net income (loss) per share attributable to common stockholders, basic	$(0.60)	$—	$(1.23)	$(1.32)
Weighted-average number of shares outstanding, basic	43,804,066	3,731,838	41,318,281	3,636,140
Net income (loss) per share attributable to common stockholders, diluted	$(0.60)	$—	$(1.23)	$(1.32)
Weighted-average number of shares outstanding, diluted	43,804,066	4,909,829	41,318,281	3,636,140

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NURIX THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three Months Ended May 31,		Six Months Ended May 31,
	2021	2020	2021	2020
Net income (loss)	$(26,382)	$7,580	$(50,657)	$(4,811)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale investments	(19)	82	(57)	141
Total comprehensive income (loss)	$(26,401)	$7,662	$(50,714)	$(4,670)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NURIX THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share amounts)

(unaudited)

	Redeemable convertible preferred stock		Common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders’ equity
	Shares	Amount	Shares	Amount	capital	income (loss)	deficit	(deficit)
Balance as of November 30, 2019	12,813,887	$48,195	3,595,334	$4	$2,740	$(2)	$(60,456)	$(57,714)
Exercise of stock options	—	—	72,570	—	37	—	—	37
Repurchase of unvested early exercised stock options	—	—	(867)	—	—	—	—	—
Vesting of early-exercised stock options	—	—	—	—	31	—	—	31
Stock-based compensation	—	—	—	—	176	—	—	176
Unrealized gain (loss) on available-for-sale investments	—	—	—	—	—	59	—	59
Net income (loss)	—	—	—	—	—	—	(12,391)	(12,391)
Balance as of February 29, 2020	12,813,887	48,195	3,667,037	4	2,984	57	(72,847)	(69,802)
Issuance of Series D redeemable convertible preferred stock at $12.75 per share, net of issuance costs of $336	9,431,364	119,914	—	—	—	—	—	—
Exercise of stock options	—	—	125,708	—	118	—	—	118
Vesting of early-exercised stock options	—	—	—	—	22	—	—	22
Stock-based compensation	—	—	—	—	474	—	—	474
Unrealized gain (loss) on available-for-sale investments	—	—	—	—	—	82	—	82
Net income (loss)	—	—	—	—	—	—	7,580	7,580
Balance as of May 31, 2020	22,245,251	$168,109	3,792,745	$4	$3,598	$139	$(65,267)	$(61,526)

	Redeemable convertible preferred stock		Common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders’ equity
	Shares	Amount	Shares	Amount	capital	income (loss)	deficit	(deficit)
Balance as of November 30, 2020	—	$—	38,864,872	$39	$393,841	$87	$(103,698)	$290,269
Exercise of stock options	—	—	190,825	—	394	—	—	394
Repurchase of unvested early exercised stock options	—	—	(971)	—	—	—	—	—
Vesting of early-exercised stock options	—	—	—	—	40	—	—	40
Issuance under Employee Stock Purchase Plan	—	—	64,589	—	1,043	—	—	1,043
Stock-based compensation	—	—	—	—	2,700	—	—	2,700
Unrealized gain (loss) on available-for-sale investments	—	—	—	—	—	(38)	—	(38)
Net income (loss)	—	—	—	—	—	—	(24,275)	(24,275)
Balance as of February 28, 2021	—	—	39,119,315	39	398,018	49	(127,973)	270,133
Issuance of common stock in connection with equity offering, net of offering costs of $643	—	—	5,175,000	5	150,152	—	—	150,157
Exercise of stock options	—	—	109,232	—	241	—	—	241
Vesting of early-exercised stock options	—	—	—	—	104	—	—	104
Stock-based compensation	—	—	—	—	3,944	—	—	3,944
Unrealized gain (loss) on available-for-sale investments	—	—	—	—	—	(19)	—	(19)
Net income (loss)	—	—	—	—	—	—	(26,382)	(26,382)
Balance as of May 31, 2021	—	$—	44,403,547	$44	$552,459	$30	$(154,355)	$398,178

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NURIX THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended May 31,
	2021	2020
Cash flows from operating activities
Net loss	$(50,657)	$(4,811)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	1,288	986
Stock-based compensation	6,644	650
Net amortization (accretion) of premium (discount) on investments	566	50
Changes in operating assets and liabilities:
Contract assets	7,500	—
Accounts receivable	(2,537)	—
Income tax receivable	704	(19,590)
Prepaid expenses and other assets	(837)	(2,056)
Accounts payable	2,119	1,745
Deferred revenue	12,399	51,454
Accrued and other liabilities	(671)	(1,885)
Net cash (used in) provided by operating activities	(23,482)	26,543
Cash flows from investing activities
Purchases of investments	(183,238)	(29,640)
Sales of investments	6,994	—
Maturities of investments	119,681	9,857
Purchases of property and equipment	(2,934)	(1,977)
Net cash used in investing activities	(59,497)	(21,760)
Cash flows from financing activities
Proceeds from issuance of redeemable convertible preferred stock, net of offering costs	—	119,914
Proceeds from issuance of common stock, net of offering costs	150,157	—
Proceeds from exercise of stock options	631	177
Repurchase of unvested early exercised stock options	(1)	(1)
Proceeds from issuance under Employee Stock Purchase Plan	1,043	—
Payments of deferred offering costs	—	(360)
Net cash provided by financing activities	151,830	119,730
Net increase in cash, cash equivalents and restricted cash	68,851	124,513
Cash, cash equivalents and restricted cash at beginning of period	119,526	34,986
Cash, cash equivalents and restricted cash at end of period	$188,377	$159,499

Supplemental disclosures of non-cash investing and financing activities:
Additions to property and equipment included in accounts payable and accrued liabilities	$607	$927
Vesting of early exercised stock options	$144	$53
Deferred offering costs included in accounts payable and accrued liabilities	$—	$916

	As of May 31,
	2021	2020
Reconciliation of cash, cash equivalents, and restricted cash as shown in the statements of cash flows:
Cash and cash equivalents	$188,207	$159,329
Restricted cash	170	170
Total cash, cash equivalents and restricted cash	$188,377	$159,499

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

The Company wholly owns a subsidiary, DeCART Therapeutics Inc. (DeCART), which was incorporated in the state of Delaware on June 22, 2020 and which holds a license to three of the Company’s compounds, including NX-0255, for drug-enhanced isolation of T cells exclusively with respect to three CAR-T therapy targets.

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

Liquidity

The Company’s operations have historically been financed through the issuance of common and redeemable convertible preferred stock and proceeds received under the Company’s collaboration and license agreements. Since inception, the Company has generally incurred significant losses and negative net cash flows from operations. During the six months ended May 31, 2021, the Company incurred a net loss of $50.7 million and had negative net cash flows from operating activities of $23.5 million. The Company had an accumulated deficit of $154.4 million as of May 31, 2021 and will require substantial additional capital for research and development activities. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales of its drug candidates currently in development. As of May 31, 2021, the Company had cash, cash equivalents and investments of $496.5 million.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The Company’s condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) and applicable rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting. The Company’s condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for the fair statement of the Company’s financial position as of and for the three and six months ended May 31, 2021. The condensed consolidated balance sheet as of November 30, 2020 was derived from the audited annual financial statements as of that date. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted from these interim financial statements. These interim financial statements and related disclosures have been prepared with the presumption that users of the interim financial statements have read or have access to the audited annual financial statements for the preceding fiscal year. Accordingly, these financial statements should be read in conjunction with the audited annual financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended November 30, 2020, as filed with the SEC. These interim results are not necessarily indicative of results to be expected for the full fiscal year or any future interim period.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Nurix Therapeutics, Inc. and its wholly owned subsidiaries, including DeCART. All intercompany balances and transactions have been eliminated in consolidation.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates, including those related to the useful lives of long-lived assets, the measurement of stock-based compensation, accruals for research and development activities, income taxes and revenue recognition. The Company bases its estimates on historical experience and on other relevant assumptions that are reasonable under the circumstances. Actual results could differ materially from those estimates.

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

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The extent to which the COVID-19 pandemic may directly or indirectly impact the Company’s financial statements is highly uncertain and subject to change. Management considered the potential impact of the COVID-19 pandemic on its estimates and assumptions and there was not a material impact to the Company’s condensed consolidated financial statements as of and for the three and six months ended May 31, 2021; however, actual results could differ from those estimates and there may be changes to management’s estimates in future periods.

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

Recent Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (ASU 2016-02), which for operating leases requires the lessee to recognize a right-of-use asset and a lease liability, initially measured at the present value of lease payments, in its balance sheet. A modified retrospective transition approach is required for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, including a number of optional practical expedients that entities may elect to apply. ASU 2016-02 is effective for annual periods beginning after December 15, 2021 and interim periods within annual periods beginning after December 15, 2022. Early adoption is permitted. The Company is in the process of evaluating the impact of this new guidance on its financial statements and expects to recognize a right-of-use asset and a lease liability on the Company’s consolidated balance sheet, which will increase the Company’s assets and liabilities.

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

Upon signing the Gilead Agreement, Gilead paid the Company an upfront payment of $45.0 million plus $3.0 million in additional fees. Subsequently, the Company received payments of $13.5 million for research milestones and additional payments, including $2.5 million in the second quarter of 2021. As of May 31, 2021, the Company is eligible to receive up to approximately $2.3 billion in total additional payments, including up to $688.5 million upon the achievement of specified development milestones, up to $1.5 billion upon the achievement of specified sales milestones, subject to reduction for any product for which the Company exercises its option to co-develop and co-promote, and up to $138.8 million in certain additional fees related to target licensing, reservation and selection and research term extensions. In addition, the Company is eligible to receive tiered royalties from mid-single digit to low tens percentages on annual net sales from any commercial products directed to the optioned collaboration targets, subject to certain reductions and excluding sales in the United States of any products for which the Company exercises its option to co-develop and co-promote, for which the Company and Gilead share profits and losses evenly.

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

In order to determine the transaction price, the Company evaluated all the payments to be received during the duration of the contract. Certain milestones and additional fees were considered variable consideration, which were not included in the transaction price based on the most likely amount method as of May 31, 2021. The Company will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur. The Company determined that the transaction price at the inception of the Gilead Agreement consists of the upfront payment of $45.0 million and $3.0 million in additional fees. Subsequently, upon the achievement of research milestones and target reservations, $13.5 million in variable consideration was added to the transaction price, and a cumulative effect was recorded as revenue in the period the transaction price increased. The transaction price is recognized as collaboration revenue using the cost-based input method over the estimated contract term of five years. The contract term was determined to be the five-year initial research term which represents the estimated timing of completion of the identified deliverables. Additionally, the Company considered the impact of Gilead terminating the agreement prior to the completion of the research services during the initial five-year research term and determined that there were significant economic costs to Gilead for doing so, and as such, did not adjust the contract term.

Using the cost-based input method, which the Company determined most faithfully depicts the transfer of its performance obligation to Gilead, the Company recognizes revenue based on actual costs incurred as a percentage of total estimated costs as the Company completes its performance obligation. The cumulative effect of revisions to estimated costs to complete the Company’s performance obligation will be recorded in the period in which changes are identified and amounts can be reasonably estimated. These actual costs consist primarily of internal employee and third party contract costs related to the Gilead Agreement.

For the three and six months ended May 31, 2021, the Company recognized collaboration revenue related to the Gilead Agreement of $3.7 million and $6.5 million, respectively, of which $2.9 million and $5.6 million, respectively, were included in deferred revenue as of November 30, 2020, and $0.6 million and $0.6 million, respectively, were related to activities satisfied in previous periods. For the three and six months ended May 31, 2020, the Company recognized revenue related to the Gilead Agreement of $2.4 million and $4.8 million, respectively. As of May 31, 2021, $40.2 million was recorded as deferred revenue, of which $14.7 million was current, on the condensed consolidated balance sheet related to the Gilead Agreement.

Sanofi

In December 2019, the Company entered into a strategic collaboration with Genzyme Corporation, a subsidiary of Sanofi, which became effective in January 2020 (as subsequently expanded and amended, the Sanofi Agreement), to discover, develop and commercialize a pipeline of targeted protein degradation drugs for patients with challenging diseases in multiple therapeutic areas using the Company’s DELigase platform to identify small molecules designed to induce degradation of three specified initial drug targets. In January 2021, as part of the existing collaboration agreement, Sanofi paid the Company $22.0 million to exercise its option to expand the number of targets in the collaboration agreement from three to a total of five targets. The Company and Sanofi also entered into a first amendment to the collaboration agreement in January 2021 to modify the research term on all targets (the First Sanofi Amendment). Over time and subject to certain limitations, Sanofi may elect to replace the drug targets with other reserved targets.

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

Upon signing the Sanofi Agreement, Sanofi paid the Company an upfront payment of $55.0 million. Subsequently in January 2021, Sanofi paid the Company an additional $22.0 million to exercise its option to expand the number of targets beyond the initial targets included in the collaboration. The Company is eligible to receive additional payments if Sanofi exercises an option to extend the license term with respect to a particular target. As of May 31, 2021, the Company is eligible to receive up to approximately $2.5 billion in total payments, including payments of up to $500.0 million upon the achievement of specified development milestones, up to $625.0 million upon the achievement of specified regulatory milestones and up to $1.3 billion upon the achievement of certain sales milestones, as well as up to $163.1 million in certain additional fees related to target licensing and reservation. In addition, the Company is eligible to receive tiered royalties ranging from mid-single digit to low teen percentages on annual net sales of any commercial products that may result from the collaboration, subject to certain reductions and excluding sales in the United States of any products for which the Company exercises its option to co-develop and co-promote, for which the parties share profits and losses evenly.

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

In order to determine the transaction price, the Company evaluated all the payments to be received during the duration of the contract. Milestone and additional fees were considered variable consideration, which were not included in the transaction price based on the most likely amount method as of May 31, 2021. The Company will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur. At the inception of the Sanofi Agreement, the Company determined that the transaction price consists of the upfront payment of $55.0 million. To account for the material right related to the two additional targets, instead of determining the standalone selling price for the option directly, the Company applied the practical alternative to allocating the transaction price by determining the consideration that it expects to receive in exchange for the research activities that it expects to provide on the two additional targets for a total of five targets. The practical alternative can be applied as the research activities for the two additional targets are similar to the research activities for the initial three targets. Consequently, for the purpose of applying the practical alternative to estimating the standalone selling price of the material right, an expected consideration of $77.0 million was used for revenue recognition allocation, which represents the $55.0 million paid upfront for the three initial drug targets, and the $22.0 million for the additional consideration related to two additional targets which was included as part of applying the practical alternative, which was subsequently exercised by Sanofi. Revenue is recognized over the research term of 4.25 years, the revised research period which was agreed to in January 2021, using the cost-based input method, which the Company determined most faithfully depicts the transfer of its performance obligations to Sanofi, based on actual costs incurred as a percentage of total estimated costs as the Company completes its performance obligations. The cumulative effect of revisions to estimated costs to complete the Company’s performance obligations will be recorded in the period in which changes are identified and amounts can be reasonably estimated. These actual costs consist primarily of internal employee and third party contract costs related to the Sanofi Agreement.

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

For the three and six months ended May 31, 2021, the Company recognized collaboration revenue related to the Sanofi Agreement of $3.3 million and $5.6 million, respectively, all of which was included in deferred revenue as of November 30, 2020. For the three and six months ended May 31, 2020, the Company recognized revenue related to the Sanofi Agreement of $1.8 million and $2.2 million, respectively. As of May 31, 2021, $65.7 million was recorded as deferred revenue, of which $19.0 million was current, on the condensed consolidated balance sheet related to the Sanofi Agreement.

4. Condensed Consolidated Balance Sheet Components

Property and Equipment, Net

Property and equipment, net, consisted of the following (in thousands):

	May 31,	November 30,
	2021	2020
Laboratory equipment	$15,885	$14,120
Leasehold improvements	2,821	2,664
Computer equipment	745	745
Furniture and fixtures	506	506
Software	1,820	1,316
Software in progress	1,039	504
Total property and equipment, gross	22,816	19,855
Less: Accumulated depreciation and amortization	(14,471)	(13,183)
Total property and equipment, net	$8,345	$6,672

Depreciation and amortization expense was $0.6 million and $0.5 million for the three months ended May 31, 2021 and 2020, respectively, and $1.3 million and $1.0 million for the six months ended May 31, 2021 and 2020, respectively. All long-lived assets are maintained in the United States.

Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following (in thousands):

	May 31,	November 30,
	2021	2020
Accrued compensation	$4,986	$5,725
Accrued contract research and lab supplies	1,388	1,238
Accrued professional services	703	591
Accrued taxes	—	74
Other	601	700
Total	$7,678	$8,328

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

The following tables presents the Company’s financial assets, which consist of cash equivalents and investments classified as available-for-sale investments, that are measured at fair value on a recurring basis as of May 31, 2021 and November 30, 2020 (in thousands):

May 31, 2021	Level	Amortized cost	Unrealized gain	Unrealized loss	Estimated fair value
Money market funds	Level 1	$168,067	$—	$—	$168,067
U.S. treasury securities	Level 1	16,571	2	(1)	16,572
Corporate debt securities	Level 2	45,447	8	(7)	45,448
U.S. government agency securities	Level 2	1,000	—	—	1,000
Corporate commercial paper	Level 2	129,449	—	—	129,449
Municipal securities	Level 2	5,338	7	—	5,345
Long-term investments:
Corporate debt securities	Level 2	49,200	16	(41)	49,175
U.S. government agency securities	Level 2	52,434	29	—	52,463
Municipal securities	Level 2	8,785	17	—	8,802
Total		$476,291	$79	$(49)	$476,321
Included in Cash and cash equivalents		$168,067	$—	$—	$168,067
Included in Short-term investments		$197,805	$17	$(8)	$197,814
Included in Long-term investments		$110,419	$62	$(41)	$110,440

November 30, 2020	Level	Amortized cost	Unrealized gain	Unrealized loss	Estimated fair value
Money market funds	Level 1	$114,357	$—	$—	$114,357
U.S. treasury securities	Level 1	48,002	22	(1)	48,023
Corporate debt securities	Level 2	23,287	11	(6)	23,292
U.S. government agency securities	Level 2	9,011	15	—	9,026
Corporate commercial paper	Level 2	80,411	—	—	80,411
Municipal securities	Level 2	6,032	9	(2)	6,039
Long-term investments:
Corporate debt securities	Level 2	11,207	11	(10)	11,208
U.S. government agency securities	Level 2	70,373	25	(7)	70,391
Municipal securities	Level 2	9,269	22	—	9,291
Total		$371,949	$115	$(26)	$372,038
Included in Cash and cash equivalents		$119,356	$—	$—	$119,356
Included in Short-term investments		$161,744	$57	$(9)	$161,792
Included in Long-term investments		$90,849	$58	$(17)	$90,890

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

As of May 31, 2021 and November 30, 2020, none of the Company’s available-for-sale investments that were in an unrealized loss position had been in an unrealized loss position for more than 12 months. During the three and six months ended May 31, 2021 and 2020, the Company did not recognize any other-than-temporary impairment losses.

The Company’s short-term investments have maturities of less than one year from the respective condensed consolidated balance sheet dates. The Company’s long-term investments have maturities of between one and two years from the respective condensed consolidated balance sheet dates.

6. Commitments and Contingencies

Legal Proceedings

From time to time, the Company may be involved in legal proceedings in the ordinary course of business. The Company accrues a liability for such matters when it is probable that future expenditures will be made and that such expenditures can be reasonably estimated. Significant judgment is required to determine both probability and the estimated amount. Legal fees and other costs associated with such actions are expensed as incurred. As of May 31, 2021, the Company had no outstanding, pending or threatened litigation.

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

Operating Leases

The Company leases office and laboratory facilities in San Francisco, California under a lease agreement. The original lease term was scheduled to end 60 months following the Company’s full occupancy of the leased premises, which occurred in April 2015. In October 2015, the Company entered into a second lease agreement for additional space in the same building as its existing office and laboratory facilities. In November 2017, the Company entered into a second amendment to its original lease agreement that combined the Company’s two leases into a single lease agreement and extended the term of the lease agreement through April 30, 2025. In March 2021, the Company entered into a third amendment to its original lease agreement to add additional office space in the same building. The Company is required to pay base rent plus the tenant’s proportionate share of operating expenses as defined in the lease agreement. Under the terms of the lease agreement, the Company paid the landlord security deposits totaling $91,000 and issued a letter of credit to the landlord in the amount of $70,000, which is collateralized by a restricted deposit of $70,000. In June 2020, the Company entered into a new lease agreement for additional space in the same building as the Company’s existing office for a 14-month term ending on July 31, 2021. Rent expense was $0.9 million and $0.7 million for the three months ended May 31, 2021 and 2020, respectively, and $1.7 million and $1.5 million for the six months ended May 31, 2021 and 2020, respectively.

Future minimum lease payments under the Company’s lease agreement as of May 31, 2021 were as follows (in thousands):

Year ending November 30,	Operating Leases
2021 (remaining 6 months)	$1,592
2022	3,897
2023	3,986
2024	4,105
2025	1,732
Total minimum lease payments	$15,312

7. Common Stock

The Company’s Certificate of Incorporation, as amended, authorizes the Company to issue up to 500,000,000 shares of $0.001 par value common stock. The holder of each share of common stock is entitled to one vote. As of May 31, 2021, no dividends have been declared.

Common stock reserved for future issuance, on an as-if converted basis, as of May 31, 2021 and November 30, 2020, consists of the following and has been adjusted for the 1-for-3 reverse stock split:

	May 31,	November 30,
	2021	2020
Issuance of options under stock option plan	5,141,041	4,387,862
Shares available for future stock option grants	3,542,030	3,035,684
Shares available for issuance under employee stock purchase plan	1,054,059	730,000
Total common stock reserved for future issuance	9,737,130	8,153,546

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

As of May 31, 2021, there were 3,542,030 shares of common stock reserved for future issuance pursuant to the 2020 Plan.

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

As of May 31, 2021, there were no shares of common stock reserved for issuance pursuant to the 2012 Plan.

Activity under the 2020 Plan and 2012 Plan is set forth below and has been adjusted for the 1-for-3 reverse stock split (in thousands, except per share data):

	Number of options outstanding	Weighted- average exercise price	Weighted- average contractual life (in years)	Aggregate intrinsic value(1)
Balances as of November 30, 2020	4,387,862	$10.43	9.02	$141,249
Options granted	1,208,332	37.30
Options exercised	(300,057)	2.12		9,985
Options forfeited	(155,096)	16.01
Balances as of May 31, 2021	5,141,041	$17.06	8.87	$66,785
Options vested and expected to vest as of May 31, 2021(2)	5,216,165	$16.86	8.85	$68,670
Options exercisable as of May 31, 2021	2,805,638	$7.16	8.36	$58,678

(1)

The aggregate intrinsic values were calculated as the pre-tax difference between the exercise price of stock options and the quoted market price of the Company’s common stock on May 31, 2021 for all in-the-money stock options.

(2)

Certain stock options granted by the Company prior to the date of IPO are exercisable at the date of grant, with unvested shares subject to repurchase by the Company in the event of voluntary or involuntary termination of employment of the stockholder.

Such exercises are recorded as a liability in the condensed consolidated balance sheets and reclassified into equity as the options vest. As of May 31, 2021, a total of 95,124 shares of common stock were subject to repurchase by the Company at the lower of (i) the fair market value of such shares on the date of repurchase, or (ii) the original exercise price of such shares. The corresponding exercise value of $0.4 million as of May 31, 2021 is recorded in share-based compensation liability.

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

As of May 31, 2021, there were 1,054,059 shares of common stock reserved for issuance pursuant to the 2020 ESPP. The first offering period commenced as of July 23, 2020, the date on which the Company’s registration statement on Form S-1 relating to its IPO of common stock became effective and ended on February 15, 2021. The first purchase period was the same as the first offering period and the first purchase date was the last trading day of the purchase period, which was February 12, 2021.

Stock-Based Compensation

The following table sets forth stock-based compensation expense related to stock options and ESPP that is included in the Company’s condensed consolidated statements of operations (in thousands):

	Three Months Ended May 31,		Six Months Ended May 31,
	2021	2020	2021	2020
Research and development	$2,015	$267	$3,238	$363
General and administrative	1,929	207	3,406	287
Total stock-based compensation	$3,944	$474	$6,644	$650

As of May 31, 2021, the total compensation cost related to stock-based awards not yet recognized was $48.9 million, which is expected to be amortized on a straight-line basis over the weighted-average remaining vesting period of approximately 3.3 years.

9. Defined Contribution Plan

The Company sponsors a defined-contribution savings plan under Section 401(k) of the Internal Revenue Code (the 401(k) Plan), which provides for the Company to make discretionary matching or discretionary annual contributions to the 401(k) Plan, for its employees. Substantially all of the Company’s employees are eligible to participate. Employees may contribute a percentage of their annual compensation to the plan, subject to statutory limitations. During the three and six months ended May 31, 2021 and 2020, the Company made contributions to the 401(k) Plan. The Company recorded contribution expense of $0.2 million and $0.2 million during the three months ended May 31, 2021 and 2020, respectively and $0.4 million and $0.3 million during the six months ended May 31, 2021 and 2020, respectively.

10. Income Taxes

Income tax expense was $0.1 million and $0.2 million for the three and six months ended May 31, 2021. Income tax benefit was $20.6 million for the three and six months ended May 31, 2020. Deferred income taxes reflect the net tax effects of loss and credit carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Realization of the deferred tax assets is dependent upon future taxable income, the amount, if any, and timing of which are uncertain. The Company has generated losses since inception and has established a valuation allowance to offset deferred tax assets as of May 31, 2021 and November 30, 2020 due to the uncertainty of realizing future tax benefits from its NOL carryforwards and other deferred tax assets.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act) was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, permits net operating loss (NOL) carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021. In addition, the CARES Act allows NOLs incurred in taxable years 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. Any tax benefit as a result of the CARES Act is primarily due to the carryback of NOLs to prior taxable years and increased interest expense deductions. In fiscal 2020, the Company filed refund claims of $19.6 million to carryback its NOLs generated in the fiscal years ended November 30, 2018 and 2019. In fiscal 2020, the Company received cash of $16.3 million including interest income of $0.6 million. In March 2021, the Company received cash of $0.8 million. As of May 31, 2021, the Company has an income tax receivable of $3.1 million on the condensed consolidated balance sheet for the remaining tax refund claims, which includes interest accrued of $0.1 million.

11. Net Income (Loss) Per Share

The Company follows the two-class method when computing net income (loss) per common share when shares are issued that meet the definition of participating securities. The two-class method determines net income (loss) per common share for each class of common stock and participating securities according to dividends declared or accumulated and participation rights in undistributed earnings. The two-class method requires income available to common stockholders for the period to be allocated between common stock and participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed. The Company’s redeemable convertible preferred stock contractually entitles the holders of such shares to participate in dividends but does not contractually require the holders of such shares to participate in the Company’s losses.

The holders of redeemable convertible preferred stock are entitled to participate in noncumulative dividends on common stock at the rate of 8% of the applicable original issue price per share per annum based on the number of shares of common stock held on an as-converted basis. As of May 31, 2021, no dividends on redeemable convertible preferred stock or common stock were declared or have ever been declared by the Company’s board of directors. However, in accordance with ASC 260, Earnings Per Share, undistributed earnings are hypothetically allocated to holders of redeemable convertible preferred stock and are subtracted from net income in determining net income attributable to common stockholders. Basic net income (loss) per share is computed by dividing net income attributable to common stockholders by the weighted-average number of shares of common stock outstanding. For periods in which the Company reports net losses, diluted net loss per common share attributable to common stockholders is the same as basic net loss per common share attributable to common stockholders because potentially dilutive shares of common stock are not assumed to have been issued if their effect is anti-dilutive.

The following table sets forth the computation of the Company’s basic and diluted net income (loss) per share attributable to common stockholders, which excludes shares which are legally outstanding but subject to repurchase by the Company (in thousands, except share and per share data):

	Three Months Ended May 31,		Six Months Ended May 31,
	2021	2020 (1)	2021	2020
Numerator:
Net income (loss)	$(26,382)	$7,580	$(50,657)	$(4,811)
Less: noncumulative dividend to preferred stockholders	—	(7,580)	—	—
Net income (loss) attributable to common stockholders, basic and diluted	$(26,382)	$—	$(50,657)	$(4,811)

Denominator:
Weighted-average number of shares outstanding, basic	43,804,066	3,731,838	41,318,281	3,636,140
Weighted-average dilutive effect of stock options	—	1,177,991	—	—
Weighted-average number of shares outstanding, diluted	43,804,066	4,909,829	41,318,281	3,636,140

Net income (loss) per share attributable to common stockholders, basic	$(0.60)	$—	$(1.23)	$(1.32)
Net income (loss) per share attributable to common stockholders, diluted	$(0.60)	$—	$(1.23)	$(1.32)

(1)Q2 2020 Revision of Basic and Diluted Net Income (Loss) per Share

During the second quarter of 2021, the Company identified an error in the computation and disclosure of the basic and diluted net income per share and the diluted weighted-average number of shares outstanding for the three months ended May 31, 2020 included in the Quarterly Financial Information (unaudited) footnote in its Annual Report on Form 10-K for the fiscal year ended November 31, 2020. The three months ended May 31, 2020 was the first and only time the Company was in a net income position for the fiscal year ended November 30, 2020. The error resulted from the exclusion of a hypothetical noncumulative dividend attributable to participating preferred stockholders from net income and the exclusion of dilutive stock options from diluted weighted-average number of shares outstanding. The Company evaluated the materiality of the error in accordance with SEC Staff Accounting Bulletin No. 99, Materiality and ASC 250, Accounting for Changes and Error Corrections, and concluded the error was not material to the previously issued consolidated financial statements. However, the Company has revised its previously reported diluted weighted-average number of shares outstanding and basic and diluted net income per share, which increases the diluted weighted-average number of shares outstanding from 3,731,838 to 4,909,829 and decreases the basic and diluted net income per share from $2.03 to $0.00 for the three months ended May 31, 2020.

The following potentially dilutive securities were excluded from the computation of the diluted net income (loss) per share of common stock for the periods presented because their effect would have been anti-dilutive:

	Three Months Ended May 31,		Six Months Ended May 31,
	2021	2020	2021	2020
Redeemable convertible preferred stock on an as-converted basis	—	22,245,251	—	22,245,251
Options to purchase common stock	5,141,041	1,152,002	5,141,041	2,930,466
Options early exercised subject to vesting	95,124	105,014	95,124	105,014
Shares expected to be purchased under employee stock purchase plan	40,486	—	40,486	—
Total	5,276,651	23,502,267	5,276,651	25,280,731

12. Subsequent Events

On July 8, 2021, the Company entered into a lease agreement for the lease of approximately 19,320 square feet of office space located at 455 Mission Bay Boulevard South, San Francisco, California, for a research and development laboratory and related uses. The commencement date of the lease is expected to be on or about December 1, 2021 and the lease will expire on June 30, 2024, unless terminated earlier. The minimum rent payable by the Company under the lease will be approximately $0.1 million per month, beginning on December 1, 2021, which amount will increase by 3% per year over the term. The Company will also be responsible for the payment of additional rent to cover the Company’s share of the annual operating and tax expenses and utilities costs for the building.

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

Overview

We are a biopharmaceutical company focused on the discovery, development and commercialization of small molecule therapies designed to modulate cellular protein levels as a novel treatment approach for cancer and other challenging diseases. Leveraging our extensive expertise in E3 ligases together with our proprietary DNA-encoded libraries, we have built DELigase, an integrated discovery platform to identify and advance novel drug candidates targeting E3 ligases, a broad class of enzymes that can modulate proteins within the cell. Our drug discovery approach is to either harness or inhibit the natural function of E3 ligases within the ubiquitin-proteasome system to selectively decrease or increase cellular protein levels. Our wholly owned pipeline comprises targeted protein degraders of Bruton’s tyrosine kinase (BTK), a B-cell signaling protein, and inhibitors of Casitas B-lineage lymphoma proto-oncogene B (CBL-B), an E3 ligase that regulates T cell activation. Our lead drug candidate from our protein degradation portfolio, NX-2127, is an orally bioavailable BTK degrader for the treatment of relapsed or refractory B-cell malignancies. We filed an investigational new drug application (IND) for NX-2127 in December 2020 and received clearance by the U.S. Food and Drug Administration (FDA) to initiate human clinical trials. Clinical sites are actively recruiting patients for our Phase 1 clinical trial of NX-2127. Our second drug candidate from our protein degradation portfolio, NX-5948, is also an orally bioavailable BTK degrader for the treatment of relapsed or refractory B-cell malignancies and potentially autoimmune diseases. We anticipate commencing a Phase 1 trial for NX-5948 in the second half of 2021. Our lead drug candidate from our E3 ligase inhibitor portfolio, NX-1607, is an orally bioavailable CBL-B inhibitor for immuno-oncology indications. We expect to commence a Phase 1 clinical trial in the second half of 2021. We are also advancing the development of a CBL-B inhibitor, NX-0255, for ex vivo use to enhance adoptive T-cell therapy. We anticipate commencing a Phase 1 clinical trial for our first cell therapy candidate, DeTIL-0255, in the second half of 2021. All expected Phase 1 clinical trial commencements are based on calendar years. Beyond these clinical candidates, we are advancing additional wholly owned, preclinical programs that may expand our therapeutic areas beyond oncology to autoimmune disease and viral diseases, including COVID-19. Our therapeutic areas may be further expanded through our established strategic collaborations with Sanofi S.A. (Sanofi), and Gilead Sciences, Inc. (Gilead).

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

Since inception, we have generally incurred significant losses and negative cash flows from operations. During the six months ended May 31, 2021 and 2020, we incurred net losses of $50.7 million and $4.8 million, respectively. As of May 31, 2021, we had an accumulated deficit of $154.4 million. These losses have resulted primarily from costs incurred in connection with research and development activities and general and administrative costs associated with our operations.

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

As of May 31, 2021, we had $496.5 million in cash, cash equivalents and investments. In July 2020, we closed our initial public offering and issued 12,550,000 shares of our common stock (including the exercise by the underwriters of their option to purchase an additional 1,550,000 shares of common stock in August 2020) at a price to the public of $19.00 per share for net proceeds of approximately $218.1 million, after deducting underwriting discounts and commissions of $16.7 million and expenses of $3.6 million. In March 2021, we completed a follow-on offering and issued 5,175,000 shares of our common stock (including the exercise by the underwriters of their option to purchase an additional 675,000 shares of common stock) at a price to the public of $31.00 per share for net proceeds of approximately $150.1 million, after deducting underwriting discounts and commissions of $9.6 million and expenses of $0.7 million. We expect that our existing cash, cash equivalents and investments are sufficient to fund our operations for at least the next 12 months. See the section titled “—Liquidity and capital resources” for more information. We will need to raise substantial additional capital to complete the development and commercialization of our drug candidates and pursue our long-term business plan. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing and distribution arrangements. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans.

We are subject to risks and uncertainties as a result of the current coronavirus (COVID-19) pandemic. The COVID-19 pandemic, which is impacting worldwide economic activity, poses the risk that we or our employees, contractors, suppliers and other partners may be prevented from conducting business activities for an indefinite period of time, including due to shutdowns that may be requested or mandated by governmental authorities. While the impact of the COVID-19 pandemic to our current operations has been minimal, the extent to which the COVID-19 pandemic will impact our business, financial condition, liquidity and results of operations in the future will depend on future developments that are highly uncertain and cannot be predicted at this time.

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

Under the Sanofi Agreement, Sanofi has exclusive rights and is responsible for the clinical development, commercialization and manufacture of drug candidates resulting from the collaboration, while we retain the option to co-develop, co-promote and co-commercialize all drug candidates in the United States directed to up to two targets under certain conditions. The collaboration excludes our current internal protein degradation programs for which we retain all rights, and also excludes our future internal programs, provided that we have distinguished future programs as excluded from the scope of the collaboration.

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

Upon signing the Sanofi Agreement, Sanofi paid us an upfront payment of $55.0 million in January 2020. Subsequently in January 2021, Sanofi paid us an additional $22.0 million to exercise its option to expand the number of targets beyond the initial targets included in the collaboration. We are eligible to receive additional payments if Sanofi exercises an option to extend the license term with respect to a particular target. As of May 31, 2021, we are eligible to receive up to approximately $2.5 billion in total payments based on certain additional fees, payments and the successful completion of certain research development, regulatory and sales milestones, as well as tiered royalties ranging from mid-single digit to low teen percentages on annual net sales of any commercial products that may result from the collaboration, subject to certain reductions and excluding sales in the United States of any products for which we exercise our option to co-develop and co-promote, for which we share profits and losses evenly.

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

We recognized collaboration revenue from the Sanofi Agreement of $3.3 million and $5.6 million during the three and six months ended May 31, 2021, respectively, and $1.8 million and $2.2 million during the three and six months ended May 31, 2020, respectively. As of May 31, 2021, there was $65.7 million of deferred revenue related to payments received by us under the Sanofi Agreement.

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

Upon signing the Gilead Agreement, Gilead paid us an upfront payment of $45.0 million plus $3.0 million in additional fees. Subsequently, we have received payments of $13.5 million for research milestones and additional payments, including $2.5 million in the second quarter of 2021. As of May 31, 2021, we are eligible to receive up to approximately $2.3 billion in total additional payments based on certain additional fees, payments and the successful completion of certain preclinical, clinical, development and sales milestones. In addition, we are eligible to receive tiered royalties from mid-single digit to low tens percentages on annual net sales from any commercial products directed to the optioned collaboration targets, subject to certain reductions and excluding sales in the United States of any products for which we exercise our option to co-develop and co-promote, for which we share profits and losses evenly.

We recognized collaboration revenue from the Gilead Agreement of $3.7 million and $6.5 million during the three and six months ended May 31, 2021, respectively, and $2.4 million and $4.8 million during the three and six months ended May 31, 2020, respectively. As of May 31, 2021, there was $40.2 million of deferred revenue related to payments received by us under the Gilead Agreement.

Formation of DeCART Therapeutics Inc.

In June 2020, we established DeCART Therapeutics Inc. (DeCART), a wholly owned subsidiary, with an investment of $3.0 million and granted DeCART a license to three of our compounds, including NX-0255, for drug-enhanced isolation of T cells exclusively with respect to three CAR-T therapy targets. DeCART expects to combine our protein modulation technologies with novel CAR-T therapies to address current immunotherapy limitations and improve outcomes for patients with cancer, and subsequently seek equity financing from third parties and become an independent operating entity. DeCART granted to its external founders stock options to purchase shares of DeCART’s common stock equal to 14% of the fully diluted capitalization of DeCART. Following either the third-party funding or the exercise of the stock option grants, DeCART will no longer be a wholly owned subsidiary.

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

Results of Operations

Comparison of the Three and Six Months Ended May 31, 2021 and 2020

	Three Months Ended May 31,		Change	Six Months Ended May 31,		Change
(in thousands)	2021	2020		$2021	2020	$
Collaboration revenue	$7,091	$4,182	$2,909	$12,102	$7,046	$5,056
Operating expenses:
Research and development	25,994	14,142	11,852	48,997	27,109	21,888
General and administrative	7,511	3,270	4,241	14,041	5,720	8,321
Total operating expenses	33,505	17,412	16,093	63,038	32,829	30,209
Loss from operations	(26,414)	(13,230)	(13,184)	(50,936)	(25,783)	(25,153)
Interest and other income, net	171	223	(52)	489	396	93
Loss before income taxes	(26,243)	(13,007)	(13,236)	(50,447)	(25,387)	(25,060)
Provision (benefit) for income taxes	139	(20,587)	20,726	210	(20,576)	20,786
Net income (loss)	$(26,382)	$7,580	$(33,962)	$(50,657)	$(4,811)	$(45,846)

Collaboration Revenue

Our collaboration revenue for the three and six months ended May 31, 2021 and 2020 is summarized as follows:

	Three Months Ended May 31,		Change	Six Months Ended May 31,		Change
(in thousands)	2021	2020		$2021	2020	$
Gilead	3,747	2,377	1,370	6,466	4,823	1,643
Sanofi	3,344	1,805	1,539	5,636	2,223	3,413
Total collaboration revenue	$7,091	$4,182	$2,909	$12,102	$7,046	$5,056

Our collaboration revenue increased by $2.9 million and $5.1 million during the three and six months ended May 31, 2021, respectively, compared to the three and six months ended May 31, 2020. The increase was due to the continued scale up of internal resources and external spending for our collaborations with Sanofi and Gilead as compared to the prior periods, resulting in a higher percentage of completion in the current periods.

Research and Development Expenses

Our research and development expenses for the three and six months ended May 31, 2021 and 2020 are summarized as follows:

	Three Months Ended May 31,		Change	Six Months Ended May 31,		Change
(in thousands)	2021	2020		$2021	2020	$
Compensation and related personnel costs	$10,539	$5,264	$5,275	$19,870	$10,029	$9,841
Supplies and contract research	8,918	4,707	4,211	16,712	8,992	7,720
Preclinical activities and contract manufacturing	2,482	2,012	470	4,893	3,982	911
Clinical costs	1,239	92	1,147	1,942	94	1,848
Facility and other costs	2,816	2,067	749	5,580	4,012	1,568
Total research and development expenses	$25,994	$14,142	$11,852	$48,997	$27,109	$21,888

Our research and development expenses increased by $11.9 million during the three months ended May 31, 2021, compared to the three months ended May 31, 2020. The increase was primarily related to an increase of $5.3 million in compensation and related personnel costs attributable to an increase in headcount. Compensation and related personnel costs includes $1.9 million of non-cash stock-based compensation expense in the three months ended May 31, 2021, compared to $0.2 million in the three months ended May 31, 2020. There was also an increase of $4.2 million in supplies and contract research attributable to increases in our preclinical development activities and drug discovery research and an increase of $1.1 million in clinical costs due to the start of clinical trial patient enrollment.

Our research and development expenses increased by $21.9 million during the six months ended May 31, 2021, compared to the six months ended May 31, 2020. The increase was primarily related to an increase of $9.8 million in compensation and related personnel costs attributable to an increase in headcount. Compensation and related personnel costs includes $3.0 million of non-cash stock-based compensation expense in the six months ended May 31, 2021, compared to $0.3 million in the six months ended May 31, 2020. There was also an increase of $7.7 million in supplies and contract research attributable to increases in our preclinical development activities and drug discovery research and an increase of $1.8 million in clinical costs due to the start of clinical trial patient enrollment.

General and Administrative Expenses

Our general and administrative expenses increased by $4.2 million during the three months ended May 31, 2021, compared to the three months ended May 31, 2020. The increase was primarily related to an increase of $3.0 million in compensation related expenses attributable to a higher headcount. Compensation and related personnel costs includes $1.9 million of non-cash stock-based compensation expense in the three months ended May 31, 2021, compared to $0.2 million in the three months ended May 31, 2020. There was also an increase of $1.1 million in consultant and other professional service expenses primarily related to becoming a public company.

Our general and administrative expenses increased by $8.3 million during the six months ended May 31, 2021, compared to the six months ended May 31, 2020. The increase was primarily related to an increase of $5.5 million in compensation related expenses attributable to a higher headcount. Compensation and related personnel costs includes $3.4 million of non-cash stock-based compensation expense in the six months ended May 31, 2021, compared to $0.3 million in the six months ended May 31, 2020. There was also an increase of $2.1 million in consultant and other professional service expenses primarily related to becoming a public company.

Interest and Other Income, Net

Interest and other income, net was insignificant for each of the three and six months ended May 31, 2021 and 2020 and is related to interest earned on our deposits, money market funds and investments.

Provision for Income Taxes

Provision for income taxes was $0.1 million and $0.2 million for the three and six months ended May 31, 2021. For the three and six months ended May 31, 2020, an income tax benefit of $20.6 million was recognized related to a discrete tax benefit, which consists of carryback claims and the reversal of the uncertain tax liability related to research and development tax credits as a result of the CARES Act.

Liquidity and Capital Resources

Sources of Liquidity

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

To date, our operations have primarily been funded through the gross proceeds from equity offerings of $553.0 million and proceeds from collaborations of $288.5 million. We do not have any products approved for sale, and we have not generated any revenue from product sales. As of May 31, 2021, we had $496.5 million in cash, cash equivalents and investments.

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

Cash flows

The following table summarizes our cash flows during the periods indicated:

	Six Months Ended May 31,
(in thousands)	2021	2020
Cash (used in) provided by operating activities	$(23,482)	$26,543
Cash used in investing activities	(59,497)	(21,760)
Cash provided by financing activities	151,830	119,730
Net increase in cash, cash equivalents and restricted cash	$68,851	$124,513

 Operating activities

Net cash used in operating activities was $23.5 million for the six months ended May 31, 2021 and consisted of our net loss of $50.7 million, offset by a decrease in net assets of $18.7 million and non-cash adjustments of $8.5 million. The decrease in net assets consisted primarily of an increase in deferred revenue of $12.4 million, a decrease in contract assets of $7.5 million due to payments received under the Gilead Agreement and an increase in accounts receivable of $2.5 million. Non-cash adjustments primarily consisted of stock-based compensation expenses of $6.6 million and depreciation and amortization expenses of $1.3 million.

Net cash provided by operating activities was $26.5 million for the six months ended May 31, 2020 and consisted of a decrease in net assets of $29.7 million and non-cash adjustments of $1.7 million, offset by our net loss of $4.8 million. The decrease in net assets consisted primarily of an increase in deferred revenue of $51.5 million from the payment received under the Sanofi Agreement, partially offset by an increase in income tax receivable of $19.6 million related to the expected refund following the enactment of the CARES Act. Non-cash adjustments primarily consisted of depreciation and amortization expenses of $1.0 million and stock-based compensation expense of $0.7 million.

Investing activities

Net cash used in investing activities was $59.5 million for the six months ended May 31, 2021 and consisted primarily of the purchase of investments of $183.2 million, partially offset by the sale of investments of $7.0 million and the maturity of investments of $119.7 million.

Net cash used in investing activities was $21.8 million for the six months ended May 31, 2020 and consisted primarily of the purchase of investments of $29.6 million, partially offset by the maturity of investments of $9.9 million.

Financing activities

Net cash provided by financing activities was $151.8 million for the six months ended May 31, 2021 and consisted primarily of proceeds from the issuance of common stock from the follow-on offering in March 2021.

Net cash provided by financing activities was $119.7 million for six months ended May 31, 2020 and consisted primarily of net proceeds from the sale of our Series D redeemable convertible preferred stock in March 2020.

Contractual Obligations and Other Commitments

The following table summarizes our contractual obligations as of May 31, 2021:

	Payments due by period
(in thousands)	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Operating lease obligations	$1,592	$7,883	$5,837	$—	$15,312
Total contractual obligations	$1,592	$7,883	$5,837	$—	$15,312

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

Our critical accounting policies and more significant areas involving management’s judgments and estimates used in preparation of our financial statements are discussed in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2020 Form 10-K. Other than the updated policy on revenue recognition disclosed in Note 2, Summary of Significant Accounting Policies, to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, there have been no significant changes to these policies for the three and six months ended May 31, 2021.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President and Chief Executive Officer and our Chief Financial Officer, our principal executive officer and principal accounting and financial officer, respectively, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of May 31, 2021.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our President and Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our President and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of May 31, 2021 due to the material weakness in our internal control over financial reporting described below. In light of this fact, our management has performed additional analyses, reconciliations, and other post-closing procedures and has concluded that, notwithstanding the material weakness in our internal control over financial reporting, the consolidated financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

Previously Reported Material Weakness in Internal Control over Financial Reporting

As disclosed in the section titled “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q, we previously identified a material weakness in our internal control over financial reporting. Specifically, we did not design and maintain formally documented controls and accounting policies and procedures, including information technology general controls, segregation of duties over the review and approval of account reconciliations and manual journal entries, and the period-end financial reporting process. This material weakness resulted in the revision to the basic and diluted weighted-average number of shares outstanding and basic and diluted net loss per share calculations for the three- and nine-month periods ended August 31, 2020. In addition, this material weakness also resulted in the revision to the diluted weighted-average number of shares outstanding and basic and diluted net income per share calculations for the three-month period ended May 31, 2020. Additionally, this material weakness could result in a misstatement of substantially all of our account balances or disclosures that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Control Over Financial Reporting

As part of our remediation plan discussed above, we continued formalizing documentation of policies and procedures and evaluating the implementation of new and existing controls during the quarter ended May 31, 2021. Such remediation actions were changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended May 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•

We rely on CMOs for the manufacture of both drug substance and finished drug product for our drug candidates for preclinical testing and expect to continue to do so for our clinical trials and commercialization. This reliance on third parties may increase the risk that we will not have sufficient quantities of our drug candidates or products or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts.

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

Our net loss was $43.2 million for the fiscal year ended November 30, 2020 and $50.7 million for the six months ended May 31, 2021. As of May 31, 2021, we had an accumulated deficit of $154.4 million. To date, we have not generated any revenue from product sales and have financed our operations primarily through our collaborations and sales of our equity interests. We are in the early stages of development of our drug candidates. We filed an IND for NX-2127 in December 2020 and received clearance by the FDA to initiate human clinical trials. Clinical sites are actively recruiting patients for our Phase 1 clinical trial of NX-2127 and we expect our other three most advanced drug candidates to enter clinical trials in 2021. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We anticipate that our operating expenses and capital expenditure requirements will increase substantially if and as we:

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

We had cash, cash equivalents and investments of $496.5 million as of May 31, 2021. We believe that our existing cash, cash equivalents and investments, will be sufficient to fund our operating expenses and capital expenditure requirements through at least the next 12 months. However, our future capital requirements and the period for which we expect our existing resources to support our operations may vary significantly from what we expect, and we may need to seek additional funds sooner than planned. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans. Our future capital requirements will depend on many factors, including:

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
•

we may have to suspend or terminate clinical trials of our drug candidates for various reasons, including a partial or full clinical hold based on a finding that our drug candidates have undesirable side effects or other unexpected characteristics, or that the participants are being exposed to unacceptable health risks;

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

If any drug candidates we develop are associated with serious adverse events, or undesirable side effects, or have characteristics that are unexpected, we may need to abandon their development or limit development to certain uses or subpopulations in which the adverse events, undesirable side effects or other characteristics are less prevalent, less severe, or more acceptable from a risk-benefit perspective, any of which would have a material adverse effect on our business, financial condition, results of operations, and prospects. In our preclinical studies, we may observe undesirable characteristics of our drug candidates. This may prevent us from advancing them into clinical trials, delay these trials or limit the extent of these trials. For example, in pre-clinical GLP toxicity studies for our drug candidate NX-1607, one instance of severe uveitis was noted at the highest dose level consistent with ophthalmological effects noted in other immune checkpoint inhibitors. In addition, increased bleeding risk and cardiac arrhythmia such as atrial fibrillation have been reported side effects of approved BTK inhibitors. NX-1607 could activate the immune response to unsafe levels and may have the potential to induce hypercytokinemia, or cytokine storm, which is the overstimulation of immune cells and subsequent overproduction of their activating compounds. Many drug candidates that initially showed promise in early-stage testing for treating cancer or other diseases later have been found to cause side effects that prevented further clinical development of the drug candidates or limited their competitiveness in the market.

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

We are aware of several biotechnology companies focused on developing small molecules that degrade target proteins including Arvinas, Inc., BioTheryX, Inc., C4 Therapeutics, Inc., Cullgen Inc., Foghorn Therapeutics Inc., Kymera Therapeutics, Inc. and Monte Rosa Therapeutics, all of which currently are in preclinical or clinical development. Further, several large pharmaceutical companies have disclosed preclinical investments in this field, including Amgen Inc., AstraZeneca plc, Bristol-Myers Squibb Company, Genentech, Inc., GlaxoSmithKline plc and Novartis International AG.

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

We rely on third-party clinical research organizations (CROs) to conduct our Phase 1 clinical trial program for NX-2127, and we will rely on third-party CMOs to conduct our planned Phase 1 clinical trial programs for NX-1607, NX-5948 and DeTIL-0255, and any other clinical trials for other drug candidates. We currently do not plan to conduct any clinical trials independently. Agreements with these CROs might terminate for a variety of reasons, including for their failure to perform. Entry into alternative arrangements, if necessary, could significantly delay our product development activities.

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

We do not own or operate, and currently have no plans to establish, any manufacturing facilities. We rely on and expect to continue to rely on third-party CMOs for both drug substance and finished drug product, and ACT product. This reliance on CMOs, particularly where one CMO is the sole source of the drug substance or finished drug product, or ACT product, may increase the risk that we will not have sufficient quantities of our drug candidates or products or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts.

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

The CMOs we retain may not be able to comply with cGMP regulations or similar regulatory requirements outside of the United States. Our failure, or the failure of our CMOs, to comply with applicable regulations could result in sanctions or other adverse regulatory actions, including untitled or warning letters, clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, failure to approve pending applications, license revocation, seizures or recalls of drug candidates or products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our products.

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

Any performance failure on the part of our existing or future manufacturers could delay clinical development or marketing approval or could result in withdrawal of marketing approval. We do not currently have arrangements in place for redundant supply or a second source for bulk drug substance. If our current CMOs cannot perform as agreed, we may be required to replace such manufacturers. Although we believe that there are several potential alternative manufacturers who could manufacture our drug candidates, we may incur added costs and delays in identifying and qualifying any such replacement manufacturer or be able to reach agreement with any alternative manufacturer.

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

Periodic maintenance, renewal and annuity fees and various other government fees on any issued patent are due to be paid to the USPTO and patent offices in foreign countries in several stages over the lifetime of the patent. The USPTO and patent offices in various foreign countries require compliance with a number of procedural, documentary, fee payment and other similar requirements during the patent application process. Although an inadvertent lapse can in many cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of a patent or patent rights in the relevant jurisdiction. Non-compliance events that could result in abandonment or lapse of a patent or patent application include, but are not limited to, failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. In such an event, our competitors or other third parties might be able to enter the market, which would have a material adverse effect on our business.

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

We may submit an NDA for one of our drug candidates seeking approval through the Accelerated Approval pathway. For any approval to market a drug product, we must provide the FDA and foreign regulatory agencies with clinical data that adequately demonstrate the safety and efficacy of the product for the indication applied for in the NDA or other respective regulatory filings. As described in the “Government Regulation” section, the Accelerated Approval Program is one of several approaches used by the FDA to make prescription drugs more rapidly available for the treatment of serious or life-threatening diseases. Section 506(c) of the Federal Food, Drug and Cosmetic Act (FDCA) provides that the FDA may grant accelerated approval to “a product for a serious or life-threatening condition upon a determination that the product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments.” Approval through the Accelerated Approval Program is subject, however, to the requirement that the applicant conduct additional postmarketing clinical trials to verify and describe the drug’s clinical benefit, where there is uncertainty as to the relationship of the surrogate endpoint to the clinical benefit, or of the observed clinical endpoint to ultimate outcome. Typically, clinical benefit is verified when postmarketing clinical trials show that the drug provides a clinically meaningful positive therapeutic effect, that is, an effect on how a patient feels, functions, or survives. If such confirmatory postmarketing trial fails to confirm the drug’s clinical profile or risks and benefits, the FDA may withdraw its approval of the drug.

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

The United Kingdom’s recent exit from the European Union (EU), commonly referred to as “Brexit,” continues to create political and economic uncertainty, particularly in the United Kingdom and the EU. Following the UK’s departure from the EU on January 31, 2020 and the expiry of a transition period on December 31, 2020, the UK is now being treated as a ‘third country’ by the EU and new UK legislation has taken effect. This means that some regulatory activities, such as batch testing and Qualified Person certification conducted in Great Britain is no longer recognized in the EU. However, the UK and EU have concluded a Trade and Cooperation Agreement, which, subject to ratification by the EU, has limited the immediate disruption to the supply of medicines, particularly by enabling tariff and quota-free trade between the UK and the EU (provided that the rules of origin requirements are met), and has streamlined some issues, for example by enabling mutual recognition of good manufacturing practice (GMP) inspections and certificates. The regulatory framework for medicines that existed before the end of the transition period has also effectively been preserved in UK domestic legislation as ‘retained EU law.’ By retaining a snapshot of EU legislation at its core, the UK has prevented substantial divergence to the regulation of medicines (although divergence has appeared in some areas). However, some changes to the UK legislation have been immediately necessary, including the implementation of the Northern Ireland Protocol (NIP), pursuant to which, the EU pharmaceutical legal framework acquis continues to apply in Northern Ireland (subject to periodic consent of the Northern Ireland Legislative Assembly), and only products compliant with EU law can be placed in the Northern Ireland market - adding an extra layer of regulatory complexity. A consequence of the withdrawal of the United Kingdom from the EU is that companies now need to comply with a separate UK regulatory legal framework in order to commercialize medicinal products in Great Britain (namely, England, Wales and Scotland, as EU law continues to apply in Northern Ireland). It is also important to note that obtaining a marketing authorization is not sufficient to gain effective access to the market in the EU and in the UK; companies still need to agree a reimbursement price for the products and in some jurisdictions, such as the UK and Germany, a further positive recommendation from health technology on cost-effectiveness is required for the products to be actually prescribed and reimbursed by the respective national health systems (see below).

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

If we decide to seek Orphan Drug Designation for any of our current or future product candidates, we may be unsuccessful or may be unable to maintain the benefits associated with Orphan Drug Designation, including the potential for supplemental market exclusivity.

We may seek Orphan Drug Designation for one or more of our current or future product candidates. Regulatory authorities in some jurisdictions, including the United States and Europe, may designate drugs or biological products for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may grant orphan designation to a drug or biological product intended to treat a rare disease or condition, defined as a disease or condition with a patient population of fewer than 200,000 in the United States, or a patient population greater than 200,000 in the United States when there is no reasonable expectation that the cost of developing and making available the drug in the United States will be recovered from sales in the United States for that drug or biological product. In the United States, Orphan Drug Designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user-fee waivers. After the FDA grants Orphan Drug Designation, the identity of the drug or biological product and its potential orphan use are disclosed publicly by the FDA. Orphan Drug Designation does not convey any advantage in, or shorten the duration of, the regulatory review and licensure process.

If a product that has Orphan Drug Designation subsequently receives the first FDA approval or licensure for the disease for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications, including an NDA or BLA, to market the same drug or biological product for the same indication for seven years, except in limited circumstances such as a showing of clinical superiority to the product with orphan drug exclusivity or if the FDA finds that the holder of the orphan drug exclusivity has not shown that it can assure the availability of sufficient quantities of the orphan drug to meet the needs of patients with the disease or condition for which the biological product was designated. As a result, even if one of our product candidates receives orphan exclusivity, the FDA can still approve or license other drugs or biological products for use in treating the same indication or disease. Further, the FDA can waive orphan exclusivity if we are unable to manufacture sufficient supply of our product.

We may seek Orphan Drug Designation for our product candidates in additional orphan indications in which there is a medically plausible basis for the use of these product candidates. Even when we obtain Orphan Drug Designation, exclusive marketing rights in the United States may be limited if we seek licensure for an indication broader than the orphan designated indication and may be lost if the FDA later determines that the request for designation was materially defective or if we, through our manufacturer, are unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition. In addition, although we intend to seek Orphan Drug Designation for other product candidates, we may never receive these designations.

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

In the European Union and the UK, innovative medicinal products are authorized based on a full marketing authorization application (as opposed to an application for marketing authorization that relies on data in the marketing authorization dossier for another, previously approved medicinal product). Applications for marketing authorization for innovative medicinal products must contain the results of pharmaceutical tests, preclinical tests and clinical trials conducted with the medicinal product for which marketing authorization is sought (and where applicable the result of the pediatric studies unless a waiver or a deferral has been obtained – as described further below). In the EU, these applications must be made pursuant to either Directive 2001/83/EC (for the decentralised procedure or the mutual recognition procedure) or Regulation 726/2004(for the centralised procedure). In the UK, there are various procedures available under the new regulatory legal framework to pharmaceutical products, including the possibility to recognized assessment conducted by the European authorities under certain circumstance or by applying directly to the UK regulatory authority (the MHRA).

Where an applicant for a marketing authorization submits a full dossier containing its own pharmaceutical, pre-clinical tests and clinical trials data, and where the application does not fall within the ‘global marketing authorization’ of an existing medicinal product, the applicant is entitled to eight years of regulatory data protection upon grant of the marketing authorization (the period starts to run from the first marketing authorization in the EU/ EEA). During this period, applicants for approval of generics or biosimilars cannot rely on data contained in the marketing authorization dossier submitted for the already authorized, or reference, medicinal product to support their application. After expiry of the eight year period of regulatory data protection, the reference medicinal product benefits from a further two-year period of marketing protection. During these two years of marketing protection, no generic or biosimilar medicinal product that relies upon the reference medicinal product’s dossier may be placed on the European Union market, but a generic or biosimilar marketing authorization application can be submitted to the competent regulatory authorities in the European Union Member States during this time. The two-year period of marketing protection can further be extended by one year if, during the first eight years of the grant of the first marketing authorization, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies. However, even if a compound is considered to be a new active substance and the innovator is able to gain the period of regulatory data protection and marketing protection, provided that no other IP or regulatory exclusivities applied, another unrelated company could also apply for a marketing authorization and market another competing medicinal product for the same therapeutic indication if such company obtained its own marketing authorization based on a separate marketing authorization application based on a full self-standing scientific data package supporting the application. The period of regulatory data protection and marketing protection applies in the UK (running from the date of the first authorization in Great Britain).

In the EU, pursuant to Regulation 1901/2006, and in the UK pursuant to the Human Medicines Regulations 2012 (as amended), marketing authorization applications must include pediatric data based on pediatric investigation plans agreed with the EMA if the MAA concerns (i) a new active substance, or (ii) a new indication, pharmacological form, route of administration (where product is protected by an supplementary protection certificate or a patent qualifying for a supplementary certificate). Applicants may obtain waivers or deferrals to these requirements in certain circumstances (for example a waiver may be obtained if the condition only occurs in adult populations). Where required, pediatric studies must cover all sub-sets of the pediatric population for both existing and new indications, pharmacological forms and route of administrations. Limited further exclusions apply, including in relation to generic or biosimilar applications. Certain rewards may be available for completion of pediatric studies. For example, where MAAs include the results of all studies conducted in compliance with an agreed pediatric investigation plan, the holder of the patent or supplementary protection certificate may be entitled to a six-month extension to the supplementary protection certificate.

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

The FDA’s and other regulatory authorities’ policies may change, and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates.

The FDA’s and other regulatory authorities’ policies may change, and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained, and we may not achieve or sustain profitability. We also cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad.

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

In some countries, particularly the countries of the EU and the UK, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a drug. To obtain reimbursement or pricing approval in some countries, we, or our collaborators, may be required to conduct a clinical trial that compares the cost-effectiveness of our drug to other available therapies. Furthermore, in some European countries, the authorities conduct a Health Technology Appraisal (HTA) to assess the cost-effectiveness of the product (in the UK that HTA assessment is conducted by NICE) which may significantly affect effective access to the market. If reimbursement of our drugs is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our business could be materially harmed.

Risks Related to Employees, Managing our Growth and Other Legal Matters

The outbreak of COVID-19 may adversely affect our business and the market price of our common stock.

The ongoing global pandemic of COVID-19 is impacting worldwide economic activity and poses the risk that we or our employees, contractors, suppliers, and other partners may be prevented from conducting business activities for an indefinite period of time, including due to shutdowns that may be requested or mandated by governmental authorities. Although it is not possible at this time to estimate the impact that COVID-19 could have on our business, the continued spread of COVID-19 and the measures taken by the governments of countries affected could disrupt the supply chain and the manufacture or shipment of both drug substance and finished drug product for our drug candidates for preclinical testing and clinical trials, cause diversion of healthcare resources away from the conduct of preclinical and clinical trial matters to focus on pandemic concerns, limit travel in a manner that interrupts key trial activities, such as trial site initiations and monitoring, delay regulatory filings with regulatory agencies in affected areas or adversely affect our ability to obtain regulatory approvals. Additionally, disruptions at the FDA, the EMA and other regulators, caused by global health concerns, including the COVID-19 pandemic, including delays in inspections of clinical trial or manufacturing sites required as part of the drug application review process, could result in delays of reviews and approvals of our drug candidates or our proposed clinical trials. For example, in response to the COVID-19 pandemic, on March 10, 2020, the FDA announced its intention to postpone most inspections of foreign manufacturing facilities and products inspections of domestic manufacturing facilities through April 2020. On March 18, 2020, the FDA announced its intention to temporarily postpone routine surveillance inspections of domestic manufacturing facilities and provided guidance regarding the conduct of clinical trials. On July 10, 2020, the FDA announced that it is working toward the goal of restarting on-site inspections it deems to be “mission critical.” On August 19, 2020, the FDA published guidance clarifying how it intends to conduct inspections during the COVID-19 pandemic, including how it plans to determine which inspections are “mission critical.” Additionally, on April 15, 2021, the FDA issued a guidance document in which the FDA described its plans to conduct voluntary remote interactive evaluations of certain drug manufacturing facilities and clinical research sites. According to the guidance, the FDA intends to request such remote interactive evaluations in situations where an in-person inspection would not be prioritized, deemed mission-critical, or where direct inspection is otherwise limited by travel restrictions, but where the FDA determines that remote evaluation would still be appropriate. It is unclear how FDA’s policies and guidance will impact any inspections of our facilities, including our clinical trial sites. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic.

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

We and our third-party service providers regularly defend against and respond to data security incidents, and we cannot assure you that our data protection efforts and our investment in information technology will prevent significant breakdowns, data leakages, breaches in our systems, or those of our third-party vendors and other contractors and consultants, or other cyber incidents that could have a material adverse effect upon our reputation, business, operations, or financial condition. If such an event were to occur that causes interruptions in our operations, or those of our third-party vendors and other contractors and consultants, it could result in a material disruption or delay of our product development programs. For example, the loss of clinical trial data from completed, ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Furthermore, significant disruptions of our internal information technology systems or those of our third-party vendors and other contractors and consultants, or security breaches could result in the loss, misappropriation, and/or unauthorized access, use, or disclosure of, or the prevention of access to, confidential information (including trade secrets or other intellectual property, proprietary business information, and personal information), which could result in financial, legal, business, and reputational harm to us. If any such event, including a computer security breach, results in the unauthorized access, use or release of personally identifiable information, our reputation could be materially damaged. In addition, such a breach may require notification to governmental agencies, the media or individuals pursuant to various federal and state privacy and security laws (and other similar non-U.S. laws), subject us to mandatory corrective action, and otherwise subject us to liability under laws and regulations that protect the privacy and security of personal information. For example, data breaches frequently result in regulatory actions and commercial and class litigation based on a variety of laws and legal duties, such as the California Consumer Privacy Act (the CCPA), which provides for a private right of action in the event of certain data security breaches. Such actions could result in significant legal and financial exposure and reputational damages that could have a material adverse effect on our business, results of operations, prospects and financial condition.

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

In addition, in May 2018, the EU General Data Protection Regulation (the EU GDPR) took effect in the European Economic Area (EEA). The EU GDPR governs the collection, use, disclosure, transfer or other processing of personal data, replacing data protection laws issued by each EU member state based on the Directive 95/46/EC (the Directive). The EU GDPR imposes additional compliance burdens, including by mandating burdensome documentation requirements and granting certain privacy rights to individuals to control how companies collect, use, disclose, retain and otherwise process information about them as well as changes to informed consent practices, the obligation to appoint data protection officers in certain circumstances, the obligation to notify relevant data supervisory authorities of personal data breaches without undue delay (and no later than 72 hours) after becoming aware of the personal data breach, and the requirement for more detailed notices for clinical trial subjects and investigators. In addition, the EU GDPR increases the scrutiny of transfers of personal data from clinical trial sites located in the EEA to the United States and other jurisdictions that the European Commission does not recognize as having “adequate” data protection laws. In particular, on July 16, 2020, the Court of Justice of the EU (the Court of Justice) invalidated the European Union-United States (EU-U.S.) Privacy Shield on the grounds that the EU-U.S. Privacy Shield failed to offer adequate protections to EU personal information transferred to the United States. While the Court of Justice upheld the use of other data transfer mechanisms, such as the Standard Contractual Clauses, the decision has led to some uncertainty regarding the use of such mechanisms for data transfers to the United States, and the Court of Justice made clear that reliance on Standard Contractual Clauses alone may not necessarily be sufficient in all circumstances. The use of Standard Contractual Clauses for the transfer of personal information specifically to the United States also remains under review by a number of European data protection supervisory authorities. For example, German and Irish supervisory authorities have indicated that the Standard Contractual Clauses alone provide inadequate protection for EU-U.S. data transfers. Use of the data transfer mechanisms must now be assessed on a case-by-case basis taking into account the legal regime applicable in the destination country, in particular applicable surveillance laws and rights of individuals. The European Data Protection Board issued additional guidance regarding the Court of Justice’s decision on November 11, 2020 which imposes higher burdens on the use of data transfer mechanisms, such as the Standard Contractual Clauses, for cross-border data transfers. To comply with this guidance, we may need to implement additional safeguards to further enhance the security of data transferred out of the EEA, which could increase our compliance costs, expose us to further regulatory scrutiny and liability, and adversely affect our business. Further, the European Commission published new versions of the Standard Contractual Clauses in June 2021 which place onerous obligations on the parties. Additionally, other countries (e.g., Australia and Japan) have adopted certain legal requirements for cross-border transfers of personal information. These obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other requirements or our practices. The GDPR imposes substantial fines for breaches and violations (up to the greater of €20 million or 4% of our global turnover). The GDPR allows data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies and obtain compensation for damages resulting from violations of the GDPR.

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

Based on the beneficial ownership of our common stock as of May 31, 2021, our executive officers, directors and affiliates beneficially owned a substantial percentage of our outstanding voting stock. As a result, these stockholders, if acting together, could have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, amendment of our organizational documents, any merger, consolidation or sale of all or substantially all of our assets and any other significant corporate transaction. The interests of these stockholders may not be the same as or may even conflict with your interests. For example, these stockholders could delay or prevent a change of control of our company, even if such a change of control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the prevailing market price of our common stock. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

A sale of a substantial number of shares of our common stock may cause the price of our common stock to decline.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. If our stockholders sell, or the market perceives that our stockholders intend to sell, substantial amounts of our common stock in the public market, the market price of our common stock could decline significantly. In connection with our follow-on offering in March 2021, each of our officers, directors and their affiliates entered into lock-up agreements with the underwriters that restrict their ability to sell or transfer their shares, subject to certain exceptions. These lock-up agreements expired on May 3, 2021, at which point the shares subject to the lock-up agreements became eligible for sale in the public market.

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

In the course of preparing our financial statements for fiscal years 2018 and 2019, we identified a material weakness in our internal control over financial reporting. Specifically, we did not design and maintain formally documented controls and accounting policies and procedures, including information technology general controls, segregation of duties over the review and approval of account reconciliations and manual journal entries, and the period-end financial reporting process. The existing material weakness resulted in a revision to the basic and diluted weighted-average number of shares outstanding and basic and diluted net loss per share calculations for the three- and nine-month periods ended August 31, 2020. In addition, this material weakness also resulted in the revision to the diluted weighted-average number of shares outstanding and basic and diluted net income per share calculations for the three-month period ended May 31, 2020. The material weakness has not been remediated as of May 31, 2021 and could result in a misstatement of substantially all of our account balances or disclosures that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

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

None.

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

NURIX THERAPEUTICS, INC.

Date: July 13, 2021	By:	/s/ Arthur T. Sands
Arthur T. Sands, M.D., Ph.D.
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: July 13, 2021	By:	/s/ Hans van Houte
Hans van Houte
Chief Financial Officer (Principal Financial and Accounting Officer)