Form 10-Q
period 2021-08-31
Nurix Therapeutics, Inc.
filed 2021-10-14
CIK 1549595

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2021

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

As of October 8, 2021, the Registrant had 44,612,647 shares of common stock, $0.001 par value per share, outstanding.

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
•

the impact of the ongoing coronavirus (COVID-19) pandemic, including the resurgence of cases relating to the spread of the Delta variant, on our business, clinical trials, financial condition, liquidity and results of operations;

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

NURIX THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	August 31,	November 30,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$147,440	$119,356
Short-term investments	196,458	161,792
Contract assets	5,000	7,500
Income tax receivable	204	3,846
Prepaid expenses and other current assets	9,343	5,940
Total current assets	358,445	298,434
Long-term investments	121,480	90,890
Property and equipment, net	9,569	6,672
Restricted cash	286	170
Other assets	3,294	177
Total assets	$493,074	$396,343
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$3,861	$3,412
Accrued and other current liabilities	11,569	8,328
Deferred revenue, current	35,250	32,799
Total current liabilities	50,680	44,539
Deferred revenue, net of current portion	66,381	60,685
Other long-term liabilities	796	850
Total liabilities	117,857	106,074
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.001 par value— 10,000,000 shares authorized as of August 31, 2021 and November 30, 2020; 0 shares issued and outstanding as of August 31, 2021 and November 30, 2020	—	—
Common stock, $0.001 par value— 500,000,000 shares authorized as of August 31, 2021 and November 30, 2020; 44,556,604 and 38,864,872 shares issued and outstanding as of August 31, 2021 and November 30, 2020, respectively	45	39
Additional paid-in-capital	558,421	393,841
Accumulated other comprehensive income (loss)	(59)	87
Accumulated deficit	(183,190)	(103,698)
Total stockholders’ equity	375,217	290,269
Total liabilities and stockholders’ equity	$493,074	$396,343

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NURIX THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended August 31,		Nine Months Ended August 31,
	2021	2020	2021	2020
Collaboration revenue	$10,252	$4,085	$22,354	$11,131
Operating expenses:
Research and development	30,906	18,939	79,903	46,049
General and administrative	8,343	4,338	22,384	10,057
Total operating expenses	39,249	23,277	102,287	56,106
Loss from operations	(28,997)	(19,192)	(79,933)	(44,975)
Interest and other income, net	39	675	528	1,071
Loss before income taxes	(28,958)	(18,517)	(79,405)	(43,904)
Provision (benefit) for income taxes	(123)	—	87	(20,576)
Net loss	$(28,835)	$(18,517)	$(79,492)	$(23,328)
Net loss per share attributable to common stockholders, basic and diluted	$(0.65)	$(1.09)	$(1.88)	$(2.90)
Weighted-average number of shares outstanding, basic and diluted	44,374,389	16,937,934	42,344,420	8,052,905

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NURIX THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three Months Ended August 31,		Nine Months Ended August 31,
	2021	2020	2021	2020
Net loss	$(28,835)	$(18,517)	$(79,492)	$(23,328)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale investments	(89)	(1)	(146)	140
Total comprehensive loss	$(28,924)	$(18,518)	$(79,638)	$(23,188)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NURIX THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share amounts)

(unaudited)

	Redeemable convertible preferred stock		Common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders’ equity
	Shares	Amount	Shares	Amount	capital	income (loss)	deficit	(deficit)
Balance as of November 30, 2019	12,813,887	$48,195	3,595,334	$4	$2,740	$(2)	$(60,456)	$(57,714)
Exercise of stock options	—	—	72,570	—	37	—	—	37
Repurchase of unvested early exercised stock options	—	—	(867)	—	—	—	—	—
Vesting of early-exercised stock options	—	—	—	—	31	—	—	31
Stock-based compensation	—	—	—	—	176	—	—	176
Unrealized gain (loss) on available-for-sale investments	—	—	—	—	—	59	—	59
Net income (loss)	—	—	—	—	—	—	(12,391)	(12,391)
Balance as of February 29, 2020	12,813,887	48,195	3,667,037	4	2,984	57	(72,847)	(69,802)
Issuance of Series D redeemable convertible preferred stock at $12.75 per share, net of issuance costs of $336	9,431,364	119,914	—	—	—	—	—	—
Exercise of stock options	—	—	125,708	—	118	—	—	118
Vesting of early-exercised stock options	—	—	—	—	22	—	—	22
Stock-based compensation	—	—	—	—	474	—	—	474
Unrealized gain (loss) on available-for-sale investments	—	—	—	—	—	82	—	82
Net income (loss)	—	—	—	—	—	—	7,580	7,580
Balance as of May 31, 2020	22,245,251	168,109	3,792,745	4	3,598	139	(65,267)	(61,526)
Conversion of redeemable convertible preferred stock into common stock	(22,245,251)	(168,109)	22,245,251	22	168,087	—	—	168,109
Issuance of common stock upon initial public offering, net of offering costs of $20,308	—	—	12,550,000	13	218,130	—	—	218,143
Exercise of stock options	—	—	258,182	—	262	—	—	262
Repurchase of unvested early exercised stock options	—	—	(982)	—	—	—	—	—
Vesting of early-exercised stock options	—	—	—	—	35	—	—	35
Stock-based compensation	—	—	—	—	1,115	—	—	1,115
Unrealized gain (loss) on available-for-sale investments	—	—	—	—	—	(1)	—	(1)
Net income (loss)	—	—	—	—	—	—	(18,517)	(18,517)
Balance as of August 31, 2020	—	$—	38,845,196	$39	$391,227	$138	$(83,784)	$307,620

	Redeemable convertible preferred stock		Common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders’ equity
	Shares	Amount	Shares	Amount	capital	income (loss)	deficit	(deficit)
Balance as of November 30, 2020	—	$—	38,864,872	$39	$393,841	$87	$(103,698)	$290,269
Exercise of stock options	—	—	190,825	—	394	—	—	394
Repurchase of unvested early exercised stock options	—	—	(971)	—	—	—	—	—
Vesting of early-exercised stock options	—	—	—	—	40	—	—	40
Issuance under employee stock purchase plan	—	—	64,589	—	1,043	—	—	1,043
Stock-based compensation	—	—	—	—	2,700	—	—	2,700
Unrealized gain (loss) on available-for-sale investments	—	—	—	—	—	(38)	—	(38)
Net income (loss)	—	—	—	—	—	—	(24,275)	(24,275)
Balance as of February 28, 2021	—	—	39,119,315	39	398,018	49	(127,973)	270,133
Issuance of common stock in connection with equity offering, net of offering costs of $643	—	—	5,175,000	5	150,152	—	—	150,157
Exercise of stock options	—	—	109,232	—	241	—	—	241
Vesting of early-exercised stock options	—	—	—	—	104	—	—	104
Stock-based compensation	—	—	—	—	3,944	—	—	3,944
Unrealized gain (loss) on available-for-sale investments	—	—	—	—	—	(19)	—	(19)
Net income (loss)	—	—	—	—	—	—	(26,382)	(26,382)
Balance as of May 31, 2021	—	—	44,403,547	44	552,459	30	(154,355)	398,178
Exercise of stock options	—	—	114,182	1	583	—	—	584
Vesting of early-exercised stock options	—	—	—	—	49	—	—	49
Issuance under employee stock purchase plan	—	—	38,875	—	1,017	—	—	1,017
Stock-based compensation	—	—	—	—	4,313	—	—	4,313
Unrealized gain (loss) on available-for-sale investments	—	—	—	—	—	(89)	—	(89)
Net income (loss)	—	—	—	—	—	—	(28,835)	(28,835)
Balance as of August 31, 2021	—	$—	44,556,604	$45	$558,421	$(59)	$(183,190)	$375,217

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NURIX THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended August 31,
	2021	2020
Cash flows from operating activities
Net loss	$(79,492)	$(23,328)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	2,033	1,536
Stock-based compensation	10,957	1,765
Net amortization (accretion) of premium (discount) on investments	1,100	130
Loss on disposal of property and equipment	128	—
Changes in operating assets and liabilities:
Contract assets	2,500	—
Income tax receivable	3,642	(3,856)
Prepaid expenses and other assets	(6,040)	(4,394)
Accounts payable	727	602
Deferred revenue	8,147	47,368
Accrued and other liabilities	2,844	579
Net cash (used in) provided by operating activities	(53,454)	20,402
Cash flows from investing activities
Purchases of investments	(257,813)	(141,067)
Sales of investments	6,994	—
Maturities of investments	183,890	14,873
Purchases of property and equipment	(4,799)	(3,647)
Net cash used in investing activities	(71,728)	(129,841)
Cash flows from financing activities
Proceeds from issuance of common stock, net of offering costs	150,157	219,301
Proceeds from issuance of redeemable convertible preferred stock, net of offering costs	—	119,914
Proceeds from exercise of stock options	1,166	937
Repurchase of unvested early exercised stock options	(1)	(2)
Proceeds from issuance under employee stock purchase plan	2,060	—
Net cash provided by financing activities	153,382	340,150
Net increase in cash, cash equivalents and restricted cash	28,200	230,711
Cash, cash equivalents and restricted cash at beginning of period	119,526	34,986
Cash, cash equivalents and restricted cash at end of period	$147,726	$265,697

Supplemental disclosures of non-cash investing and financing activities:
Additions to property and equipment included in accounts payable and accrued liabilities	$839	$550
Vesting of early exercised stock options	$193	$88
Offering costs included in accounts payable and accrued liabilities	$—	$1,158
Conversion of redeemable convertible preferred stock into common stock upon closing of initial public offering	$—	$168,109

	As of August 31,
	2021	2020
Reconciliation of cash, cash equivalents and restricted cash as shown in the statements of cash flows:
Cash and cash equivalents	$147,440	$265,527
Restricted cash	286	170
Total cash, cash equivalents and restricted cash	$147,726	$265,697

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

Follow-on Offering

In March 2021, the Company completed a follow-on offering and issued 5,175,000 shares of common stock (including the exercise by the underwriters of their option to purchase an additional 675,000 shares of common stock) at a price to the public of $31.00 per share for net proceeds of approximately $150.2 million, after deducting underwriting discounts and commissions of $9.6 million and expenses of $0.6 million.

Equity Distribution Agreement

In August 2021, the Company filed a shelf registration statement on Form S-3 with the SEC. This shelf registration statement, which includes a base prospectus, allows the Company at any time to offer and sell registered common stock, preferred stock, debt securities, warrants, subscriptions rights and or units or any combination of securities described in the prospectus in one or more offerings. In addition, in August 2021, the Company entered into an Equity Distribution Agreement with Piper Sandler & Co. (Piper Sandler) pursuant to which, from time to time, the Company may offer and sell through Piper Sandler up to $150.0 million of the common stock registered under the shelf registration statement pursuant to one or more “at the market” offerings.

The Company is not required to sell any shares at any time during the term of the Equity Distribution Agreement. The Company agreed to pay Piper Sandler a commission of 3% of the gross sales price of any shares sold pursuant to the Equity Distribution Agreement. As of August 31, 2021, the Company has not sold any shares of common stock pursuant to the Equity Distribution Agreement and $150.0 million in shares remained available under the Equity Distribution Agreement.

Liquidity

The Company’s operations have historically been financed through the issuance of common and redeemable convertible preferred stock and proceeds received under the Company’s collaboration and license agreements. Since inception, the Company has generally incurred significant losses and negative net cash flows from operations. During the nine months ended August 31, 2021, the Company incurred a net loss of $79.5 million and had negative net cash flows from operating activities of $53.5 million. The Company had an accumulated deficit of $183.2 million as of August 31, 2021 and will require substantial additional capital for research and development activities. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales of its drug candidates currently in development. As of August 31, 2021, the Company had cash, cash equivalents and investments of $465.4 million.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The Company’s condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) and applicable rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting. The Company’s condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for the fair statement of the Company’s financial position as of and for the three and nine months ended August 31, 2021. The condensed consolidated balance sheet as of November 30, 2020 was derived from the audited annual financial statements as of that date. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted from these interim financial statements. These interim financial statements and related disclosures have been prepared with the presumption that users of the interim financial statements have read or have access to the audited annual financial statements for the preceding fiscal year. Accordingly, these financial statements should be read in conjunction with the audited annual financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended November 30, 2020, as filed with the SEC. These interim results are not necessarily indicative of results to be expected for the full fiscal year or any future interim period.

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

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The extent to which the COVID-19 pandemic may directly or indirectly impact the Company’s financial statements is highly uncertain and subject to change. Management considered the potential impact of the COVID-19 pandemic on its estimates and assumptions and there was not a material impact to the Company’s condensed consolidated financial statements as of and for the three and nine months ended August 31, 2021; however, actual results could differ from those estimates and there may be changes to management’s estimates in future periods.

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

Recent Accounting Pronouncements

As of August 31, 2021, the Company is an “emerging growth company” (EGC), as defined in the Jumpstart Our Business Startups Act of 2012, as amended (the JOBS Act). Under the JOBS Act, EGCs can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. The Company has elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that it (i) is no longer an EGC or (ii) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. As a result, these condensed consolidated financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of the public company effective dates.

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

Recent Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (ASU 2016-02), which for operating leases requires the lessee to recognize a right-of-use asset and a lease liability, initially measured at the present value of lease payments, in its balance sheet. For EGCs, ASU 2016-02 is effective for annual periods beginning after December 15, 2021 and interim periods within annual periods beginning after December 15, 2022. For public business entities, ASU 2016-02 is effective for annual periods beginning after December 15, 2018 and interim periods within those fiscal years. As of November 30, 2021, the Company will no longer be considered an EGC and will be required to adopt ASU 2016-02 at the beginning of the fiscal year that EGC status is lost. As such, the Company will adopt ASU 2016-02 effective December 1, 2020 using the alternative modified transition method, which applies ASU 2016-02 as of the effective date and therefore, the Company will not be required to apply the standard to the comparative periods presented in the Company's consolidated financial statements. The Company is in the process of evaluating the impact of this new guidance on its financial statements; however, the Company expects to recognize a right-of-use asset and a lease liability on the Company’s consolidated balance sheet, which will materially increase the Company’s assets and liabilities. The Company does not expect the adoption to have a material impact on the consolidated statement of operations. The Company plans to elect the “package of practical expedients,” which permits the Company to not reassess its prior conclusions about lease identification, lease classification and initial direct costs. The Company also plans to elect the hindsight practical expedient to determine the lease term and the practical expedient to not separate lease and non-lease components.

In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments (ASU 2016-13), which requires that financial assets measured at amortized cost be presented at the net amount expected to be collected. The measurement of expected credit losses is based on historical experience, current conditions, and reasonable and supportable forecasts that affect collectability. ASU 2016-13 also eliminates the concept of “other-than-temporary” impairment when evaluating available-for-sale debt investments and instead focuses on determining whether any impairment is a result of a credit loss or other factors. An entity will recognize an allowance for credit losses on available-for-sale debt investments rather than an other-than-temporary impairment that reduces the cost basis of the investment. For EGCs, ASU 2016-13 is effective for annual periods beginning after December 15, 2022 and interim periods within those fiscal years. For public business entities, ASU 2016-13 is effective for annual periods beginning after December 15, 2019 and interim periods within those fiscal years. As of November 30, 2021, the Company will no longer be considered an EGC and will be required to adopt ASU 2016-13 at the beginning of the fiscal year that EGC status is lost. As such, the Company will adopt ASU 2016-13 effective December 1, 2020. The Company does not expect the adoption to have a material impact on its financial statements.

In November 2018, the FASB issued ASU No. 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606 (ASU 2018-18). ASU 2018-18 clarifies that certain transactions between collaborative arrangement participants should be accounted for as revenue when the collaborative arrangement participant is a customer in the context of a unit of account and precludes recognizing as revenue consideration received from a collaborative arrangement participant if the participant is not a customer. For EGCs, ASU 2018-18 is effective for annual periods beginning after December 15, 2020, and interim periods within annual periods beginning after December 15, 2021. For public business entities, ASU 2018-18 is effective for annual periods beginning after December 15, 2019 and interim periods within those fiscal years. As of November 30, 2021, the Company will no longer be considered an EGC and will be required to adopt ASU 2018-18 at the beginning of the fiscal year that EGC status is lost. As such, the Company will adopt ASU 2018-18 effective December 1, 2020. ASU 2018-18 requires retrospective adoption to the date the Company adopted Topic 606 by recognizing a cumulative-effect adjustment to the opening balance of retained earnings of the earliest annual period presented. Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606. The Company does not expect the adoption to have a material impact on its financial statements.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740)—Simplifying the Accounting for Income Taxes (ASU 2019-12), which is intended to simplify accounting for income taxes. It removes certain exceptions to the general principles in Topic 740 and amends existing guidance to improve consistent application. For EGCs, ASU 2019-12 is effective for annual periods beginning after December 15, 2021, and interim periods within annual periods beginning after December 15, 2022. For public business entities, ASU 2019-12 is effective for annual periods beginning after December 15, 2020 and interim periods within those fiscal years. Early adoption is permitted. The Company is in the process of evaluating the impact of this new guidance on its financial statements.

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

Upon signing the Gilead Agreement, Gilead paid the Company an upfront payment of $45.0 million plus $3.0 million in additional fees. Since the signing of the Gilead Agreement, the Company has received payments of $13.5 million for research milestones and additional payments, including $2.5 million, which was received in the third quarter of 2021. Additionally, in August 2021, the Company recognized a research milestone, resulting in a $5.0 million additional due payment, which will be received in the fourth quarter of 2021. As of August 31, 2021, the Company is eligible to receive up to approximately $2.3 billion in total additional payments, including up to $683.5 million upon the achievement of specified development milestones, up to $1.5 billion upon the achievement of specified sales milestones, subject to reduction for any product for which the Company exercises its option to co-develop and co-promote, and up to $136.8 million in certain additional fees related to target licensing, reservation and selection and research term extensions. In addition, the Company is eligible to receive tiered royalties from mid-single digit to low tens percentages on annual net sales from any commercial products directed to the optioned collaboration targets, subject to certain reductions and excluding sales in the United States of any products for which the Company exercises its option to co-develop and co-promote, for which the Company and Gilead share profits and losses evenly.

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

In order to determine the transaction price, the Company evaluated all the payments to be received during the duration of the contract. Certain milestones and additional fees were considered variable consideration, which were not included in the transaction price based on the most likely amount method as of August 31, 2021. The Company will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur. The Company determined that the transaction price at the inception of the Gilead Agreement consists of the upfront payment of $45.0 million and $3.0 million in additional fees. Subsequently, upon the achievement of research milestones and target reservations, $18.5 million in variable consideration was added to the transaction price, and a cumulative effect was recorded as revenue in the period the transaction price increased. The transaction price is recognized as collaboration revenue using the cost-based input method over the estimated contract term of five years. The contract term was determined to be the five-year initial research term which represents the estimated timing of completion of the identified deliverables. Additionally, the Company considered the impact of Gilead terminating the agreement prior to the completion of the research services during the initial five-year research term and determined that there were significant economic costs to Gilead for doing so, and as such, did not adjust the contract term.

Using the cost-based input method, which the Company determined most faithfully depicts the transfer of its performance obligation to Gilead, the Company recognizes revenue based on actual costs incurred as a percentage of total estimated costs as the Company completes its performance obligation. The cumulative effect of revisions to estimated costs to complete the Company’s performance obligation will be recorded in the period in which changes are identified and amounts can be reasonably estimated. These actual costs consist primarily of internal employee and third-party contract costs related to the Gilead Agreement.

For the three and nine months ended August 31, 2021, the Company recognized collaboration revenue related to the Gilead Agreement of $6.1 million and $12.5 million, respectively, of which $4.0 million and $9.6 million, respectively, were included in deferred revenue as of November 30, 2020, and $1.2 million and $1.9 million, respectively, were related to activities satisfied in previous periods. For the three and nine months ended August 31, 2020, the Company recognized revenue related to the Gilead Agreement of $2.1 million and $6.9 million, respectively. As of August 31, 2021, $39.1 million was recorded as deferred revenue, of which $15.4 million was current, on the condensed consolidated balance sheet related to the Gilead Agreement.

As of August 31, 2021, the Company recognized contract assets of $5.0 million on the consolidated balance sheet related to the Gilead Agreement. The contract assets represent unbilled revenue related to the research milestones recognized in August 2021. The Company invoiced Gilead in September 2021 and expects to receive the payment in the fourth quarter of 2021.

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

Upon signing the Sanofi Agreement, Sanofi paid the Company an upfront payment of $55.0 million. Subsequently in January 2021, Sanofi paid the Company an additional $22.0 million to exercise its option to expand the number of targets beyond the initial targets included in the collaboration. The Company is eligible to receive additional payments if Sanofi exercises an option to extend the license term with respect to a particular target. Since the signing of the Sanofi Agreement, the Company has received a payment of $1.0 million for research milestones, all of which was received in the third quarter of 2021. As of August 31, 2021, the Company is eligible to receive up to approximately $2.5 billion in total payments, including payments of up to $499.0 million upon the achievement of specified development milestones, up to $625.0 million upon the achievement of specified regulatory milestones and up to $1.3 billion upon the achievement of certain sales milestones, as well as up to $141.1 million in certain additional fees related to target licensing and reservation. In addition, the Company is eligible to receive tiered royalties ranging from mid-single digit to low teen percentages on annual net sales of any commercial products that may result from the collaboration, subject to certain reductions and excluding sales in the United States of any products for which the Company exercises its option to co-develop and co-promote, for which the parties share profits and losses evenly.

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

In order to determine the transaction price, the Company evaluated all the payments to be received during the duration of the contract. Certain milestone and additional fees were considered variable consideration, which were not included in the transaction price based on the most likely amount method as of August 31, 2021. The Company will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur. At the inception of the Sanofi Agreement, the Company determined that the transaction price consists of the upfront payment of $55.0 million. To account for the material right related to the two additional targets, instead of determining the standalone selling price for the option directly, the Company applied the practical alternative to allocating the transaction price by determining the consideration that it expects to receive in exchange for the research activities that it expects to provide on the two additional targets for a total of five targets. The practical alternative can be applied as the research activities for the two additional targets are similar to the research activities for the initial three targets. Consequently, for the purpose of applying the practical alternative to estimating the standalone selling price of the material right, an expected consideration of $77.0 million was used for revenue recognition allocation, which represents the $55.0 million paid upfront for the three initial drug targets, and the $22.0 million for the additional consideration related to two additional targets that was included as part of applying the practical alternative, which was subsequently exercised by Sanofi. Subsequently, upon the achievement of research milestones, $1.0 million in variable consideration was added to the transaction price, and a cumulative effect was recorded as revenue in the period the transaction price increased. Revenue is recognized over the research term of 4.25 years, the revised research period that was agreed to in January 2021, using the cost-based input method, which the Company determined most faithfully depicts the transfer of its performance obligations to Sanofi, based on actual costs incurred as a percentage of total estimated costs as the Company completes its performance obligations. The cumulative effect of revisions to estimated costs to complete the Company’s performance obligations will be recorded in the period in which changes are identified and amounts can be reasonably estimated. These actual costs consist primarily of internal employee and third party contract costs related to the Sanofi Agreement.

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

For the three and nine months ended August 31, 2021, the Company recognized collaboration revenue related to the Sanofi Agreement of $4.2 million and $9.8 million, respectively, of which $4.0 million and $9.6 million, respectively, was included in deferred revenue as of November 30, 2020. For the three and nine months ended August 31, 2020, the Company recognized revenue related to the Sanofi Agreement of $2.0 million and $4.2 million, respectively. As of August 31, 2021, $62.5 million was recorded as deferred revenue, of which $19.9 million was current, on the condensed consolidated balance sheet related to the Sanofi Agreement.

4. Condensed Consolidated Balance Sheet Components

Property and Equipment, Net

Property and equipment, net, consisted of the following (in thousands):

	August 31,	November 30,
	2021	2020
Laboratory equipment	$15,654	$14,120
Leasehold improvements	3,597	2,664
Computer equipment	538	745
Furniture and fixtures	437	506
Software	1,942	1,316
Software in progress	1,524	504
Total property and equipment, gross	23,692	19,855
Less: Accumulated depreciation and amortization	(14,123)	(13,183)
Total property and equipment, net	$9,569	$6,672

Depreciation and amortization expense was $0.7 million and $0.6 million for the three months ended August 31, 2021 and 2020, respectively, and $2.0 million and $1.5 million for the nine months ended August 31, 2021 and 2020, respectively. All long-lived assets are maintained in the United States.

Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following (in thousands):

	August 31,	November 30,
	2021	2020
Accrued compensation	$6,000	$5,725
Accrued contract research and lab supplies	3,524	1,238
Accrued professional services	1,380	591
Accrued taxes	37	74
Other	628	700
Total	$11,569	$8,328

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

The following tables presents the Company’s financial assets, which consist of cash equivalents and investments classified as available-for-sale investments, that are measured at fair value on a recurring basis as of August 31, 2021 and November 30, 2020 (in thousands):

August 31, 2021	Level	Amortized cost	Unrealized gain	Unrealized loss	Estimated fair value
Money market funds	Level 1	$143,361	$—	$—	$143,361
U.S. treasury securities	Level 1	10,528	—	—	10,528
Corporate debt securities	Level 2	37,531	4	(4)	37,531
U.S. government agency securities	Level 2	1,000	1	—	1,001
Corporate commercial paper	Level 2	138,960	—	—	138,960
Municipal securities	Level 2	8,431	7	—	8,438
Long-term investments:
Corporate debt securities	Level 2	73,106	1	(82)	73,025
U.S. government agency securities	Level 2	36,488	11	(2)	36,497
Municipal securities	Level 2	11,953	7	(2)	11,958
Total		$461,358	$31	$(90)	$461,299
Included in cash and cash equivalents		$143,361	$—	$—	$143,361
Included in short-term investments		$196,450	$12	$(4)	$196,458
Included in long-term investments		$121,547	$19	$(86)	$121,480

November 30, 2020	Level	Amortized cost	Unrealized gain	Unrealized loss	Estimated fair value
Money market funds	Level 1	$114,357	$—	$—	$114,357
U.S. treasury securities	Level 1	48,002	22	(1)	48,023
Corporate debt securities	Level 2	23,287	11	(6)	23,292
U.S. government agency securities	Level 2	9,011	15	—	9,026
Corporate commercial paper	Level 2	80,411	—	—	80,411
Municipal securities	Level 2	6,032	9	(2)	6,039
Long-term investments:
Corporate debt securities	Level 2	11,207	11	(10)	11,208
U.S. government agency securities	Level 2	70,373	25	(7)	70,391
Municipal securities	Level 2	9,269	22	—	9,291
Total		$371,949	$115	$(26)	$372,038
Included in cash and cash equivalents		$119,356	$—	$—	$119,356
Included in short-term investments		$161,744	$57	$(9)	$161,792
Included in long-term investments		$90,849	$58	$(17)	$90,890

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

As of August 31, 2021 and November 30, 2020, none of the Company’s available-for-sale investments that were in an unrealized loss position had been in an unrealized loss position for more than 12 months. During the three and nine months ended August 31, 2021 and 2020, the Company did not recognize any other-than-temporary impairment losses.

The Company’s short-term investments have maturities of less than one year from the respective condensed consolidated balance sheet dates. The Company’s long-term investments have maturities of between one and two years from the respective condensed consolidated balance sheet dates.

6. Commitments and Contingencies

Legal Proceedings

From time to time, the Company may be involved in legal proceedings in the ordinary course of business. The Company accrues a liability for such matters when it is probable that future expenditures will be made and that such expenditures can be reasonably estimated. Significant judgment is required to determine both probability and the estimated amount. Legal fees and other costs associated with such actions are expensed as incurred. As of August 31, 2021, the Company had no outstanding, pending or threatened litigation.

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

Operating Leases

The Company leases office and laboratory facilities in San Francisco, California under a lease agreement. The original lease term was scheduled to end 60 months following the Company’s full occupancy of the leased premises, which occurred in April 2015. In October 2015, the Company entered into a second lease agreement for additional space in the same building as its existing office and laboratory facilities. In November 2017, the Company entered into a second amendment to its original lease agreement that combined the Company’s two leases into a single lease agreement and extended the term of the lease agreement through April 30, 2025. In March 2021, the Company entered into a third amendment to its original lease agreement to add additional office space in the same building. The Company is required to pay base rent plus the tenant’s proportionate share of operating expenses as defined in the lease agreement. Under the terms of the lease agreement, the Company paid the landlord security deposits totaling $91 thousand and issued a letter of credit to the landlord in the amount of $70 thousand, which is collateralized by a restricted deposit of $70 thousand. In June 2020, the Company entered into a new lease agreement for additional space in the same building as the Company’s existing office for a 14-month term ending on July 31, 2021.

In July 2021, the Company entered into a lease agreement for the lease of approximately 19,320 square feet of office space located at 455 Mission Bay Boulevard South, San Francisco, California, for a research and development laboratory and related uses. The commencement date of the lease is expected to be on or about December 1, 2021 and the lease will expire on June 30, 2024, unless terminated earlier. The minimum rent payable by the Company under the lease will be approximately $0.1 million per month, beginning on December 1, 2021, which amount will increase by 3% per year over the term, for total minimum rent payments of $3.8 million over the lease term. The Company will also be responsible for the payment of additional rent to cover the Company’s share of the annual operating and tax expenses and utilities costs for the building. Under the terms of the lease agreement, the Company paid the landlord security deposits totaling $0.1 million and issued a letter of credit to the landlord in the amount of $0.1 million, which is collateralized by a restricted deposit of $0.1 million.

Rent expense was $0.9 million and $0.8 million for the three months ended August 31, 2021 and 2020, respectively, and $2.6 million and $2.2 million for the nine months ended August 31, 2021 and 2020, respectively.

Future minimum lease payments under the Company’s lease agreements as of August 31, 2021 were as follows (in thousands):

Year ending November 30,	Operating Leases
2021 (remaining 3 months)	$796
2022	5,337
2023	5,469
2024	4,996
2025	1,732
Total minimum lease payments	$18,330

7. Common Stock

The Company’s Certificate of Incorporation, as amended, authorizes the Company to issue up to 500,000,000 shares of $0.001 par value common stock. The holder of each share of common stock is entitled to one vote. As of August 31, 2021, no dividends have been declared.

Common stock reserved for future issuance, on an as-if converted basis, as of August 31, 2021 and November 30, 2020, consists of the following and has been adjusted for the 1-for-3 reverse stock split:

	August 31,	November 30,
	2021	2020
Issuance of options under stock option plan	5,593,412	4,387,862
Shares available for future stock option grants	2,955,477	3,035,684
Shares available for issuance under employee stock purchase plan	1,015,184	730,000
Total common stock reserved for future issuance	9,564,073	8,153,546

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

As of August 31, 2021, there were 2,955,477 shares of common stock reserved for future issuance pursuant to the 2020 Plan.

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

As of August 31, 2021, there were no shares of common stock reserved for issuance pursuant to the 2012 Plan.

Activity under the 2020 Plan and 2012 Plan is set forth below and has been adjusted for the 1-for-3 reverse stock split (in thousands, except share and per share data):

	Number of options outstanding	Weighted- average exercise price	Weighted- average contractual life (in years)	Aggregate intrinsic value(1)
Balances as of November 30, 2020	4,387,862	$10.43	9.02	$141,249
Options granted	1,825,917	32.98
Options exercised	(414,239)	2.94		12,801
Options forfeited	(206,128)	15.50
Balances as of August 31, 2021	5,593,412	$18.16	8.78	$85,379
Options vested and expected to vest as of August 31, 2021(2)	5,619,587	$18.05	8.77	$86,347
Options exercisable as of August 31, 2021	2,836,837	$8.36	8.20	$68,199
(1)

The aggregate intrinsic values were calculated as the pre-tax difference between the exercise price of stock options and the quoted market price of the Company’s common stock on August 31, 2021 for all in-the-money stock options.

(2)

Certain stock options granted by the Company prior to the date of IPO are exercisable at the date of grant, with unvested shares subject to repurchase by the Company in the event of voluntary or involuntary termination of employment of the stockholder. Such exercises are recorded as a liability in the condensed consolidated balance sheets and reclassified into equity as the options vest. As of August 31, 2021, a total of 76,175 shares of common stock were subject to repurchase by the Company at the lower of (i) the fair market value of such shares on the date of repurchase, or (ii) the original exercise price of such shares. The corresponding exercise value of $0.4 million as of August 31, 2021 is recorded in share-based compensation liability.

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

As of August 31, 2021, there were 1,015,184 shares of common stock reserved for issuance pursuant to the 2020 ESPP. The first offering period commenced as of July 23, 2020, the date on which the Company’s registration statement on Form S-1 relating to its IPO of common stock became effective and ended on February 15, 2021. The first purchase period was the same as the first offering period and the first purchase date was the last trading day of the purchase period, which was February 12, 2021.

Stock-Based Compensation

The following table sets forth stock-based compensation expense related to stock options and the 2020 ESPP that is included in the Company’s condensed consolidated statements of operations (in thousands):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2021	2020	2021	2020
Research and development	$2,212	$566	$5,450	$930
General and administrative	2,101	549	5,507	835
Total stock-based compensation	$4,313	$1,115	$10,957	$1,765

As of August 31, 2021, the total compensation cost related to stock-based awards not yet recognized was $54.9 million, which is expected to be amortized on a straight-line basis over the weighted-average remaining vesting period of approximately 3.2 years.

9. Defined Contribution Plan

The Company sponsors a defined-contribution savings plan under Section 401(k) of the Internal Revenue Code (the 401(k) Plan), which provides for the Company to make discretionary matching or discretionary annual contributions to the 401(k) Plan, for its employees. Substantially all of the Company’s employees are eligible to participate. Employees may contribute a percentage of their annual compensation to the plan, subject to statutory limitations. The Company has made contributions to the 401(k) Plan and recorded contribution expense of $0.1 million during both the three months ended August 31, 2021 and 2020 and $0.5 million and $0.3 million during the nine months ended August 31, 2021 and 2020, respectively.

10. Income Taxes

Income tax was a benefit of $0.1 million and an expense of $0.1 million for the three and nine months ended August 31, 2021, respectively. Income tax benefit was $0 and $20.6 million for the three and nine months ended August 31, 2020, respectively. Deferred income taxes reflect the net tax effects of loss and credit carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Realization of the deferred tax assets is dependent upon future taxable income, the amount, if any, and timing of which are uncertain. The Company has generated losses since inception and has established a valuation allowance to offset deferred tax assets as of August 31, 2021 and November 30, 2020 due to the uncertainty of realizing future tax benefits from its net operating loss (NOL) carryforwards and other deferred tax assets.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act) was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, allows NOLs incurred in taxable years 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. The fiscal 2020 tax benefit was primarily due to the carryback of NOLs to prior taxable years as allowed under the CARES Act. In fiscal 2020, the Company filed refund claims of $19.6 million to carryback NOLs generated in fiscal years ended November 30, 2018 and 2019. These refund claims were approved by Congressional Joint Committee on Taxation during the three months ended August 31, 2021. As of August 31, 2021, the Company has received the full amount of these refund claims.

In February 2018, the Internal Revenue Service (IRS) commenced an examination of the Company’s U.S. income tax returns for the tax years ending in 2016, 2017, 2018 and 2019. As of the August 31, 2021, the examination procedures are substantially complete and the Company expects the IRS exam to be formally closed in 2021. Additionally, in January 2019, the California Franchise Tax Board (FTB) initiated an examination of the Company’s California tax return for the years ending in 2015, 2016, 2017, and 2018. During the three months ended August 31, 2021, the FTB issued a proposed audit assessment related to revenue sourcing that would result in additional income tax expense and interest for a cash liability of approximately $0.6 million. The Company does not agree with the FTB position and intends to challenge the assessment. Pursuant to a measurement analysis, the Company has not recorded an unrecognized tax benefit related to the FTB’s sourcing position.

11. Net Loss Per Share

The following table sets forth the computation of the Company’s basic and diluted net loss per share attributable to common stockholders, which excludes shares which are legally outstanding but subject to repurchase by the Company (in thousands, except share and per share data):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2021	2020(1)	2021	2020(1)
Numerator:
Net loss	$(28,835)	$(18,517)	$(79,492)	$(23,328)
Denominator:
Weighted-average number of shares outstanding, basic and diluted	44,374,389	16,937,934	42,344,420	8,052,905
Net loss per share attributable to common stockholders, basic and diluted	$(0.65)	$(1.09)	$(1.88)	$(2.90)
(1)	Q3 2020 Revision of Net Loss per Share

During the fourth quarter of 2020, the Company identified an error in the computation and disclosure of the basic and diluted weighted-average number of shares outstanding and the basic and diluted net loss per share for the three and nine months ended August 31, 2020 included in its Quarterly Report on Form 10-Q for the period ended August 31, 2020. The error primarily resulted from the inclusion of the absolute number of shares converted from redeemable convertible preferred stock into common stock rather than the weighted-average number of shares converted from redeemable convertible preferred stock into common stock as a result of the closing of the IPO. The Company evaluated the materiality of the error in accordance with SEC Staff Accounting Bulletin No. 99, Materiality and ASC 250, Accounting for Changes and Error Corrections, and concluded the error was not material to the previously issued condensed consolidated financial statements. However, the Company has revised its previously reported basic and diluted weighted-average number of shares outstanding and basic and diluted net loss per share, which decreased the weighted-average number of shares outstanding from 31,383,936 to 16,937,934 and increased the basic and diluted net loss per share from $0.59 to $1.09 for the three months ended August 31, 2020. It also decreased the weighted-average number of shares outstanding from 27,688,972 to 8,052,905 and increased the basic and diluted net loss per share from $0.84 to $2.90 for the nine months ended August 31, 2020.

The following potentially dilutive securities were excluded from the computation of the diluted net income (loss) per share of common stock for the periods presented because their effect would have been anti-dilutive:

	Three and Nine Months Ended August 31,
	2021	2020
Options to purchase common stock	5,593,412	3,460,677
Options early exercised subject to vesting	76,175	164,892
Shares expected to be purchased under employee stock purchase plan	43,274	62,104
Restricted stock	20,000	—
Total	5,732,861	3,687,673

12. Related Party Transactions

 The Company’s Chief Financial Officer is a trustee for the Company’s healthcare plan provider. Expenses related to the healthcare plan premiums were $0.7 million and $0.4 million for the three months ended August 31, 2021 and 2020, respectively, and $1.8 million and $1.2 million for the nine months ended August 31, 2021 and 2020, respectively. As of August 31, 2021 and November 30, 2020, $0 was recorded in accrued liabilities and accounts payable in connection with this healthcare plan provider.

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

Since inception, we have generally incurred significant losses and negative cash flows from operations. During the nine months ended August 31, 2021 and 2020, we incurred net losses of $79.5 million and $23.3 million, respectively. As of August 31, 2021, we had an accumulated deficit of $183.2 million. These losses have resulted primarily from costs incurred in connection with research and development activities and general and administrative costs associated with our operations.

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

As of August 31, 2021, we had $465.4 million in cash, cash equivalents and investments. In July 2020, we closed our initial public offering and issued 12,550,000 shares of our common stock (including the exercise by the underwriters of their option to purchase an additional 1,550,000 shares of common stock in August 2020) at a price to the public of $19.00 per share for net proceeds of approximately $218.1 million, after deducting underwriting discounts and commissions of $16.7 million and expenses of $3.6 million. In March 2021, we completed a follow-on offering and issued 5,175,000 shares of our common stock (including the exercise by the underwriters of their option to purchase an additional 675,000 shares of common stock) at a price to the public of $31.00 per share for net proceeds of approximately $150.2 million, after deducting underwriting discounts and commissions of $9.6 million and expenses of $0.6 million. We expect that our existing cash, cash equivalents and investments are sufficient to fund our operations for at least the next 12 months. See the section titled “—Liquidity and Capital Resources” for more information. We will need to raise substantial additional capital to complete the development and commercialization of our drug candidates and pursue our long-term business plan. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing and distribution arrangements. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans.

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

Upon signing the Gilead Agreement, Gilead paid us an upfront payment of $45.0 million plus $3.0 million in additional fees. Since the signing of the Gilead Agreement, we have received payments of $13.5 million for research milestones and additional payments, including $2.5 million which was received in the third quarter of 2021. Additionally, in August 2021, we recognized a research milestone, resulting in a $5.0 million additional payment, which will be received in the fourth quarter of 2021. As of August 31, 2021, we are eligible to receive up to approximately $2.3 billion in total additional payments based on certain additional fees, payments and the successful completion of certain preclinical, clinical, development and sales milestones. In addition, we are eligible to receive tiered royalties from mid-single digit to low tens percentages on annual net sales from any commercial products directed to the optioned collaboration targets, subject to certain reductions and excluding sales in the United States of any products for which we exercise our option to co-develop and co-promote, for which we share profits and losses evenly.

We recognized collaboration revenue from the Gilead Agreement of $6.1 million and $12.5 million during the three and nine months ended August 31, 2021, respectively, and $2.1 million and $6.9 million during the three and nine months ended August 31, 2020, respectively. As of August 31, 2021, there was $39.1 million of deferred revenue related to payments received by us under the Gilead Agreement.

Sanofi Collaboration and License Agreement

In December 2019, we entered into a strategic collaboration with Genzyme Corporation, a subsidiary of Sanofi, which became effective in January 2020 (as subsequently expanded and amended, the Sanofi Agreement), to discover, develop and commercialize a pipeline of targeted protein degradation drugs for patients with challenging diseases in multiple therapeutic areas using our DELigase platform to identify small molecules designed to induce degradation of three specified initial drug targets. In January 2021, as part of the existing collaboration, Sanofi paid us $22.0 million to exercise its option to expand the number of targets in the collaboration agreement from three to a total of five targets. Over time and subject to certain limitations, Sanofi may elect to replace the drug targets with other reserved targets. We also entered into the First Sanofi Amendment to the collaboration agreement with Sanofi in January 2021 to modify the research term on all targets.

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

Upon signing the Sanofi Agreement, Sanofi paid us an upfront payment of $55.0 million in January 2020. Subsequently in January 2021, Sanofi paid us an additional $22.0 million to exercise its option to expand the number of targets beyond the initial targets included in the collaboration. We are eligible to receive additional payments if Sanofi exercises an option to extend the license term with respect to a particular target. Since the signing of the Sanofi Agreement, we have received a payment of $1.0 million for research milestones, all of which was received in the third quarter of 2021. As of August 31, 2021, we are eligible to receive up to approximately $2.5 billion in total payments based on certain additional fees, payments and the successful completion of certain research, development, regulatory and sales milestones, as well as tiered royalties ranging from mid-single digit to low teen percentages on annual net sales of any commercial products that may result from the collaboration, subject to certain reductions and excluding sales in the United States of any products for which we exercise our option to co-develop and co-promote, for which we share profits and losses evenly.

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

We recognized collaboration revenue from the Sanofi Agreement of $4.2 million and $9.8 million during the three and nine months ended August 31, 2021, respectively, and $2.0 million and $4.2 million during the three and nine months ended August 31, 2020, respectively. As of August 31, 2021, there was $62.5 million of deferred revenue related to payments received by us under the Sanofi Agreement.

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

Results of Operations

Comparison of the Three and Nine Months Ended August 31, 2021 and 2020

	Three Months Ended August 31,		Change	Nine Months Ended August 31,		Change
(in thousands)	2021	2020		$2021	2020	$
Collaboration revenue	$10,252	$4,085	$6,167	$22,354	$11,131	$11,223
Operating expenses:
Research and development	30,906	18,939	11,967	79,903	46,049	33,854
General and administrative	8,343	4,338	4,005	22,384	10,057	12,327
Total operating expenses	39,249	23,277	15,972	102,287	56,106	46,181
Loss from operations	(28,997)	(19,192)	(9,805)	(79,933)	(44,975)	(34,958)
Interest and other income, net	39	675	(636)	528	1,071	(543)
Loss before income taxes	(28,958)	(18,517)	(10,441)	(79,405)	(43,904)	(35,501)
Provision (benefit) for income taxes	(123)	—	(123)	87	(20,576)	20,663
Net loss	$(28,835)	$(18,517)	$(10,318)	$(79,492)	$(23,328)	$(56,164)

Collaboration Revenue

Our collaboration revenue for the three and nine months ended August 31, 2021 and 2020 is summarized as follows:

	Three Months Ended August 31,		Change	Nine Months Ended August 31,		Change
(in thousands)	2021	2020		$2021	2020	$
Gilead	6,056	2,089	3,967	12,522	6,912	5,610
Sanofi	4,196	1,996	2,200	9,832	4,219	5,613
Total collaboration revenue	$10,252	$4,085	$6,167	$22,354	$11,131	$11,223

Our collaboration revenue increased by $6.2 million and $11.2 million during the three and nine months ended August 31, 2021, respectively, compared to the three and nine months ended August 31, 2020. The increase was primarily due to the continued scale up of internal resources and external spending for our collaborations with Sanofi and Gilead as compared to the prior periods, resulting in a higher percentage of completion in the current periods. The increase was also due to partial revenue recognized during the three and nine months ended August 31, 2021 for the achievement of certain preclinical milestones under our collaborations with Gilead and Sanofi.

Research and Development Expenses

Our research and development expenses for the three and nine months ended August 31, 2021 and 2020 are summarized as follows:

	Three Months Ended August 31,		Change	Nine Months Ended August 31,		Change
(in thousands)	2021	2020		$2021	2020	$
Compensation and related personnel costs	$9,968	$5,824	$4,144	$26,832	$15,520	$11,312
Stock-based compensation	2,212	566	1,646	5,450	930	4,520
Supplies and contract research	9,910	8,008	1,902	26,389	16,969	9,420
Preclinical activities and contract manufacturing	4,033	2,238	1,795	8,926	6,220	2,706
Clinical costs	1,583	86	1,497	3,526	180	3,346
Facility and other costs	3,200	2,217	983	8,780	6,230	2,550
Total research and development expenses	$30,906	$18,939	$11,967	$79,903	$46,049	$33,854

Our research and development expenses increased by $12.0 million during the three months ended August 31, 2021, compared to the three months ended August 31, 2020. The increase was primarily related to an increase of $4.1 million in compensation and related personnel costs attributable to an increase in headcount. There was also an increase of $1.6 million in non-cash stock-based compensation expense. There was also an increase of $1.9 million in supplies and contract research, an increase of $1.8 million in preclinical activities and contract manufacturing attributable to increases in our preclinical development activities and drug discovery research and an increase of $1.5 million in clinical costs due to ongoing clinical trial startup and patient enrollment.

Our research and development expenses increased by $33.9 million during the nine months ended August 31, 2021, compared to the nine months ended August 31, 2020. The increase was primarily related to an increase of $11.3 million in compensation and related personnel costs attributable to an increase in headcount and an increase of $4.5 million in non-cash stock-based compensation expense. There was also an increase of $9.4 million in supplies and contract research and an increase of $2.7 million in preclinical activities and contract manufacturing attributable to increases in our preclinical development activities and drug discovery research and an increase of $3.3 million in clinical costs due to the start of clinical trial startup and patient enrollment. There was also an increase in facility and other costs of $2.6 million primarily due to expansion of leased premises and other costs associated with a growing company.

General and Administrative Expenses

Our general and administrative expenses increased by $4.0 million during the three months ended August 31, 2021, compared to the three months ended August 31, 2020. The increase was primarily related to an increase of $1.2 million in compensation related expenses attributable to a higher headcount and an increase of $1.6 million in non-cash stock-based compensation expense. There was also an increase of $0.9 million in consultant and other professional service expenses primarily related to becoming a public company.

Our general and administrative expenses increased by $12.3 million during the nine months ended August 31, 2021, compared to the nine months ended August 31, 2020. The increase was primarily related to an increase of $3.6 million in compensation related expenses attributable to a higher headcount and an increase of $4.7 million in non-cash stock-based compensation expense. There was also an increase of $3.0 million in consultant and other professional service expenses primarily related to becoming a public company.

Interest and Other Income, Net

Interest and other income, net was $39 thousand and $0.5 million for the three and nine months ended August 31, 2021, respectively, and $0.7 million and $1.1 million for the three and nine months ended August 31, 2020, respectively, and is primarily related to interest earned on our deposits, money market funds and investments.

Provision (Benefit) for Income Taxes

An income tax benefit of $0.1 million and an income tax expense of $0.1 million was recognized for the three and nine months ended August 31, 2021, respectively. No income tax was recognized during the three months ended August 31, 2020. For the nine months ended August 31, 2020, an income tax benefit of $20.6 million was recognized related to a discrete tax benefit, which consists of carryback claims and the reversal of the uncertain tax liability related to research and development tax credits as a result of the CARES Act.

Liquidity and Capital Resources

Sources of Liquidity

Our initial public offering closed on July 28, 2020 at which time we issued 11,000,000 shares of our common stock at a price to the public of $19.00 per share. In addition, the underwriters exercised their option to purchase an additional 1,550,000 shares of our common stock on July 31, 2020, and this transaction closed on August 4, 2020. Net proceeds from our initial public offering were approximately $218.1 million, after deducting underwriting discounts and commissions of $16.7 million and expenses of $3.6 million. In March 2021, we completed a follow-on offering and issued 5,175,000 shares of our common stock (including the exercise by the underwriters of their option to purchase an additional 675,000 shares of common stock) at a price to the public of $31.00 per share for net proceeds of approximately $150.2 million, after deducting underwriting discounts and commissions of $9.6 million and expenses of $0.6 million.

To date, our operations have primarily been funded through the gross proceeds from equity offerings of $546.0 million and proceeds from collaborations of $289.5 million. We do not have any products approved for sale, and we have not generated any revenue from product sales. As of August 31, 2021, we had $465.4 million in cash, cash equivalents and investments.

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

We have a shelf registration statement on Form S-3 on file with the SEC. This shelf registration statement, which includes a base prospectus, allows us at any time to offer and sell registered common stock, preferred stock, debt securities, warrants, subscriptions rights and or units or any combination of securities described in the prospectus in one or more offerings. In addition, in August 2021, we entered into an Equity Distribution Agreement with Piper Sandler & Co. (Piper Sandler) pursuant to which, from time to time, we may offer and sell through Piper Sandler up to $150.0 million of the common stock registered under the shelf registration statement pursuant to one or more “at the market” offerings. We are not required to sell any shares at any time during the term of the Equity Distribution Agreement. We agreed to pay Piper Sandler a commission of 3% of the gross sales price of any shares sold pursuant to the Equity Distribution Agreement. As of August 31, 2021, we have not sold any shares of common stock pursuant to the Equity Distribution Agreement and $150.0 million in shares remained available under the Equity Distribution Agreement.

Unless otherwise specified in a prospectus supplement accompanying the base prospectus, we would use the net proceeds from the sale of any securities offered pursuant to the shelf registration statement for general corporate purposes, which may include funding for working capital, financing capital expenditures, research and development, clinical trials, marketing and distribution efforts, and if opportunities arise, for acquisitions or strategic alliances. Pending such uses, we may invest the net proceeds in interest-bearing securities. In addition, we may conduct concurrent or other financings at any time.

Our future funding requirements will depend on many factors, including the following:

•

the progress, costs and results of our planned Phase 1 clinical trials for our lead drug candidates NX-2127, NX-1607, NX-5948 and DeTIL-0255 and other drug candidates, and any future clinical development of such drug candidates;

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

Cash flows

The following table summarizes our cash flows during the periods indicated:

	Nine Months Ended August 31,
(in thousands)	2021	2020
Cash (used in) provided by operating activities	$(53,454)	$20,402
Cash used in investing activities	(71,728)	(129,841)
Cash provided by financing activities	153,382	340,150
Net increase in cash, cash equivalents and restricted cash	$28,200	$230,711

 Operating activities

Net cash used in operating activities was $53.5 million for the nine months ended August 31, 2021 and consisted of our net loss of $79.5 million, offset by a decrease in net assets of $11.8 million and non-cash adjustments of $14.2 million. The decrease in net assets consisted primarily of an increase in deferred revenue of $8.1 million, a decrease in income tax receivable of $3.6 million due to refunds received, an increase in accrued and other liabilities of $2.8 million and a decrease in contract assets of $2.5 million due to payments received under the Gilead Agreement, offset by an increase in prepaid expenses and other assets of $6.0 million primarily due to increased prepaid clinical costs. Non-cash adjustments primarily consisted of stock-based compensation expenses of $11.0 million and depreciation and amortization expenses of $2.0 million.

Net cash provided by operating activities was $20.4 million for the nine months ended August 31, 2020 and consisted of a decrease in net assets of $40.3 million and non-cash adjustments of $3.4 million, offset by our net loss of $23.3 million. The decrease in net assets consisted primarily of an increase in deferred revenue of $47.4 million, offset by an increase in prepaid expenses and other assets of $4.4 million and an increase in income tax receivable of $3.9 million. Non-cash adjustments primarily consisted of stock-based compensation expenses of $1.8 million and depreciation and amortization expenses of $1.5 million.

Investing activities

Net cash used in investing activities was $71.7 million for the nine months ended August 31, 2021 and consisted of the purchase of investments of $257.8 million and the purchase of property and equipment of $4.8 million, offset by the sale of investments of $7.0 million and the maturity of investments of $183.9 million.

Net cash used in investing activities was $129.8 million for the nine months ended August 31, 2020 and consisted of the purchase of investments of $141.1 million and the purchase of property and equipment of $3.6 million, offset by the maturity of investments of $14.9 million.

Financing activities

Net cash provided by financing activities was $153.4 million for the nine months ended August 31, 2021 and consisted primarily of proceeds from the issuance of common stock from the follow-on offering in March 2021.

Net cash provided by financing activities was $340.2 million for the nine months ended August 31, 2020 and consisted primarily of net proceeds from the issuance of common stock related to our initial public offering in July 2020 and the sale of our Series D redeemable convertible preferred stock in March 2020.

Contractual Obligations and Other Commitments

The following table summarizes our contractual obligations as of August 31, 2021:

	Payments due by period
(in thousands)	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Operating lease obligations	$796	$10,806	$6,728	$—	$18,330
Total contractual obligations	$796	$10,806	$6,728	$—	$18,330

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

In addition, we intend to rely on the other exemptions and reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if as an EGC we intend to rely on such exemptions, we are not required to, among other things: (i) provide an auditor’s attestation report on our system of internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002; (ii) provide all of the compensation disclosure that may be required of non-EGCs under the Dodd-Frank Wall Street Reform and Consumer Protection Act; (iii) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis); and (iv) disclose certain executive compensation-related items such as the correlation between executive compensation and performance and comparisons of the Chief Executive Officer’s compensation to median employee compensation. As of November 30, 2021, we will lose our status as an EGC and will no longer be able to take advantage of the exemptions from various reporting requirements beginning with our annual report for the fiscal year ending November 30, 2021 to be filed in 2022.

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

Our critical accounting policies and more significant areas involving management’s judgments and estimates used in preparation of our financial statements are discussed in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2020 Form 10-K. Other than the updated policy on revenue recognition disclosed in Note 2, Summary of Significant Accounting Policies, to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, there have been no significant changes to these policies for the three and nine months ended August 31, 2021.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President and Chief Executive Officer and our Chief Financial Officer, our principal executive officer and principal accounting and financial officer, respectively, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of August 31, 2021.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our President and Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our President and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of August 31, 2021 due to the material weakness in our internal control over financial reporting described below. In light of this fact, our management has performed additional analyses, reconciliations, and other post-closing procedures and has concluded that, notwithstanding the material weakness in our internal control over financial reporting, the consolidated financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

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

Changes in Internal Control Over Financial Reporting

As part of our remediation plan discussed above, we continued formalizing documentation of policies and procedures and evaluating the implementation of new and existing controls during the quarter ended August 31, 2021. Such remediation actions were changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended August 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•

We are very early in our development efforts. We only recently initiated clinical development of our first two drug candidates and all of our other drug candidates are in preclinical development. If we are unable to advance to clinical development, develop, obtain regulatory approval for and commercialize our drug candidates or experience significant delays in doing so, our business may be materially harmed.

•	Our limited operating history may make it difficult to evaluate the success of our business to date and to assess our future viability.
•

If serious adverse events, undesirable side effects, or unexpected characteristics are identified during the development of any drug candidates we may develop, we may need to abandon or limit our further clinical development of those drug candidates.

•

We only recently initiated testing of our two lead drug candidates in clinical trials, and we have not tested any of our other drug candidates in clinical trials. The results of preclinical studies and early-stage clinical trials may not be predictive of future results. Initial success in clinical trials may not be indicative of results obtained when these trials are completed or in later-stage trials.

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

•

We rely on clinical manufacturing organizations (CMOs) for the manufacture of both drug substance and finished drug product for our drug candidates for preclinical testing and expect to continue to do so for our clinical trials and commercialization. This reliance on third parties may increase the risk that we will not have sufficient quantities of our drug candidates or products or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts.

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

Our net loss was $43.2 million for the fiscal year ended November 30, 2020 and $79.5 million for the nine months ended August 31, 2021. As of August 31, 2021, we had an accumulated deficit of $183.2 million. To date, we have not generated any revenue from product sales and have financed our operations primarily through our collaborations and sales of our equity interests. We are in the early stages of development of our drug candidates. We filed an IND for NX-2127 in December 2020 and received clearance by the FDA to initiate human clinical trials. Clinical sites are actively recruiting patients for our Phase 1 clinical trials of NX-2127 and NX-1607 and we expect our other two most advanced drug candidates to enter clinical trials in 2021. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We anticipate that our operating expenses and capital expenditure requirements will increase substantially if and as we:

•	increase enrollment in the ongoing Phase 1 clinical trials of our drug candidates NX-2127 and NX-1607;
•	initiate clinical trials of our other drug candidates NX-5948, DeTIL-0255 and other drug candidates;
•	enter advanced clinical development and scale up external manufacturing capabilities to supply clinical trials;
•	expand the capabilities of our DELigase platform and apply our DELigase platform to advance additional drug candidates into preclinical and clinical development;
•	conduct process development for manufacturing of our DeTIL cell therapy products;
•	seek marketing approvals for any drug candidates that successfully complete clinical trials;
•	ultimately establish a sales, marketing and distribution infrastructure and scale up external manufacturing capabilities to commercialize any products for which we may obtain marketing approval;
•	expand, maintain and protect our intellectual property portfolio;
•	hire additional clinical, regulatory, manufacturing, quality assurance and scientific personnel; and
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

We only recently commenced clinical development of our drug candidates NX-2127 and NX-1607, and we currently are preparing to initiate clinical development of our other most advanced drug candidates. We expect that it will be many years, if ever, before we have a drug candidate ready for commercialization. We may never succeed in these activities and, even if we do, may never generate revenues that are significant enough to achieve profitability. To become and remain profitable, we must succeed in developing, obtaining marketing approval for and commercializing products that generate significant revenue. This will require us to be successful in a range of challenging activities, including completing preclinical testing and clinical trials of our drug candidates, discovering additional drug candidates, establishing and maintaining arrangements with third parties for the manufacture of clinical supplies of our drug candidates, obtaining marketing approval for our drug candidates and manufacturing, marketing, selling and obtaining reimbursement for any products for which we may obtain marketing approval.

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

We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we conduct our Phase 1 clinical trials of NX-2127 and NX-1607, and work to prepare for IND submissions and initiate planned Phase 1 clinical trials of our other lead drug candidates NX-5948 and DeTIL-0255 and other drug candidates, grow our pipeline of drug candidates, expand the breadth of our DELigase platform, continue research and development, and initiate additional clinical trials of and potentially seek marketing approval for our lead programs and other drug candidates. In addition, if we obtain marketing approval for any of our drug candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, reimbursement, and sales and distribution. Furthermore, we expect to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we may be required to delay, limit, reduce or terminate our research, product development programs or any future commercialization efforts or grant rights to develop and market drug candidates that we otherwise would prefer to develop and market ourselves.

We had cash, cash equivalents and investments of $465.4 million as of August 31, 2021. We believe that our existing cash, cash equivalents and investments, will be sufficient to fund our operating expenses and capital expenditure requirements through at least the next 12 months. However, our future capital requirements and the period for which we expect our existing resources to support our operations may vary significantly from what we expect, and we may need to seek additional funds sooner than planned. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans. Our future capital requirements will depend on many factors, including:

•

the progress, costs and results of our Phase 1 clinical trials for NX-2127 and NX-1607 and our planned Phase 1 clinical trials for our other drug candidates NX-5948, DeTIL-0255 and other drug candidates, and any future clinical development of such drug candidates;

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

We are very early in our development efforts. All of our drug candidates are either in preclinical development or have only recently entered clinical development, and their risk of failure is high. We have invested substantially all of our efforts and financial resources in building our DELigase platform, in the identification and preclinical development of our current drug candidates, and in the preparation for and initiation of Phase 1 clinical trials for our lead drug candidates. Our ability to generate revenue from product sales, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of one or more of our drug candidates. The success of our drug candidates will depend on several factors, including the following:

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

We only recently initiated clinical development of NX-2127 and we have limited safety data of NX-2127 in humans. Although some of our drug candidates have produced observable results in animal studies, there is a limited safety data set for their effects in animals. These drug candidates may not demonstrate the same chemical and pharmacological properties in humans, and may interact with human biological systems in unforeseen, ineffective or harmful ways. As such, there may be adverse effects from treatment with any of our current or future drug candidates that we cannot predict at this time.

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

All of our drug candidates are either in preclinical development or have only recently entered clinical development, and their risk of failure is high. We are unable to predict when or if any of our drug candidates will prove effective or safe in humans or will receive marketing approval. Before obtaining marketing approval from regulatory authorities for the sale of any drug candidate, we must conduct extensive clinical trials to demonstrate the safety and efficacy of our drug candidates in humans. Before we can commence clinical trials for a drug candidate, we must complete extensive preclinical testing and studies that support our planned INDs in the United States or similar applications in other jurisdictions. We cannot be certain of the timely completion or outcome of our preclinical testing and studies and cannot predict if the FDA or similar regulatory authorities outside the United States will accept our proposed clinical programs or if the outcome of our preclinical testing and studies ultimately will support the further development of our programs. For example, the FDA has notified us that the IND for our planned Phase 1 trial of DeTIL-0255 was placed on clinical hold pending receipt of additional chemistry, manufacturing and controls (CMC) information relating to a reagent used in the drug candidate’s manufacturing process. We have submitted our complete response letter to the FDA regarding this CMC matter and currently expect to be in a position to initiate our Phase 1 trial of DeTIL-0255 in the second half of 2021. However, if the additional information we provided to the FDA is not satisfactory, the initiation of the DeTIL-0255 trial may be delayed.

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

Further, cancer therapies sometimes are characterized as first-line, second-line, or third-line, and the FDA often approves new therapies initially only for third-line or later use, meaning for use after two or more other treatments have failed. When cancer is detected early enough, first-line therapy, usually chemotherapy, hormone therapy, immunotherapy, radiation therapy, surgery, targeted therapy or a combination of these, is sometimes adequate to cure the cancer or prolong life without a cure. Second- and third-line therapies are administered to patients when prior therapy is not effective. Our planned clinical trials for our drug candidates NX-2127, NX-1607, NX-5948 and DeTIL-0255 will be with patients who have received one or more prior treatments. Subsequently, for those products that prove to be sufficiently beneficial, if any, we would expect to seek approval potentially as a first-line therapy, but any drug candidates we develop, even if approved, may not be approved for first-line therapy, and, prior to any such approvals, we may have to conduct additional clinical trials.

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

Clinical sites are actively recruiting patients for our clinical trials for NX-2127 and NX-1607. The results of preclinical studies and early-stage clinical trials may not be predictive of future results. Initial success in clinical trials may not be indicative of results obtained when these trials are completed or in later-stage trials.

The results of preclinical studies may not be predictive of the results of clinical trials, and the results of any early-stage clinical trials we commence may not be predictive of the results of the later-stage clinical trials. In addition, initial success in clinical trials may not be indicative of results obtained when such trials are completed. In particular, the small number of patients in our planned early clinical trials may make the results of these trials less predictive of the outcome of later clinical trials. For example, even if successful, the results of our initial clinical trials for NX-2127 and NX-1607 and of our planned Phase 1 clinical trials of our other drug candidates NX-5948 and DeTIL-0255 and other drug candidates may not be predictive of the results of further clinical trials of these drug candidates or any of our other drug candidates. Moreover, preclinical and clinical data often are susceptible to varying interpretations and analyses, and many companies that have believed their drug candidates performed satisfactorily in preclinical studies and clinical trials nonetheless have failed to obtain marketing approval of their products. Our future clinical trials may not ultimately be successful or support further clinical development of any of our drug candidates. There is a high failure rate for drug candidates proceeding through clinical trials. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in clinical development even after achieving encouraging results in earlier studies. Any such setbacks in our clinical development could materially harm our business, results of operations, financial condition and prospects.

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

We may not be able to initiate or continue clinical trials for our drug candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or similar regulatory authorities outside of the United States. In particular, clinical sites are actively recruiting patients for our Phase 1 clinical trial for NX-2127 in patients with CLL and other B-cell malignancies and for NX-1607 in patients with a variety of oncology indications. We cannot predict how difficult it will be to enroll patients for trials in these indications. Therefore, our ability to identify and enroll eligible patients for our NX-2127 and NX-1607 clinical trials may be limited or may result in slower enrollment than we anticipate. In addition, some of our competitors have ongoing clinical trials for drug candidates that treat the same indications as our drug candidates, and patients who otherwise would be eligible for our planned clinical trials instead may enroll in clinical trials of our competitors’ drug candidates. Moreover, the size of the relevant patient populations for the diseases that our lead drug candidates target are small and as more companies begin to focus attention and resources on drug candidates to treat the same indications as our drug candidates we may experience delays or be unable to successfully recruit and enroll a sufficient number of eligible patients in our clinical trials. Patient enrollment is affected by other factors including:

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

We are aware of several biotechnology companies focused on developing small molecules that degrade target proteins including Arvinas, Inc., BioTheryX, Inc., C4 Therapeutics, Inc., Cullgen Inc., Foghorn Therapeutics Inc., Kymera Therapeutics, Inc. and Monte Rosa Therapeutics, all of which currently are in preclinical or clinical development. Further, several large pharmaceutical companies have disclosed preclinical investments in this field, including Amgen Inc., AstraZeneca plc, Bayer AG, Bristol-Myers Squibb Company, Genentech, Inc., GlaxoSmithKline plc and Novartis International AG.

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

We rely on third-party clinical research organizations (CROs) to conduct our Phase 1 clinical trial programs for NX-2127 and NX-1607, and we will rely on third-party CMOs to conduct our planned Phase 1 clinical trial programs for NX-5948 and DeTIL-0255, and any other clinical trials for other drug candidates. We currently do not plan to conduct any clinical trials independently.

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

Our ability to commercialize any drug candidates successfully also will depend in part on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from government healthcare programs, private health insurers and other organizations, and if reimbursement and coverage is available, the level of reimbursement and coverage. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. Increasingly, government authorities and third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. Coverage and reimbursement may not be available for any product that we commercialize and, even if these are available, the level of reimbursement may not be satisfactory. Reimbursement may affect the demand for, or the price of, any drug candidate for which we obtain marketing approval. Obtaining and maintaining adequate reimbursement for our products may be difficult. We may be required to conduct expensive pharmacoeconomic studies to justify coverage and reimbursement or the level of reimbursement relative to other therapies. If coverage and adequate reimbursement are not available or reimbursement is available only to limited levels, we may not be able to successfully commercialize any drug candidate for which we obtain marketing approval.

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

Even if resolved in our favor, litigation or other legal proceedings relating to intellectual property claims may be time-consuming, cause us to incur significant expenses, and could distract our technical and management personnel from their normal responsibilities and ongoing business operations. If we are unable to avoid infringing the patent rights of others, we may be required to seek a license, defend an infringement action or challenge the validity of the patents in court, or redesign our future products or processes. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock. Such litigation or proceedings could substantially increase our operating losses and reduce the resources available for development activities or any future sales, marketing or distribution activities. Unlike some of our larger competitors and other third parties, we may not have sufficient financial or other resources to conduct such litigation or proceedings adequately. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation or administrative proceedings, there is a risk that some of our confidential information could be compromised by disclosure. Uncertainties resulting from the litigation of patent litigation and other proceedings could delay our research and development efforts, adversely affect our ability to raise additional funds, and could limit our ability to continue our operations. Any of the foregoing could have a material adverse effect on our business.

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

The United Kingdom’s exit from the European Union (EU) continues to create political and economic uncertainty, particularly in the United Kingdom and the EU. The UK is now being treated as a ‘third country’ by the EU and new UK legislation has taken effect. This means that some regulatory activities, such as batch testing and Qualified Person certification conducted in Great Britain is no longer recognized in the EU. However, the UK and EU have concluded a Trade and Cooperation Agreement (TCA), which has been approved by the UK Parliament, European Council and European Parliament and has limited the disruption to the supply of medicines, particularly by enabling tariff and quota-free trade between the UK and the EU (provided that the rules of origin requirements are met), and has streamlined some issues, for example by enabling mutual recognition of good manufacturing practice (GMP) inspections and certificates. The regulatory framework for medicines that existed before the end of the transition period has also effectively been preserved in UK domestic legislation as ‘retained EU law.’ By retaining a snapshot of EU legislation at its core, the UK has prevented substantial divergence to the regulation of medicines (although divergence has appeared in some areas). However, some changes to the UK legislation have been immediately necessary, including the implementation of the Northern Ireland Protocol (NIP), pursuant to which, the EU pharmaceutical legal framework acquis continues to apply in Northern Ireland (subject to periodic consent of the Northern Ireland Legislative Assembly), and only products compliant with EU law can be placed in the Northern Ireland market - adding an extra layer of regulatory complexity. As companies now need to comply with a separate UK regulatory legal framework in order to commercialize medicinal products in Great Britain (namely, England, Wales and Scotland, as EU law continues to apply in Northern Ireland). The UK government is currently trying to renegotiate fundamental aspects of the Northern Ireland Protocol so this is an unpredictable area for companies in the near future. The TCA allows for future deviation from the current regulatory framework and it is not known if and/or when any deviations may occur, which may have an impact on development, manufacture, marketing authorization, commercial sales and distribution of pharmaceutical products. It is also important to note that obtaining a marketing authorization is not sufficient to gain effective access to the market in the EU and in the UK;

companies still need to agree a reimbursement price for the products and in some jurisdictions, such as the UK and Germany, a further positive recommendation from health technology on cost-effectiveness is required for the products to be actually prescribed and reimbursed by the respective national health systems (see below).If we fail to comply with the regulatory requirements in international markets and thus receive applicable marketing approvals, our target market will be reduced, our ability to realize the full market potential of our drug candidates will be harmed and our business will be adversely affected. We may not obtain foreign regulatory approvals on a timely basis, if at all. Our failure to obtain approval of any of our drug candidates by regulatory authorities in another country may significantly diminish the commercial prospects of that drug candidate and our business prospects could decline.

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

An orphan product can also obtain an additional two years of orphan market exclusivity in the European Union if the marketing authorization application contains the results of all pediatric studies conducted in accordance with and agreed pediatric investigation plan. The 10 year market exclusivity may be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria for orphan designation; for example, if the product is sufficiently profitable not to justify maintenance of market exclusivity.

The UK’s regulatory legal framework provides for similar periods of protection (namely regulatory data protection, marketing protection and market exclusivity).

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

•

the federal Food, Drug, and Cosmetic Act which among other things, strictly regulates drug marketing, prohibits manufacturers from marketing such products for off-label use or misbranding or adulterating their products, and regulates the distribution of samples;

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

To date, there have been several recent U.S. congressional inquiries and proposed and enacted state and federal legislation and regulation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient support programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. For example, included in the Consolidated Appropriations Act, 2021 were several drug price reporting and transparency measures, such as a new requirement for certain Medicare plans to develop tools to display Medicare Part D prescription drug benefit information in real time and for group and health insurance issuers to report information on pharmacy benefit and drug costs to the Secretaries of the Departments of Health and Human Services, Labor and the Treasury. Additionally, both Congress and the new Biden administration have each indicated that it will continue to seek new legislative and/or administrative measures to address prescription drug costs. For example, on July 9, 2021, President Biden issued an Executive Order to promote competition in the U.S. economy that included several initiatives addressing prescription drugs. Among other provisions, the Executive Order stated that the Biden administration will “support aggressive legislative reforms that would lower prescription drug prices, including by allowing Medicare to negotiate drug prices, by imposing inflation caps, and through other related reforms.” In response to the Executive Order, on September 9, 2021, the Department of Health and Human Services issued a Comprehensive Plan for Addressing High Drug Prices that identified potential legislative policies and administrative tools that Congress and the agency can pursue in order to make drug prices more affordable and equitable, improve and promote competition throughout the prescription drug industry, and foster scientific innovation. Congress has also continued to conduct inquiries into the prescription drug industry’s pricing practices.

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

The ongoing global pandemic of COVID-19, including the resurgence of cases relating to the spread of the Delta variant, is impacting worldwide economic activity and poses the risk that we or our employees, contractors, suppliers, and other partners may be prevented from conducting business activities for an indefinite period of time, including due to shutdowns that may be requested or mandated by governmental authorities. Although it is not possible at this time to estimate the impact that COVID-19 could have on our business, the continued spread of COVID-19 and the measures taken by the governments of countries affected could disrupt the supply chain and the manufacture or shipment of both drug substance and finished drug product for our drug candidates for preclinical testing and clinical trials, cause diversion of healthcare resources away from the conduct of preclinical and clinical trial matters to focus on pandemic concerns, limit travel in a manner that interrupts key trial activities, such as trial site initiations and monitoring, delay regulatory filings with regulatory agencies in affected areas or adversely affect our ability to obtain regulatory approvals. Additionally, disruptions at the FDA, the EMA and other regulators, caused by global health concerns, including the COVID-19 pandemic, including delays in inspections of clinical trial or manufacturing sites required as part of the drug application review process, could result in delays of reviews and approvals of our drug candidates or our proposed clinical trials. For example, in response to the COVID-19 pandemic, on March 10, 2020, the FDA announced its intention to postpone most inspections of foreign manufacturing facilities and products inspections of domestic manufacturing facilities through April 2020. On March 18, 2020, the FDA announced its intention to temporarily postpone routine surveillance inspections of domestic manufacturing facilities and provided guidance regarding the conduct of clinical trials. On July 10, 2020, the FDA announced that it is working toward the goal of restarting on-site inspections it deems to be “mission critical.” On August 19, 2020, the FDA published guidance clarifying how it intends to conduct inspections during the COVID-19 pandemic, including how it plans to determine which inspections are “mission critical,” and published an updated form of this guidance on May 17, 2021. Additionally, on April 14, 2021, the FDA issued a guidance document in which the FDA described its plans to conduct voluntary remote interactive evaluations of certain drug manufacturing facilities and clinical research sites. According to the guidance, the FDA intends to request such remote interactive evaluations in situations where an in-person inspection would not be prioritized, deemed mission-critical, or where direct inspection is otherwise limited by travel restrictions, but where the FDA determines that remote evaluation would still be appropriate. It is unclear how FDA’s policies and guidance will impact any inspections of our facilities, including our clinical trial sites. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic.

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

As our development and commercialization plans and strategies develop, and as we continue our transition into operating as a public company, we expect to expand our employee base for managerial, operational, financial and other resources. In addition, we have limited experience in product development. We filed our first IND for NX-2127 in December 2020 and received clearance by the FDA to initiate human clinical trials. Clinical sites are actively recruiting patients for our Phase 1 clinical trials of NX-2127 and NX-1607 and we expect our other two most advanced drug candidates to enter clinical trials in 2021. As our drug candidates enter and advance through preclinical studies and clinical trials, we will need to expand our development, regulatory and manufacturing capabilities or contract with other organizations to provide these capabilities for us. In the future, we expect to have to manage additional relationships with collaborators or partners, suppliers and other organizations. Our ability to manage our operations and future growth will require us to continue to improve our operational, financial and management controls, reporting systems and procedures. We may not be able to implement improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls. Our inability to successfully manage our growth and expand our operations could have a material and adverse effect on our business, financial condition, results of operations and prospects.

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

The CCPA has prompted a number of proposals for new federal and state-level privacy legislation. Additional states have passed privacy laws, such as the Virginia Consumer Data Protection Act and the Colorado Privacy Act, both of which are similar to the CCPA. Such new privacy laws add additional complexity, requirements, restrictions and potential legal risk, require additional investment in resources for compliance programs, and could impact business strategies and the availability of previously useful data. The interplay of federal and state laws (e.g., in addition to California, Massachusetts and Nevada have adopted laws requiring the implementation of certain security measures to protect personal information, and all 50 states and the District of Columbia, Puerto Rico, the U.S. Virgin Islands and Guam have adopted breach notification laws) may be subject to varying interpretations by courts and government agencies, creating complex compliance issues for us and our customers and potentially exposing us to additional expense, adverse publicity and liability. Further, as regulatory focus on privacy, security and data use issues in the U.S. continues to increase and laws and regulations concerning the protection of personal information expand and become more complex, these potential risks to products and services could intensify.

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

Further, following the end of the Brexit Transition Period (on 31 December 2020) the EU GDPR has been implemented in the United Kingdom (as the UK GDPR) - non-compliance with which may lead to similar compliance and operational costs as the EU GDPR with potential fines of up to £17 million or 4% of global turnover. The UK GDPR site alongside the UK Data Protection Act 2018 which implements certain derogations in the EU GDPR into UK law. Under the UK GDPR, companies not established in the UK but who process personal information in relation to the offering of goods or services to individuals in the UK, or to monitor their behavior will be subject to the UK GDPR – the requirements of which are (at this time) largely aligned with those under the EU GDPR. However, the UK has not formally acknowledged the new EU Standard Contractual Clauses and on August 11, 2020, the UK Information Commissioner’s Office launched a public consultation on consulting on its own form of Standard Contractual Clauses and issuing a UK addendum that can be used with the EU Standard Contractual Clauses. The ICO is also consulting on its own form of UK Schrems II data transfer assessment. These developments may in turn, require us to develop separate approaches to international transfer from the EEA and the UK.

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

Based on the beneficial ownership of our common stock as of August 31, 2021, our executive officers, directors and affiliates beneficially owned a substantial percentage of our outstanding voting stock. As a result, these stockholders, if acting together, could have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, amendment of our organizational documents, any merger, consolidation or sale of all or substantially all of our assets and any other significant corporate transaction. The interests of these stockholders may not be the same as or may even conflict with your interests. For example, these stockholders could delay or prevent a change of control of our company, even if such a change of control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the prevailing market price of our common stock. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

We may choose to raise additional capital in the future, depending on market conditions, strategic considerations and operational requirements. For example, in March 2021, we sold an additional 5,175,000 shares of our common stock in a follow-on public offering. In addition, we currently have on file with the SEC a shelf registration statement on Form S-3 which allows us to offer and sell registered common stock, preferred stock, debt securities, warrants, subscriptions rights and or units from time to time pursuant to one or more offerings at prices and terms to be determined at the time of sale. In August 2021, we entered into an Equity Distribution Agreement with Piper Sandler & Co. (Piper Sandler) pursuant to which, from time to time, we may offer and sell through Piper Sandler up to $150.0 million of the common stock registered under the shelf registration statement pursuant to one or more “at the market” offerings. Sales of our common stock under the Equity Distribution Agreement with Piper Sandler could be subject to business, economic or competitive uncertainties and contingencies, many of which may be beyond our control, and which could cause actual results from the sale of our common stock to differ materially from expectations. To the extent additional capital is raised through the sale and issuance of shares or other securities convertible into shares, the ownership interest of our stockholders will be diluted. Future issuances of our common stock or other equity securities, or the perception that such sales may occur, could adversely affect the trading price of our common stock and impair our ability to raise capital through future offerings of shares or equity securities. No prediction can be made as to the effect, if any, that future sales of common stock or the availability of common stock for future sales will have on the trading price of our common stock.

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

In the course of preparing our financial statements for fiscal years 2018 and 2019, we identified a material weakness in our internal control over financial reporting. Specifically, we did not design and maintain formally documented controls and accounting policies and procedures, including information technology general controls, segregation of duties over the review and approval of account reconciliations and manual journal entries, and the period-end financial reporting process. The existing material weakness resulted in a revision to the basic and diluted weighted-average number of shares outstanding and basic and diluted net loss per share calculations for the three- and nine-month periods ended August 31, 2020. In addition, this material weakness also resulted in the revision to the diluted weighted-average number of shares outstanding and basic and diluted net income per share calculations for the three-month period ended May 31, 2020. The material weakness has not been remediated as of August 31, 2021 and could result in a misstatement of substantially all of our account balances or disclosures that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

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

Unregistered Sales of Equity Securities

None.

Purchases of Equity Securities by Issuers and Affiliated Purchasers

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

10.1	Employment Agreement, dated June 10, 2021, by and between the Registrant and Stefani Wolff					X

10.2	Lease Agreement, dated as of June 21, 2021, between ARE-San Francisco No. 19 LLC and the Registrant					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1*	Certification of Principal Executive Officer and Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	Inline XBRL Instance Document - the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File (formatted as Inline XBRL and included in exhibit 101)					X

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

NURIX THERAPEUTICS, INC.

Date: October 14, 2021	By:	/s/ Arthur T. Sands
Arthur T. Sands, M.D., Ph.D.
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: October 14, 2021	By:	/s/ Hans van Houte
Hans van Houte
Chief Financial Officer (Principal Financial and Accounting Officer)