Form 10-K
period 2021-11-30
Nurix Therapeutics, Inc.
filed 2022-01-28
CIK 1549595

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2021

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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ no ☐

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  yes ☐ no ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.   ☒

The aggregate market value of the common stock held by non-affiliates of the Registrant, based on the closing price of the Registrant’s common stock on May 28, 2021 (the last business day of the Registrant’s most recently completed second fiscal quarter) as reported by the Nasdaq Global Market on such date was approximately $1.1 billion. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purpose.

As of January 21, 2022, the Registrant had 44,737,768 shares of common stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain sections of the Registrant’s definitive Proxy Statement to be filed in connection with the Registrant’s 2022 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such definitive Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the Registrant’s fiscal year ended November 30, 2021.

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

•	the timing of investigational new drug application (IND) submissions for our drug candidates;
•

the timing and conduct of our clinical trial programs for our lead drug candidates NX-2127, NX-1607, NX-5948, DeTIL-0255 and other drug candidates, including statements regarding the timing of initiation of the clinical trials;

•	the timing of, and our ability to obtain, marketing approvals for our lead drug candidates NX-2127, NX‑1607, NX-5948, DeTIL-0255 and other drug candidates;
•	our plans to pursue research and development of other drug candidates;
•	the potential advantages of our DELigase platform and our drug candidates;
•	the extent to which our scientific approach and DELigase platform may potentially address a broad range of diseases;
•	the potential benefits of our arrangements with Sanofi S.A. and Gilead Sciences, Inc.;
•	the timing of and our ability to obtain and maintain regulatory approvals for our drug candidates;
•	the potential receipt of revenue from future sales of our drug candidates;
•	the rate and degree of market acceptance and clinical utility of our drug candidates;
•	our estimates regarding the potential market opportunity for our drug candidates;
•	our sales, marketing and distribution capabilities and strategy;
•	our ability to establish and maintain arrangements for the manufacturing of our drug candidates;
•

the impact of the ongoing coronavirus (COVID-19) pandemic, including the resurgence of cases relating to the spread of the Delta and Omicron variants, on our business, financial condition, liquidity and results of operations;

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

We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations, prospects and financial needs. These forward-looking statements speak only as of the date of this Annual Report on Form 10‑K and are subject to a number of risks, uncertainties and assumptions described in the section titled “Risk Factors” and elsewhere in this Annual Report on Form 10-K. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. We disclaim any intention or obligation to publicly update or revise any forward-looking statements for any reason or to conform such statements to actual results or revised expectations, except as required by law.

PART I

Item 1. Business

When used in this report, unless otherwise indicated, “Nurix,” “Company,” “we,” “us” and “our” refers to Nurix Therapeutics, Inc. and its wholly owned subsidiaries.

Overview

We are a clinical stage biopharmaceutical company focused on the discovery, development and commercialization of small molecule therapies designed to modulate cellular protein levels as a novel treatment approach for cancer and other challenging diseases. Leveraging our extensive expertise in E3 ligases together with our proprietary DNA-encoded libraries, we have built DELigase, an integrated discovery platform to identify and advance novel drug candidates targeting E3 ligases, a broad class of enzymes that can modulate proteins within the cell. Our drug discovery approach is to either harness or inhibit the natural function of E3 ligases within the ubiquitin-proteasome system to selectively decrease or increase cellular protein levels. Our wholly owned pipeline comprises four clinical stage drug candidates including targeted protein degraders of Bruton’s tyrosine kinase (BTK), a B-cell signaling protein, and inhibitors of Casitas B-lineage lymphoma proto-oncogene B (CBL-B), an E3 ligase that regulates T-cell activation. Our lead drug candidate from our protein degradation portfolio, NX-2127, is an orally bioavailable BTK degrader for the treatment of relapsed or refractory B-cell malignancies. We are currently enrolling patients in the Phase 1a portion of a Phase 1a/1b dose-escalation and cohort expansion study in patients with relapsed or refractory B-cell malignancies. Our second drug candidate from our protein degradation portfolio, NX-5948, is also an orally bioavailable BTK degrader for the treatment of relapsed or refractory B-cell malignancies and potentially autoimmune diseases. We anticipate enrolling our first patient in the first half of 2022 in the Phase 1a portion of a Phase 1a/1b dose-escalation and cohort expansion study in patients with relapsed or refractory B-cell malignancies. Our lead drug candidate from our E3 ligase inhibitor portfolio, NX-1607, is an orally bioavailable CBL-B inhibitor for immuno-oncology indications. We are currently enrolling patients in the Phase 1a portion of a Phase 1a/1b dose-escalation and cohort expansion study in patients with solid tumors and lymphomas. We are also advancing the development of a CBL-B inhibitor, NX-0255, for ex vivo use to enhance adoptive T-cell therapy. We are currently recruiting patients in a Phase 1 clinical trial for our first cell therapy candidate, DeTIL‑0255, in patients with gynecologic cancers including ovarian, endometrial, and cervical cancer. Beyond these clinical candidates, we are advancing additional wholly owned, preclinical programs that may expand our therapeutic areas beyond oncology and autoimmune disease to viral diseases, including COVID-19. Our therapeutic areas may be further expanded through our established strategic collaborations with Sanofi S.A. (Sanofi) and Gilead Sciences, Inc. (Gilead).

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

Our protein degradation portfolio includes two clinical-stage chimeric targeting molecules (CTMs) that catalyze potent and specific degradation of BTK, a well validated target for B-cell malignancies. Our two BTK degrader drug candidates, NX-2127 and NX-5948, are orally available CTMs for the treatment of relapsed or refractory B-cell malignancies including non-Hodgkin lymphoma (NHL) and chronic lymphocytic leukemia (CLL). In addition, we plan to develop NX-5948 in certain autoimmune indications. In preclinical studies, we have demonstrated the ability of both NX-2127 and NX-5948 to degrade BTK in tumor cell lines harboring either wild type BTK and the C481S mutation in BTK that confers resistance to currently marketed BTK inhibitors. In these models, BTK degradation correlates with anti-tumor activity. In addition to degrading BTK, NX-2127 was also designed to have IMiD activity. Based on our preclinical data, we believe NX-2127 and NX-5948 has the potential to demonstrate improved clinical benefit over current standard-of-care in multiple oncology indications. We are currently enrolling Phase 1 trials for NX-2127 and we anticipate enrolling our first patient in the first half of 2022 for NX-5948 in patients with relapsed and refractory B-cell malignancies. Initial findings from the first six patients treated at the two lowest doses in the Phase 1 trial of NX-2127 confirmed oral bioavailability and BTK degradation in circulating B cells, including a clinical response observed in patient number one, providing the first proof-of-mechanism data for a CTM in hematologic malignancies.

Our E3 ligase inhibitor portfolio includes two clinical-stage small molecule inhibitors of CBL-B, which functions as an intracellular checkpoint regulating activation of T cells, B cells and NK cells. In preclinical studies, primary human T cells exposed to our lead oral CBL-B ligase inhibitor drug candidate NX-1607 demonstrated increased T-cell activation in the absence of co-stimulation with CD3 and CD28, a potential advantage in a suppressive tumor microenvironment. In addition, NX-1607 has been shown in preclinical models to increase T‑cell proliferation and result in increased secretion of interleukin-2 (IL-2) a key cytokine involved in immune activation. We believe that oral delivery of CBL-B inhibitors has the potential to drive immune cell activation and stimulation of localized IL-2 secretion, leading to enhanced anti-tumor response. As an intracellular immune checkpoint inhibitor, we believe NX-1607 has potential utility across a wide range of oncology indications. We are currently enrolling patients in the Phase 1a portion of a Phase 1a/1b dose-escalation and cohort expansion study in patients with a variety of solid tumors and lymphoma. We are also developing a second CBL-B ligase inhibitor, NX‑0255, for ex vivo use. We believe incorporating NX-0255 into adoptive cell therapy (ACT) has the potential to enhance T‑cell proliferation and phenotype to improve anti-tumor activity. Our lead cellular therapy drug candidate incorporates NX-0255 into the manufacturing process for the production of therapeutic drug-enhanced tumor infiltrating lymphocytes (TIL), which we call drug-enhanced tumor infiltrating lymphocyte (DeTIL). We are currently recruiting patients in a Phase 1 trial of DeTIL-0255 in patients with gynecologic malignancies including ovarian, endometrial, and cervical cancer.

Beyond our current programs, we are extending our degrader and inhibitor portfolios both on our own and with partners by developing new CTM degraders and ligase inhibitors for a number of targets for which we believe the protein modulation modality can be clinically advantageous over existing therapies. These programs and future programs may have the potential to address diseases with significant unmet need, including autoimmune disease, viral diseases, cancer and neurodegeneration. We have entered into several revenue generating collaborations with large biopharmaceutical companies to leverage our DELigase platform for drug discovery. In December 2019, we entered into a global strategic collaboration with Sanofi, which was subsequently expanded and amended in January 2021, to discover, develop and commercialize a pipeline of innovative targeted protein degradation drugs for patients with challenging diseases in multiple therapeutic areas. In June 2019, we entered into a global strategic collaboration with Gilead to discover, develop and commercialize innovative targeted protein degradation drugs for a wide range of diseases including cancer. Both collaborations allow us to further advance our future pipeline with ten currently identified targets included in these collaborations. In aggregate, we have received $300.5 million in non-dilutive financing from our collaborators to date, and as of November 30, 2021, we are eligible to receive up to $4.8 billion in potential future fees and milestone payments, as well as royalties on future product sales. We retain options for co-development and co-commercialization rights in the United States for up to four drug candidates discovered under these collaborations.

Corporate Strategy

Our strategy is to leverage our DELigase platform to discover breakthrough therapies to improve upon existing drugs and address targets that are thought to be undruggable with current modalities. The key elements of our strategy are to:

•

Advance our lead programs through clinical development. We have four targeted cancer therapy and immune modulating drug candidates in Phase 1 clinical development that we are advancing in 2022. We expect to identify our Phase 1b expansion dose for NX-2127 and commence enrollment in disease-specific expansion cohorts in mid-2022. We also anticipate providing a clinical update on the patients enrolled in the Phase 1a dose escalation study in the second half of 2022. During 2022, we will be enrolling patients across our other three proprietary programs and anticipate reporting initial findings in mid-2022 for NX-1607 and in the second half of 2022 for NX-5948 and DeTIL-0255, including pharmacokinetic and biomarker data for NX-1607 and NX-5948 and initial clinical response assessments for DeTIL-0255.

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

•

Explore additional strategic collaborations to maximize the commercial potential of our DELigase platform and our drug candidates. We have received $300.5 million in non-dilutive funding to date from our partnerships to support our research and development activities and to create new targeted protein modulation drugs with our partners. Under our Sanofi and Gilead partnerships as of November 30, 2021, we have the opportunity to receive up to $4.8 billion in potential future fees and milestone payments, as well as royalties on future sales while retaining certain commercialization options. We currently retain worldwide development and commercialization rights to our BTK and CBL-B portfolios. While we intend to become a fully integrated biopharmaceutical company and build a targeted sales force in the United States to support the commercialization of our drug candidates, if approved, we intend to selectively evaluate technology collaborations and commercialization partnerships for our drug candidates with partners whose capabilities complement our own while retaining meaningful commercial rights in key geographic territories.

•

Expand our development organization to support advancing multiple programs. We have expanded and continue to expand our organization to support four wholly owned clinical programs. These investments in human capital include clinical operations, chemistry, manufacturing and controls, regulatory affairs, and medical affairs.

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

Leveraging E3 ligases and the ubiquitin proteasome system as a new treatment modality

Normal cellular physiology requires highly orchestrated and regulated processes that operate at the level of individual proteins. The ability of proteins to respond to stimuli quickly and in a coordinated fashion requires protein function to be readily controllable. One of the most exquisitely ordered cellular systems governing cellular proteins is the ubiquitin proteasome system (UPS).

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

Modulating protein levels through small molecule therapeutics targeting E3 ligases

Advances in our understanding of the UPS suggest broad potential for development of new therapies that modulate E3 ligases in context of diseases such as cancer and autoimmune disorders. An example are the IMiDs, which include the approved cancer drugs Revlimid (lenalidomide) and Pomalyst (pomalidomide). IMiDs exert their therapeutic effects by targeting the E3 ligase cereblon and redirecting its activity toward proteins it would not normally degrade such as Aiolos, a transcription factor regulating immune cell function. Elucidation of this mechanism led to the recognition that pharmacological control of E3 ligase activity could more generally represent a promising new paradigm for small molecule drug action. This idea has since translated into the development of targeted protein degraders, which we believe have significant therapeutic potential. In addition, the largely unexplored area of inhibiting E3 ligases directly to increase cellular protein levels may represent an equally promising approach.

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

An E3 Ligase protein complex bound to a DEL molecule representing just one of several possible protein conformations

Our DELigase discovery platform enables us to address multiple therapeutic applications

We have expanded the universe of E3 ligases available for therapeutic manipulation from the two predominantly used in the field, cereblon and VHL, by screening over 30 additional E3 ligases to date. We have carefully selected these E3 ligases for use in drug discovery across our four core areas of therapeutic expertise: oncology, immuno-oncology, adoptive cell therapy and immune disorders. We consider the unique biological function of each ligase and the therapeutic requirements of the disease state for inhibitor programs. For ligases that direct targeted protein degradation, we take into account the biochemical specificity of the E3 ligase as well as tissue specificity of action and cellular localization of the target protein. E3 ligases that are required for cancer cell survival are also of high interest for cancer indications to reduce the risk of intrinsic resistance to degrader action. We are growing our set of E3 ligases for use in our DELigase platform tailored to our core therapeutic areas.

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

DELigase allows the discovery of small molecule binders in the context of a chemical linker, enabling CTM design

DELigase for E3 ligase inhibitors

By inhibiting the function of E3 ligases, it is possible to rapidly increase specific protein levels to control biological pathways. Increasing the levels of distinct sets of proteins could be a powerful approach to blocking pathological processes and restoring normal physiology. Our DELigase platform enables the identification of inhibitors through parallel screening of distinct E3 ligase activity states using chemical matter tailored specifically for binding to E3 ligases. Our substantial expertise in E3 ligase biochemistry and biology has allowed us to identify and develop potent inhibitors of E3 ligases that play pivotal roles in T-cell signaling and immune cell function.

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

In addition to our CBL-B and BTK portfolios, our wholly owned drug discovery pipeline includes several CTM programs that are at DEL discovery, cell-based screening and lead optimization stages. Our CTM drug discovery programs include targets for autoimmunity, hematology, oncology and antivirals. We believe targeted protein degradation may offer an advantage over existing anti-viral agents, which largely focus on a limited set of viral targets that can be inhibited by small molecules. The fundamentally different pharmaco-kinetic and pharmaco-dynamic action of CTMs, due to the catalytic nature of ligase-mediated degradation, may allow for the rapid removal of viral proteins and successful interruption of the viral life cycle. In addition, we have over 30 ligase programs at various stages of DEL discovery, cell-based screening and lead optimization.

Although we believe our drug candidates have the potential to improve upon existing drugs and address targets that are thought to be undruggable with current modalities, we will need to complete additional preclinical studies and clinical trials to determine the safety and efficacy of our drug candidates. The results of these future studies and trials may be different than the results of our earlier studies and trials. We have not received regulatory approval for any of our drug candidates, and in order to obtain regulatory approval and commercialize our drug candidates, the FDA or foreign regulatory agencies will need to determine that our drug candidates are safe and effective.

Protein degradation portfolio: Bruton’s Tyrosine Kinase degraders

We have developed two CTMs that are potent degraders of the BTK protein, a genetically validated signaling factor that drives B-cell activation and proliferation. Our BTK degraders use the E3 ligase cereblon and may be engineered to include IMiD activity, a well validated mechanism to treat hematologic malignancies. Our lead BTK CTM development candidate, NX-2127, is a dual degrader of both BTK and Aiolos, a protein target of IMiD drugs. In certain B-cell malignancy indications, we believe dual activity may provide therapeutic advantages that could result in improved outcomes. Our second BTK CTM development candidate, NX-5948, degrades BTK without degrading Aiolos. NX-5948 is further differentiated from NX-2127 because it has demonstrated the ability to cross the blood brain barrier in animal models and degrade BTK in both brain-resident tumor cells and normal microglia in the brain. We are currently enrolling Phase 1 trials for NX-2127 and we are anticipate enrolling our first patient in the first half of 2022 for NX-5948 in patients with relapsed or refractory B-cell malignancies.

BTK’s role in B-cell malignancy

BTK is a key component of the B-cell receptor signaling pathway and has been clinically validated as a target in the treatment of B-cell malignancies. It is estimated that over 81 thousand people in the United States will be diagnosed with NHLs in 2021. Approximately 85% of NHLs are a result of B-cell malignancies. The natural progression of NHL varies widely and takes multiple forms, ranging from aggressive subtypes such as diffuse large B-cell lymphoma (DLBCL), to more indolent forms such as follicular lymphoma (FL), which account for approximately 30% and 22% of all NHL cases respectively.

Background on BTK inhibitors and IMiDs for B-cell malignancies

BTK inhibitor Imbruvica (ibrutinib) is approved for the treatment of CLL and various forms of NHLs, including mantle cell lymphoma (MCL), Waldenstrom’s macroglobulinemia (WM), and marginal zone lymphoma (MZL). Calquence, or acalabrutinib, is approved for use in CLL and MCL, and Brukinsa, or zanubrutinib, is approved for use in MCL, WM, and MZL. In 2020, global sales of BTK inhibitors were approximately $7.2 billion. These BTK inhibitors bind covalently to cysteine C481 of the BTK protein and irreversibly inhibit BTK; however, all have some off-target binding to other kinases, which leads to unwanted side effects. In addition, acquired resistance, most commonly through mutations in C481, may limit long term efficacy of these first generation BTK inhibitors. A number of noncovalent BTK inhibitors are currently being investigated in clinical trials as potential therapies for patients with relapsed and refractory disease. We believe targeted protein degradation of BTK may be a superior approach to existing covalent or noncovalent BTK inhibitors that only inhibit enzyme activity, particularly in the relapsed and refractory setting, and in the setting of resistance mutations including at C481.

IMiDs are analogs of Thalomid, or thalidomide, including Revlimid, or lenalidomide, and Pomalyst, or pomalidomide, which possess several anti-tumor properties, including anti-angiogenic and anti-proliferative effects. IMiDs also have multiple effects on the immune system, including enhancement of T-cell mediated and NK-cell mediated immunity. Revlimid, the market leading IMiD by global sales, was first approved in 2006 for the treatment of multiple myeloma. In May of 2019, Revlimid in combination with Rituxan received a supplemental indication approval for previously treated FL, MZL and MCL, and in August of 2020, Revlimid in combination with Monjuvi received a supplemental indication in DLBCL, thus validating the importance of the IMiD activity in these indications. In 2020, global sales of Revlimid were approximately $12 billion. Subsequent to their approval and successful commercialization, studies demonstrated that IMiDs exert their therapeutic effect by triggering the degradation of specific proteins including Aiolos through the E3 ligase activity of cereblon and hence were identified retrospectively as the first approved drugs to target an E3 ligase.

Published studies have recently reported early clinical data showing that combining a BTK inhibitor with an IMiD may have the potential to augment clinical activity of certain standard of care agents in some hematologic malignancies such as non-GCB DLBCL. Further, scientific publications have previously described synthetic lethality in a DLBCL cell line treated with both ibrutinib and lenalidomide. By targeting both BTK and IMiD pathways simultaneously, it is believed that the survival mechanisms driven by accumulated mutations within certain cancers can be overcome, thereby preventing escape and disease relapse. This may be especially effective if each pathway has not only different functions but also if they share certain critical components. One possible intersection pathway is the suppression of interferon regulatory factor 4, a member of a family of transcription factors leading to a cell lethal increase in interferon production. The early clinical study cited above was particularly noteworthy since few combinations have previously produced promising results in DLBCL. This may suggest that simultaneous degradation of BTK combined with IMiD activity by a single agent could produce an additive or synergistic effect in certain B-cell malignancies.

BTK in autoimmune disease and related disorders

B-cell responses to foreign antigens are mediated through BTK interaction with B-cell receptors, initiating a signaling cascade central in the production of antibodies, proinflammatory cytokines and chemokines. BTK is also expressed at high levels in certain myeloid cells, such as macrophages and granulocytes, in which receptor activation by immune complexes promotes BTK mediated expression of proinflammatory cytokines and cell adhesion molecules. Collectively, these actions contribute to the selective elimination of foreign antigens by the immune system. However, the immune system can mistakenly identify self-proteins as foreign antigens leading to autoimmunity, and the role of BTK in promoting the inflammatory process has been implicated in a number of autoimmune disorders.

Preclinical development of BTK degraders

We have conducted extensive preclinical studies of our two clinical-stage BTK CTMs. We have demonstrated that both NX-2127 and NX-5948 can induce BTK degradation and inhibit tumor growth with oral administration in xenograft mouse models implanted with both wild type and ibrutinib-resistant lymphoma cell lines. We have specifically designed NX-2127 as a dual degrader of BTK and Aiolos, a target protein of IMiDs, and we have designed NX-5948 to degrade BTK with limited or no IMiD activity for potential applications in indications where sparing IMiD activity may be beneficial. We have also demonstrated the ability of both NX-2127 and NX-5948 to degrade BTK in circulating B-cells of non-human primates following once daily oral dosing.

We have optimized NX-2127 and NX-5948 to be able to degrade both wild type BTK and the C481S variant of BTK that has been identified as the most common mutation in patients who have become resistant to ibrutinib therapy over time. In the figure below, we show the concentration dependent degradation of both wild-type BTK (top left) and C481S mutant BTK (top right) in a lymphoma cell line (TMD8) for our clinical candidate NX-5948. We have also demonstrated that NX-5948 induces rapid BTK degradation over time in a lymphoma cell line (Ramos) as compared to a control protein, with nearly complete loss of BTK within one hour of administration as shown in the figure below at the bottom.

A
WT BTK TMD8 Cells
HTRF Ratio (Relative to DMSO)
1.0
0.8
0.6
0.4
0.2
0.0
0.001
0.01
0.1
1
10
100
NX-5948 (nM)
B
BTK-C481S TMD8 Cells
HTRF Ratio (Relative to DMSO)
NX-5948 (nM)
C
kDa
DMSO
NX-5948 (10 nM)
DMSO
BTK
77
Actin
42
Time (h)
0.25
0.5
1
2
4
6
18
24

- NX-5948 catalyzes the degradation of 50% (DC_{50}) of (A) cellular WT BTK at 0.32 nM and (B) cellular C481S-mutated BTK at 1.0 nM concentrations in TMD8 cells. (C) Rapid degradation of BTK with 10 nM of NX-5948 occurs within 2 hours in Ramos cells

Using a human lymphoma cell line (TMD8), we have demonstrated that both NX-2127 and NX-5948 have an ability to degrade BTK and inhibit growth of tumor cell lines that are resistant to ibrutinib. As shown in the charts below, our BTK CTM NX-5948 can inhibit both wild type and ibrutinib-resistant tumor cell line growth, where approved BTK inhibitors ibrutinib and acalabrutinib lose activity against the C481S mutation.

Potent tumor growth inhibition was achieved at varying doses of orally administered NX-2127 in mouse xenograft tumor models with a wild type BTK protein, as shown in the figure below on the top right. In this same model, NX-2127 demonstrated potent degradation of BTK in both circulating B cells (below on the top left) and in lymphoma tumors (below top middle). In this model system 80% BTK degradation in circulating B cells correlated with 74% tumor growth inhibition, and 90% BTK degradation in circulating B cells correlated with 100% tumor growth inhibition. These target levels of inhibition suggest a potential therapeutic range correlating BTK degradation to tumor growth inhibition.

In addition to BTK degradation, we have also demonstrated the ability of NX-2127 to degrade Aiolos, a protein target of IMiD drugs in preclinical studies, as shown in the figure below on the left. Studies in human T cells comparing NX-2127 to the IMiD drugs lenalidomide and pomalidomide have shown comparable Aiolos degradation and resultant T-cell activation, as shown in the figure below on the right. Based on the clinical data of both ibrutinib and the IMiDs in B-cell malignancies, we believe that this strategy of targeting both BTK and Aiolos in a single oral treatment may improve anti-tumor activity.

We anticipate that the ability of NX-2127 to degrade both BTK and Aiolos will confer unique anti-tumor activity. One example is in the preclinical mantle cell lymphoma model (REC-1). BTK inhibitors and IMiD drugs have both demonstrated single agent clinical activity in mantle cell lymphoma. In the REC-1 model shown in the figure below, covalent BTK inhibitors such as ibrutinib demonstrate potent but incomplete activity (left). The same is true for non-covalent inhibitors such as pirtobrutinib (below, right). IMiDs, such as pomalidomide, demonstrate a more complete cell killing but at higher drug concentrations (below, left). NX-2127 outperforms all of these drugs in this model, demonstrating both potent activity and complete cell killing.

NX-2127, a development candidate for the treatment of B-cell malignancies

Despite the increasing number of approved treatments for B-cell malignancies, significant unmet need remains for patients with relapsed, refractory disease. We believe that NX-2127, a novel agent with a dual BTK and Aiolos degradation mechanism of action, could address such patient populations. We have conducted a preclinical program to characterize NX-2127 as our lead development candidate. NX-2127 has demonstrated promising activity in multiple in vitro and in vivo models using human cancer cell lines. Oral administration of NX-2127 demonstrated dose proportional degradation of BTK proteins in mouse models and showed potent anti-tumor activity against C481S ibrutinib-resistant lymphoma in a xenograft mouse tumor model. NX-2127 demonstrated favorable drug-like characteristics in our in vitro and in vivo studies performed through our preclinical development candidate selection process. Taken together, these data suggest that NX-2127 could have a favorable efficacy profile against both wild type and ibrutinib-resistant BTK alleles in CLL as well as in other indications including DLBCL and FL where ibrutinib or IMiDs alone do not provide sufficient clinical benefit. However, the FDA has not yet approved NX-2127 and we will need to complete clinical trials to determine whether it is safe and effective. A Phase 1 clinical trial for NX-2127 in patients with relapsed or refractory B-cell malignancies is ongoing.

Clinical development plans for NX-2127

We plan to study the pharmacology of NX-2127 in multiple subtypes of relapsed and refractory B‑cell malignancies, including those in which ibrutinib has shown only modest effects or is ineffective, as in the case of CLL patients with the C481 mutation. Furthermore, indications in which IMiD activity could augment responses are of high interest. These indications include DLBCL, MCL, MZL and FL. We anticipate testing NX-2127 in additional B-cell malignancies, such as CLL and WM, where IMiDs are not approved but may have shown modest responses, including in patients who have acquired ibrutinib-resistance or are ibrutinib intolerant. We plan to expedite development in indications where NX-2127 shows evidence of compelling clinical activity and where there is high unmet need.

As illustrated in the diagram below, we are enrolling patients in the Phase 1a portion of a Phase 1a/1b dose-escalation and cohort expansion study of NX-2127 in patients with relapsed or refractory NHL and CLL. The Phase 1a portion is designed as a monotherapy dose escalation trial to investigate the safety and tolerability of NX‑2127 and to identify a maximum tolerated dose for further evaluation. The Phase 1b portion of the trial is designed as a monotherapy expansion trial in five potential cohorts of up to 20 patients each. The five potential cohorts include CLL patients, CLL patients with the C481 mutation, patients with MCL, MZL or WM, patients with FL and patients with DLBCL. More information on this ongoing trial can be found on clinicaltrials.gov (NCT04830137).

NX-5948, a development candidate for the treatment of B-cell malignancies and certain autoimmune indications

NX-5948 is an orally bioavailable, potent degrader of BTK that is differentiated from NX-2127 in possessing limited or no IMiD activity and in its ability to cross the blood brain barrier in animal models. NX-5948 has demonstrated potent anti-tumor activity in mouse xenograft models of B-cell malignancies including in models of CNS lymphoma. NX-5948 has demonstrated degradation of BTK after oral dosing of NHPs as determined by flow cytometry measuring BTK protein levels in the blood and has demonstrated BTK degradation in the CNS of mice in both intracranial lymphoma cells and in microglia (figure below). NX-5948 has potential utility for certain B-cell malignancies where IMiD activity may be less important in achieving a therapeutic benefit and also in autoimmune diseases, especially those that involve the CNS.

Clinical development plans for NX-5948

We plan to study the pharmacology of NX-5948 in multiple subtypes of relapsed and refractory B-cell malignancies, including those in which ibrutinib has shown only modest effects or is ineffective, as in the case of CLL patients with the C481 mutation. Furthermore, we plan to study NX-5948 in autoimmune indications.

As illustrated in the diagram below, we anticipate enrolling our first patient in the first half of 2022 in the Phase 1a portion of a Phase 1a/1b dose-escalation and cohort expansion study of NX-5948 in patients with relapsed or refractory NHL and CLL. The Phase 1a portion is designed as a monotherapy dose escalation trial to investigate the safety and tolerability of NX-5948 and to identify a maximum tolerated dose for further evaluation. The Phase 1b portion of the trial is designed as a monotherapy expansion trial in five potential cohorts, including CLL patients, CLL patients with the C481 mutation, patients with MCL or DLBCL, patients with FL, MZL or WM, and patients with primary CNS lymphoma. More information on this ongoing trial can be found on clinicaltrials.gov (NCT05131022).

Ligase inhibitor portfolio: CBL-B ligase inhibitors

Background on CBL-B

T cells play a key role in cell-mediated adaptive immune response. Activation, expansion and function of antigen-specific T cells is a multistep process and its outcome depends on the balance of positive and negative feedback mechanisms controlling each step. Many factors can hamper the development of an efficient anti-tumor immune response, such as insufficient expression of tumor antigens, defective antigen presentation, inhibitory molecular interactions including those effected by immune checkpoints, immune suppressive factors or suppressor cells and T-cell exhaustion.

CBL-B, an E3 ligase expressed in immune cell lineages, functions as an intracellular immune checkpoint that negatively regulates T-cell activation and immune response, as illustrated above. CBL-B also limits function and survival of NK cells, B cells, and dendritic cells as well as promotes T-cell exhaustion, anergy, and cell death. As such CBL-B represents a pivotal pathway negatively regulating immunity. CBL-B deficient animal models demonstrate enhanced signal dependent T-cell activation and robust T-cell dependent anti-tumor immunity. We believe that our oral, small molecule CBL-B inhibitors have several potential immunotherapy applications through enhancing T-cell mediated anti-tumor activity by lowering the activation threshold of T cells in a suppressive tumor microenvironment where CBL-B plays a key role in the downregulation of T cells. We are planning to develop our lead oral CBL-B inhibitor, NX-1607, in multiple solid tumors as monotherapy or in combination with other mechanistically complementary therapies. Solid tumors represent approximately 90% of adult human cancers, with estimated new cases in 2021 ranging from approximately 14,500 for cervix uteri cancer to 284,200 for breast cancer. Various immunotherapy strategies have been developed in order to increase the efficiency of anti-tumor immune response, including the use of antibody checkpoint inhibitors such as anti-PD-1, anti-PD-L1, and anti-CTLA-4, which block the “brakes” of immune response. These immune-stimulating antibodies have a more favorable clinical outcome than traditional treatment modalities on a growing list of tumor types. However, most patients fail to respond or experience only transient responses.

CBL-B is highly expressed in human CD4+ and CD8+ T cells, with expression tightly regulated by CD28 and CTLA-4 and other co-stimulatory and inhibitory signals. T cells typically require two signals for activation, the first provided by interaction of the T-cell receptor (TCR), with a peptide presented by an MHC molecule, and the second through co-stimulatory molecules on antigen-presenting cells. CBL-B plays an essential role in the negative regulation of T-cell activation by regulating the activity of the TCR through substrate proteins that require a costimulatory signal to mount a productive immune response upon TCR engagement. Studies have found that CBL-B deficient T cells display lower thresholds for activation by antigen recognition receptors and co-stimulatory molecules such as CD28. For example, loss of CBL-B in T cells results in T cells that can be activated upon TCR engagement without co-stimulation by CD28, although to a lesser extent than with co-stimulation. Importantly, our CBL-B inhibitors do not appear to activate T cells in the absence of TCR engagement. Such CBL-B deficient T cells are resistant to T-cell anergy, a tolerance mechanism in which T cells are functionally inactivated and T-cell proliferation is greatly impaired. Notably, CBL-B deficient T cells show increased rates of proliferation as well as elevated cytokine secretion including IL-2. The increased secretion of IL-2 is of particular importance in the optimization and development of our CBL-B inhibitors, serves as a key cellular biomarker for measuring successful T-cell activation and is a known therapeutic cytokine in oncology.

Pre-clinical development of CBL-B inhibitors

We have developed a series of potent small molecule inhibitors of CBL-B activity that have demonstrated biochemical activity and effects in vitro on human immune cells as well as in mouse tumor models. Consistent with studies cited above, CBL-B inhibitors enhanced ex vivo T-cell activation as measured by induction of IL-2, a key cytokine required for immune cell activation and proliferation. Induction of IL-2 secretion occurs at low nanomolar concentrations in primary human and mouse T cells stimulated with anti-CD3/anti-CD28 antibodies or anti-CD3 antibodies alone. As illustrated below, we demonstrated several fold increases in IL-2 production in tandem with increasing biochemical activity of our CBL-B inhibitors. In addition, certain of our CBL-B inhibitors reduced anergy and exhaustion in an ex vivo model of T-cell exhaustion using human donor T cells and further, this effect was additive to that achieved with an anti-PD-1 antibody. Based on our findings to date, we believe that CBL-B inhibitors may induce an immune cell localized IL-2 secretion that in combination with other immune activation effects will enhance anti-tumor responses. The precursor compounds shown in the graphs below led to the optimization and selection of NX-1607 and NX-0255 as development candidates in our CBL-B portfolio.

Development strategy of CBL-B inhibitors

We are focused on three major immunotherapy applications for our CBL-B inhibitors in oncology. In these applications, our overall strategy is to maximize an anti-tumor effect and clinical benefit of our CBL-B inhibitors by enhancing T cells in vivo or ex vivo. In the first application, NX-1607, an oral small molecule immunotherapy drug candidate, is intended to be used as a single agent or in combination with other mechanistically complementary oncology therapies. The second application is the ex vivo use of NX-0255 to create drug-enhanced ACT products. DeTIL-0255 is a drug-enhanced investigational ACT product that uses NX-0255 ex vivo to enhance TIL propagation and phenotypic characteristics. We have entered into agreements with contract manufacturing organizations (CMOs) for the development of DeTIL-0255. The third application is the use of orally dosed NX-1607 in combination with potentially any ACT, such as DeTIL-0255, to promote engraftment and anti-tumor activity of the transplanted cells.

NX-1607, an oral CBL-B inhibitor for immuno-oncology

NX-1607 is an investigational, orally bioavailable, potent inhibitor of CBL-B. In vitro, NX-1607 has been demonstrated to increase T-cell activation in primary human T cells in the absence of co-stimulation with CD3 and CD28, a potential advantage in a suppressive tumor microenvironment. In vivo, oral administration of NX-1607 in mice has demonstrated notable tumor growth inhibition in a tumor model as illustrated in the figure below on the left. The tumor growth inhibition with oral administration of NX-1607 recapitulates the genetic experiment in mice with a ligase-inactive version of CBL-B which also shows tumor growth inhibition as illustrated in the figure below on the right.

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

Clinical development of NX-1607

We plan to study the pharmacology of single-agent NX-1607 in multiple solid tumor indications and in DLBCL with Richter Transformation (DLBCL-RT). The solid tumors selected for this initial assessment include three different immune phenotypes: checkpoint-resistant tumors, tumors with an immunosuppressive microenvironment, and tumors that are poorly immunogenic. We believe that there is a scientific rationale for the role of CBL-B inhibition in each of these immune phenotypes.

As illustrated in the diagram below, we are currently enrolling patients in the Phase 1a portion of a Phase 1a/1b dose-escalation and cohort expansion study of NX-1607 in patients with relapsed or refractory solid tumors and DLBCL-RT. The Phase 1a portion is designed as a monotherapy dose escalation trial to investigate the safety and tolerability of NX-1607 and to identify a maximum tolerated dose for further evaluation. The Phase 1b portion of the trial is designed as a monotherapy expansion trial in eight potential cohorts, including melanoma, platinum resistant epithelial ovarian cancer (EOC), gastric cancer, squamous cell carcinoma of the head and neck (HNSCC), non-small cell lung cancer (NSCLC), metastatic castration resistant prostate cancer (mCRPC), mixed solid tumors, and DLBCL-RT. More information on this ongoing trial can be found on clinicaltrials.gov (NCT05107674).

CBL-B inhibitors for Adoptive Cell Therapies

Background on Adoptive Cell Therapies

ACTs represent another class of immunotherapy in which T cells are isolated directly from patient tumors, as with TIL, or from patient blood with subsequent genetic modification to recognize specific antigens present on cancer cells, as with CAR-T therapies. Tumor-reactive T cells are then expanded and infused back into the patient. Currently, the only FDA-approved ACTs are anti-CD19 CAR-T therapies that are approved for treatment of acute B-cell leukemia and acute B-cell lymphoma and anti-BCMA CAR-T therapies that are approved for the treatment of multiple myeloma. CAR-T therapies have not yet proven to be effective in solid tumors. This is due to a number of factors within the tumor microenvironment unique to solid tumors such as the presence of immune checkpoint molecules and suppressive cytokines, and the heterogeneous nature of tumor cells themselves, preventing the identification of uniformly expressed targets for CAR design. Another ACT is TIL therapy. TIL is an expanded collection of lymphocytes that have penetrated the stroma of a tumor and contain host T cells that have recognized a variety of tumor antigens. Ex vivo expanded TIL can be infused into the patient as a therapeutic to amplify the patient’s own immune response to the tumor. Although existing ACT have delivered encouraging results in certain hematologic malignancies and some solid tumors, most patients fail to respond due to three main issues: (i) failure to obtain sufficient quantity and/or quality of T cells from the tumor samples or from the blood for a successful production process, (ii) poor engraftment of T cells upon reinfusion to the patient and (iii) lack of a persistent anti-tumor response or relapse.

CBL-B Inhibitors for Adoptive Cell Therapies

The opportunities to address the above limitations are substantial, and our results to date support the concept that CBL-B inhibitors may address some or all of the current limitations of ACT. We are advancing several lines of experimentation to refine our understanding of the clinical and commercial opportunities in this area. We have consolidated these efforts under an initiative we call the Nurix Adoptive Cell Therapy program (NxACT) as illustrated in the figure below. Our NxACT initiative includes a drug-enhanced TIL program known as DeTIL, and a drug-enhanced CAR-T therapy known as DeCART. The broader conceptual framework for NxACT is convergence of targeted protein modulation with ACT. In addition to CBL-B, we expect to explore additional targets for protein modulation that may be useful in the NxACT program. We expect to develop NxACT product opportunities through CMOs.

Based on our preclinical findings to date, we believe CBL-B inhibition using NX-0255 ex vivo during the isolation and expansion of TIL can address some of the issues that have limited the success of existing ACT. We believe the use of NX-0255 ex vivo can address these limitations by producing not only more T cells, but also T cells with favorable characteristics including greater numbers of CD8+ T cells with an enhanced central memory phenotype, a profile that has been associated with better clinical outcomes. In our preclinical ACT research program, we expanded TIL from human tumor samples ex vivo and measured the effects of drug enhancement by NX-0255 on TIL production. Compared to TIL isolated and expanded in the presence of IL-2, TIL isolated and expanded with NX-0255 and IL-2 (DeTIL-0255) demonstrated greater proliferation, less exhaustion, increased cytotoxicity, and increased central memory T-cell population.

The DeTIL-0255 investigational product under development is an autologous cell therapy consisting of T cells derived from a patient’s tumor expanded in culture with IL-2 + NX-0255. Although NX-0255 has limited oral bioavailability, we have demonstrated inhibition of CBL-B both biochemically and in ex vivo T-cell culture, making it well suited for the ex vivo creation of new ACT products. DeTIL-0255 is designed to be a single administration autologous TIL therapy infused following non-myeloablative chemotherapy. We believe DeTIL-0255 could allow a broader application of TIL therapy, potentially providing long term benefit to patients with multiple types of cancer.

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

Clinical development plans for DeTIL-0255

We are currently recruiting patients with relapsed and refractory gynecologic cancers in a Phase 1 trial of DeTIL-0255 in the United States. We are currently working with CMOs with experience in TIL product development for the development of the DeTIL-0255 process and manufacturing. The trial will include patients with ovarian cancer, cervical cancer, and endometrial cancer. The primary objective of the study will be to evaluate safety and tolerability of DeTIL-0255 autologous cell therapy. Secondary objectives include an exploratory evaluation of efficacy. Other exploratory objectives include characterization of DeTIL-0255 phenotypes utilizing a variety of T-cell markers, identification of potential mechanisms of response or resistance to DeTIL-0255 including repertoire analysis and persistence of the autologous cell therapy in the patient. More information on this ongoing trial can be found on clinicaltrials.gov (NCT05107739).

Oral CBL-B inhibitors combined with ex vivo CBL-B inhibition in a mouse model of ACT

We have further explored ACT by including an oral dosing regimen of NX-1607 in combination with NX‑0255 ex vivo treated T cells. Preliminary results shown below illustrate that the combination with NX‑1607 yields more substantial anti-tumor effect and subsequent conditional survival than with ex vivo NX‑0255 ACT alone. Pending trial results using each therapy alone, we also intend to evaluate the combination of oral NX‑1607 and ex vivo NX-0255 ACT in a future clinical trial.

Collaborations and License Agreements

Sanofi Collaboration and License Agreement

In December 2019, we entered into a strategic collaboration with Genzyme Corporation, a subsidiary of Sanofi, which became effective in January 2020 (as subsequently expanded and amended, the Sanofi Agreement), to discover, develop and commercialize a pipeline of targeted protein degradation drugs for patients with challenging diseases in multiple therapeutic areas using our DELigase platform to identify small molecules designed to induce degradation of three specified initial drug targets. In January 2021, as part of the existing collaboration, Sanofi paid us an additional $22.0 million to exercise its option to expand the number of targets in the collaboration agreement from three to a total of five targets. Over time and subject to certain limitations, Sanofi may elect to replace the drug targets with other reserved targets. We also entered into the First Sanofi Amendment to the collaboration agreement with Sanofi in January 2021 to modify the research term on all targets.

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

Upon signing the Sanofi Agreement, Sanofi paid us an upfront payment of $55.0 million. Subsequently in January 2021, Sanofi paid us an additional $22.0 million to exercise its option to expand the number of targets beyond the initial targets included in the collaboration. We are eligible to receive additional payments if Sanofi exercises an option to extend the license term with respect to a particular target. From the signing of the Sanofi Agreement to November 30, 2021, we received a payment of $1.0 million for research milestones. As of November 30, 2021, we are eligible to receive up to approximately $2.5 billion in total payments, including payments of up to $499.0 million upon the achievement of specified development milestones, up to $625.0 million upon the achievement of specified regulatory milestones and up to $1.3 billion upon the achievement of certain sales milestones, as well as up to $143.8 million in certain additional fees related to target licensing and reservation. In addition, we are eligible to receive tiered royalties ranging from mid-single digit to low teen percentages on annual net sales of any commercial products that may result from the collaboration, subject to certain reductions and excluding sales in the United States of any products for which we exercise our option to co-develop and co-promote, for which we share profits and losses evenly.

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

Upon signing the Gilead Agreement, Gilead paid us an upfront payment of $45.0 million, plus $3.0 million in additional fees. From the signing of the Gilead Agreement to November 30, 2021, we received payments of $18.5 million for research milestones and additional payments, including $5.0 million, which was received in the fourth quarter of 2021. Additionally, in November 2021, we recognized a research milestone and received a payment of $6.0 million in the first quarter of 2022. As of November 30, 2021, we are eligible to receive up to approximately $2.3 billion in total additional payments, including up to $677.5 million upon the achievement of specified development milestones, up to $1.5 billion upon the achievement of specified sales milestones, subject to reduction for any product for which we exercise our option to co-develop and co-promote, and up to $139.8 million in certain additional fees related to target licensing, reservation and selection and research term extensions. In addition, we are eligible to receive tiered royalties from mid-single digit to low tens percentages on annual net sales from any commercial products directed to the optioned collaboration targets, subject to certain reductions and excluding sales in the United States of any products for which we exercise our option to co-develop and co-promote, for which we share profits and losses evenly.

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

Manufacturing and Supply

We do not own or operate, and currently have no plans to establish, any facilities for product manufacturing, packaging, storage and distribution, or testing. We rely on and expect to continue to rely on CMOs for both drug substance and finished drug product, and ACT product. We have personnel or engaged consultants with extensive technical, manufacturing, analytical and quality experience and good project management to oversee contract manufacturing and testing activities. We have engaged third-party manufacturers to supply the drug substance for NX-2127, NX-5948 and NX-1607 and to develop and manufacture finished drug product for use in our Phase 1 clinical trials. We have also engaged a third-party manufacturer to supply the drug substance for NX-0255 and to develop and manufacture the cell therapy product DeTIL-0255. We currently obtain our supplies from these manufacturers on a purchase order basis and do not have long-term supply arrangements in place. Because TIL and CAR-T therapies are manufactured on a patient-by-patient basis, they involve complex manufacturing and we anticipate that we will have to rely on third-party manufacturers to manufacture our ACT products for pre-clinical studies and clinical trials. Should any of these manufacturers become unavailable to us for any reason, we believe that there are a number of potential replacements, although we may incur some delay in identifying and qualifying such replacements.

All of our drug candidates are organic compounds of low molecular weight, generally called small molecules, but which are larger than traditional small molecule therapeutics. We have selected these compounds not only on the basis that they could have potentially favorable efficacy and safety profiles, but also for their ease of synthesis and reasonable cost of their starting materials. In particular, our lead drug candidates are manufactured using reliable and reproducible synthetic processes from readily available starting materials. The chemistry is amenable to scale up and does not require unusual equipment in the manufacturing process. We expect to continue to develop drug candidates that can be produced cost-effectively at contract manufacturing facilities.

Competition

The biotechnology and biopharmaceutical industries are characterized by rapidly advancing technologies, intense competition and a strong emphasis on intellectual property and proprietary products. While we believe that our technology, development experience, scientific knowledge and intellectual property portfolio provide us with competitive advantages, we face potential competition from many different sources, including major pharmaceutical, specialty pharmaceutical and biotechnology companies, academic institutions, governmental agencies and public and private research institutions that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing, and commercialization. Not only must we compete with other companies that are focused on protein modulation, but any drug candidates that we successfully develop and commercialize will compete with existing therapies and new therapies that may become available in the future. Moreover, our industry is characterized by the existence of large numbers of patents and frequent allegations of patent infringement.

Our platform and product focus is the discovery and development of protein modulation therapies using our chimeric small molecules and ligase inhibitors. Other companies researching chimeric small molecules for protein degradation include Arvinas, Inc., BioTheryX, Inc., C4 Therapeutics, Inc., Cullgen Inc., Foghorn Therapeutics Inc., Kymera Therapeutics, Inc., and Monte Rosa Therapeutics. Further, several large pharmaceutical companies have disclosed preclinical investments in this field, including Amgen Inc., AstraZeneca plc, Bayer AG, Bristol-Myers Squibb Company, Genentech, Inc., GlaxoSmithKline plc and Novartis International AG. Furthermore, we are aware of several biotech companies focused on developing tumor infiltrating lymphocyte (TIL) therapies for the treatment of cancer, including Instil Bio, Inc. and Iovance Biotherapeutics, Inc. Moreover, we also compete with current and future therapeutics developed at universities and other research institutions. In addition to competition from other protein modulation therapies, any products that we develop may also face competition from other types of therapies, such as small molecule, antibody, vaccine or gene therapies.

Our lead drug candidates target hematologic cancers and immune-mediated diseases including immuno-oncology and cell-based therapeutics for cancer. The most common methods of treating patients in oncologic indications are surgery, radiation and drug therapy, including chemotherapy, hormone therapy and targeted drug therapy. A new class of therapies for treatment of oncology patients are ACTs including CAR-T cell therapies and TIL cell therapies. There are a variety of available drug therapies marketed for cancer, including hematologic cancers. In many cases, these drugs are administered in combination to enhance efficacy. Some of the currently approved drug therapies are branded and subject to patent protection, and others are available on a generic basis. Many of these approved drugs are well established therapies and are widely accepted by physicians, patients and third-party payors. In general, although there has been considerable progress over the past few decades in the treatment of cancer and the currently marketed therapies provide benefits to many patients, these therapies all are limited to some extent in their efficacy and frequency of adverse events, and none of them are successful in treating all patients. As a result, the level of morbidity and mortality from cancer remains high.

In addition to currently marketed drugs, there are also several drug candidates in late-stage clinical development for the treatment of oncologic indications and immune-mediated diseases. These products in development may provide efficacy, safety, convenience and other benefits that are not provided by currently marketed therapies. As a result, they may provide significant competition for any of our drug candidates for which we obtain market approval.

If any of our drug candidates are approved for the indications for which we currently are conducting clinical trials or for which we expect to conduct clinical trials, they will compete with the foregoing therapies and the currently marketed drugs and potentially any drugs in development. It is also possible that we will face competition from other biologic or pharmaceutical approaches as well as from other types of therapies.

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

Intellectual Property

We strive to protect and enhance the proprietary technology, inventions, platforms, drug candidates and improvements thereof that are commercially important to our business, including obtaining, maintaining and defending patent rights, whether developed internally or licensed from third parties. Our policy is to seek to protect our proprietary position by, among, other methods, pursuing patent protection in the United States and in jurisdictions outside of the United States related to our proprietary technology, inventions, improvements, platforms and drug candidates that are important to the development and implementation of our business. Our patent portfolio, including pending priority applications and Patent Cooperation Treaty (PCT) applications, is intended to cover, but is not limited to, our technology platforms, drug candidates and components thereof and their methods of use, and any other inventions that are commercially important to our business. However, the portfolio covering our drug candidates is at an early stage and is currently comprised of only applications and we do not currently own or license any issued patents.

We also rely on trade secret protection of our confidential information and know-how relating to our proprietary technology, platforms and drug candidates and continuing innovation to develop, strengthen, and maintain our position in our DELigase platform and drug candidates. Trade secrets are difficult to protect and provide us with only limited protection. Our commercial success may depend in part on our ability to obtain and maintain patent and other proprietary protection for our technology, inventions and improvements; to preserve the confidentiality of our trade secrets; to maintain our licenses to use intellectual property owned or controlled by third parties; to defend and enforce our proprietary rights, including our patent applications; to defend against challenges and assertions by third parties of their purported intellectual property rights; and to operate without infringement of valid and enforceable patents and other proprietary rights of third parties. For risks related to our intellectual property, please see “Risk Factors—Risks Related to Our Intellectual Property.”

We believe that we have a strong global intellectual property position and substantial know how and trade secrets relating to our DELigase platform and drug candidates. We believe that we have a strong global intellectual property position and substantial know how and trade secrets relating to our DELigase platform and drug candidates. As of December 31, 2021, we have 20 U.S. patent applications and 51 foreign applications that we own, and four pending U.S. patent applications and three foreign patent applications that we co-own with Gilead. Should patents issue covering our clinical candidates, the expected expirations are 2039-2041 for patents covering NX-2127 and NX-5948; 2040-2042 for patents covering NX-1607; and 2040 for patents covering DeTIL-0255.

The term of individual patents depends upon the laws of the countries in which they are obtained. In most countries in which we file, including the United States, the patent term is 20 years from the earliest date of filing of a non-provisional patent application in the applicable country. However, the patent term of United States patents may, in certain cases, be adjusted for administrative delays by the United States Patent and Trademark Office (USPTO) in examining and granting a patent or may be shortened if a patent is terminally disclaimed over an earlier filed patent. In addition, the term of a patent may be extended as compensation for the patent term lost during the FDA regulatory review process. For example, for drugs that are regulated by the FDA under the Hatch-Waxman Act, it is permitted to extend the term of a patent that covers such drug for up to five years beyond the normal expiration date of the patent. For more information on patent term extensions, see “Business—Government Regulation: The Hatch-Waxman Act—Patent term extension.” In the future, if and when our pharmaceutical drug candidates receive FDA approval, we expect to apply for patent term extensions on patents, if issued, covering those drug candidates. We intend to seek patent term extensions to any of our patents, if issued, in any jurisdiction where these are available; however, there is no guarantee that the applicable authorities, including the USPTO and FDA, will agree with our assessment of whether such extensions should be granted, and even if granted, the length of such extensions.

The actual protection afforded by a patent varies on a product-by-product basis, from country-to-country, and depends upon many factors, including the type of patent, the scope of its coverage, the availability of regulatory-related extensions, the availability of legal remedies in a particular country and the validity and enforceability of the patent.

We also rely on trade secret protection for our know-how, confidential and proprietary information and continuing technological innovation to develop and maintain our competitive position. We seek to protect and maintain the confidentiality of proprietary information to protect aspects of our business that are not amenable to, or that we do not consider appropriate for, patent protection. Although we take steps to protect our confidential and proprietary information as trade secrets, including through contractual means with our employees, consultants, outside scientific collaborators, sponsored researchers and other advisors, competitors or other third parties may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets or disclose our technology. Thus, we may not be able to meaningfully protect our trade secrets. It is our policy to require our employees, consultants, outside scientific collaborators, sponsored researchers and other advisors to execute confidentiality agreements under the commencement of employment or consulting relationships with us. Despite these efforts, we cannot provide any assurances that all such agreements have been duly executed, and any of these parties may breach the agreements and disclose our proprietary information, and we may not be able to obtain adequate remedies for such breaches. We also seek to preserve the integrity and confidentiality of our proprietary technology and processes by maintaining physical security of our premises and physical and electronic security of our information technology systems. Although we have confidence in these individuals, organizations and systems, agreements or security measures may be breached, and we may not have adequate remedies for any breach. To the extent that our employees, contractors, consultants, collaborators and advisors use intellectual property owned by others in their work for us, disputes may arise as to the rights in relation to the resulting know-how or inventions. For more information, please see the sections titled “Risk Factors—Risks Related to Our Intellectual Property” and “Risk Factors—Risks Related to Regulatory Approval and Marketing of Our Drug candidates.”

Government Regulation

FDA approval process

In the United States, pharmaceutical products are subject to extensive regulation by the FDA. The processes for obtaining approval in the United States, along with subsequent compliance with applicable statutes and regulations and other regulatory authorities, require the expenditure of substantial time and financial resources. The Federal Food, Drug, and Cosmetic Act (FDCA) and other federal and state statutes and regulations govern, among other things, the research, development, testing, manufacture, quality control, packaging, storage, recordkeeping, approval, labeling, promotion, advertising and marketing, distribution, post-approval monitoring and reporting, sampling, tracking and tracing and import and export of pharmaceutical products. Failure to comply with applicable U.S. requirements may subject a company to a variety of administrative or judicial sanctions, such as FDA refusal to approve pending new drug applications (NDAs), withdrawal of an approval, imposition of a clinical hold, warning or untitled letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement of profits, or civil or criminal investigations and penalties brought by the FDA and the Department of Justice (DOJ) or other governmental entities.

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

An IND is an exemption from the FDCA that allows an unapproved new drug to be shipped in interstate commerce for use in an investigational clinical trial and a request for FDA authorization to administer an investigational drug to humans. Such authorization must be secured prior to interstate shipment and administration of any new drug that is not the subject of an approved NDA. In support of a request for an IND, a sponsor must submit a protocol for each clinical trial and any subsequent protocol amendments must be submitted to the FDA as part of the IND. The sponsor may be a company seeking to develop the drug or, as in the case of an investigator-initiated trial, the sponsor may be an investigator who is conducting the trial. In addition, the results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and plans for clinical trials, among other things, are submitted to the FDA as part of an IND.

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

Clinical trials involve the administration of the investigational new drug to healthy volunteers or patients under the supervision of a qualified investigator. Clinical trials must be conducted: (i) in compliance with federal regulations; (ii) in compliance with good clinical practice (GCP), which is an international standard meant to protect the rights and health of patients and to define the roles of clinical trial sponsors, administrators and monitors; as well as (iii) under protocols detailing the objectives of the trial, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. Each protocol involving testing on U.S. patients and subsequent protocol amendments must be submitted to the FDA as part of the IND.

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

A sponsor may choose, but is not required, to conduct a foreign clinical study under an IND. When a foreign clinical study is conducted under an IND, all IND requirements must be met unless waived. When the foreign clinical study is not conducted under an IND, the sponsor must ensure that the study complies with certain FDA regulatory requirements in order to use the study as support for an IND or application for marketing approval. Specifically, the FDA has promulgated regulations governing the acceptance of data from foreign clinical trials not conducted under an IND, establishing that such data from studies will be accepted as support for an IND or application for marketing approval if the study was conducted in accordance with GCP, including review and approval by an independent ethics committee and use of proper procedures for obtaining informed consent from subjects, and the FDA is able to validate the data from the study through an onsite inspection if the FDA deems such inspection necessary. The GCP requirements encompass both ethical and data integrity standards for clinical studies. The FDA’s regulations are intended to help ensure the protection of human subjects enrolled in non-IND foreign clinical trials, as well as the quality and integrity of the resulting data. They further help ensure that non-IND foreign studies are conducted in a manner comparable to that required for IND studies. If a marketing application is based solely on foreign clinical data, the FDA requires that the foreign data be applicable to the U.S. population and U.S. medical practice; the studies must have been performed by clinical investigators of recognized competence; and the FDA must be able to validate the data through an onsite inspection or other appropriate means, if the FDA deems such an inspection to be necessary.

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

Information about certain clinical trials must be submitted within specific timeframes to the National Institutes of Health (NIH) for public dissemination on its ClinicalTrials.gov website. Sponsors are also obligated to disclose the results of their clinical trials after completion. Disclosure of the results of these trials can be delayed in certain circumstances for up to two years after the date of completion of the trial.

Clinical trials to support NDAs for marketing approval are typically conducted in three sequential phases, but the phases may overlap. In Phase 1, the drug is introduced into healthy human subjects or in certain indications such as cancer, into patients with the target disease or condition. The drug is tested in Phase 1 to assess metabolism, pharmacokinetics, pharmacological actions, side effects associated with increasing doses, and, if possible, early evidence of effectiveness. Phase 2 usually involves trials in a limited patient population to determine the effectiveness of the drug for a particular indication, dosage tolerance and optimum dosage, and to identify common adverse effects and safety risks. If a compound demonstrates evidence of effectiveness and an acceptable safety profile in Phase 2 evaluations, Phase 3 trials are conducted. In a Phase 3 trial, the drug is administered to an expanded patient population, generally at geographically dispersed clinical trial sites, in well-controlled clinical trials to generate enough data to statistically evaluate the efficacy and safety of the product for approval, to establish the overall risk benefit profile of the product, and to provide adequate information for the labeling of the product.

In most cases the FDA requires at least two adequate and well-controlled Phase 3 clinical trials to demonstrate the efficacy of the drug. A single Phase 3 trial with other confirmatory evidence may be sufficient in rare instances, such as where the study is a large multicenter trial demonstrating internal consistency and a statistically very persuasive finding of a clinically meaningful effect on mortality, irreversible morbidity or prevention of a disease with a potentially serious outcome and confirmation of the result in a second trial would be practically or ethically impossible. Post-approval studies, or Phase 4 trials, are often required following initial approval and are intended to gain additional experience and data from treatment of patients in the intended therapeutic indication.

Progress reports detailing the results of the clinical trials conducted under an IND must be submitted at least annually to the FDA and more frequently if serious adverse effects occur. In addition, IND safety reports must be submitted to the FDA for any of the following: serious and unexpected suspected adverse reactions; findings from other studies or animal or in vitro testing that suggest a significant risk in humans exposed to the drug; and any clinically important increase in the case of a serious suspected adverse reaction over that listed in the protocol or investigator brochure. Phase 1, Phase 2 and Phase 3 clinical trials may not be completed successfully within any specified period, or at all. Furthermore, the FDA or the sponsor may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research subjects are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution, or an institution it represents, if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the drug has been associated with unexpected serious harm to patients. The FDA will typically inspect one or more clinical sites to assure compliance with GCP and the integrity of the clinical data submitted.

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

After completion of the required clinical testing, an NDA is prepared and submitted to the FDA. FDA approval of the NDA is required before marketing of the product may begin in the United States. The NDA must include the results of all preclinical, clinical and other testing and a compilation of data relating to the product’s pharmacology, chemistry, manufacture and controls. The cost of preparing and submitting an NDA is substantial. The submission of most NDAs is additionally subject to a substantial application user fee, currently set for fiscal year 2022 at $3,117,218 for applications requiring clinical data, and $1,558,609 for applications not requiring clinical data, and the manufacturer and sponsor under an approved NDA are also subject to annual program fees, currently set for fiscal year 2022 at $369,413 for each prescription product. These fees are typically increased annually. Sponsors of applications for drugs granted Orphan Drug Designation are exempt from these user fees.

The FDA has 60 days from its receipt of an NDA to determine whether the application will be accepted for filing based on the agency’s threshold determination that it is sufficiently complete to permit substantive review. The FDA may request additional information rather than accept an NDA for filing. In this event, the application must be resubmitted with the additional information. The resubmitted application is also subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in-depth review. The FDA has agreed to certain performance goals in the review of NDAs to encourage timeliness. The FDA intends to review applications for standard review drug products within ten months of the 60-day filing date; and applications for priority review drugs within six months. Priority review can be applied to drugs that the FDA determines treat a serious condition, and if approved, would offer a significant improvement in safety or effectiveness. The FDA determines, on a case-by-case basis, whether the proposed product represents a significant improvement when compared with other available therapies. Significant improvement may be illustrated by evidence of increased effectiveness in the treatment of a condition, elimination or substantial reduction of a treatment limiting product reaction, documented enhancement of patient compliance that may lead to improvement in serious outcomes, and evidence of safety and effectiveness in a new subpopulation. The review process for both standard and priority review may be extended by the FDA for three additional months to consider certain late-submitted information, or information intended to clarify information already provided in the submission.

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

After the FDA evaluates the NDA and accompanying information and the manufacturing facilities, it issues either an approval letter or a complete response letter. An approval letter authorizes commercial marketing of the product with specific prescribing information for specific indications. A complete response letter generally outlines the deficiencies in the submission and may require substantial additional testing, or information, in order for the FDA to reconsider the application. If, or when, those deficiencies have been addressed to the FDA’s satisfaction in a resubmission of the NDA, the FDA will issue an approval letter. The FDA intends to review such resubmissions in two or six months depending on the type of information included. Even with submission of this additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval.

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

If the FDA approves a product, it may limit the approved indications for use of the product; require that contraindications, warnings or precautions be included in the product labeling; require that post-approval studies, including Phase 4 clinical trials, be conducted to further assess the drug’s safety after approval; require testing and surveillance programs to monitor the product after commercialization; or impose other conditions, including distribution restrictions or other risk management mechanisms, including REMS, which can materially affect the potential market and profitability of the product. The FDA may prevent or limit further marketing of a product based on the results of post-market studies or surveillance programs. Changes to some of the conditions established in an approved application, including changes in indications, labeling, or manufacturing processes or facilities, require submission and FDA approval of a new NDA or NDA supplement before the change can be implemented. An NDA supplement for a new indication typically requires clinical data similar to that in the original application, and the FDA uses the same procedures and actions in reviewing NDA supplements as it does in reviewing NDAs.

Approval of medicines in the EU

In the EU, companies can apply for marketing authorizations under the centralized procedure to the European Medicines Agency (EMA) or they can submit their application to the competent authorities in the EEA Member States via the decentralized procedure, the national procedure, or the mutual recognition procedure. The centralized procedure is mandatory for certain medicines, such as those produced by biotechnology, orphan medicinal products, advanced therapy medicinal products and those containing a new active substance indicated for the treatment of HIV, AIDS, cancer, neurodegenerative disorders, autoimmune and other immune dysfunctions, viral diseases, or diabetes. The centralized procedure remains optional for medicines containing a new active substance, or which are a significant therapeutic, scientific, or technical innovation or whose authorization would be in the interest of public health.

The marketing authorization granted under the centralized procedure by the EMA will be valid in all EEA Member States. The maximum timeframe for the evaluation of a marketing authorization application, by the EMA is 210 days but can go be extended should additional information be required by the Committee for Medicinal Products for Human Use (CHMP). The European Commission makes the final decision to grant a marketing authorization, which is issued within 67 days of receipt of the EMA’s recommendation. An accelerated assessment procedure of 150 days may be implemented for dugs considered to be of major public health interest.

Under the mutual recognition procedure, the national marketing authorization holder may submit an application to other EEA Member States. The Member States involved must decide whether to recognize the approval within 90 days of receiving the application. If a Member State does not recognize the marketing authorization, the disputed points are eventually referred to the European Commission, whose decision is binding.

Since the UK has left the EU, Great Britain is no longer covered by centralized marketing authorizations. This is not the case for Northern Ireland as under the Northern Ireland Protocol, centralized marketing authorizations continue to be recognized in Northern Ireland. Medicines with centralized marketing authorizations were automatically converted to Great Britain marketing authorizations on January 1, 2021. For a period of two years from January 1, 2021, the Medicines and Healthcare Products Regulatory Agency (MHRA), the UK medicines regulator, can rely on a decision taken by the European Commission on the approval of a new marketing authorization in the centralized procedure, in order to more quickly grant a new Great Britain marketing authorization. A separate application is, however, still required. The MHRA has launched the Innovative Licensing and Access Pathway (ILAP), a new accelerated assessment procedure for marketing authorization applications that enables companies to enter the UK market faster.

Clinical trials regulation in the EU

In the EU, a Clinical Trial Application (CTA) must be submitted for each clinical trial to each Member State’s national competent authority (NCA) and an independent Ethics Committee. Once the CTA is approved in accordance with a particular Member State’s requirements, the clinical trial may proceed. Under the EU Clinical Trials Directive 2001/20/EC, suspected unexpected serious adverse reactions to the drug being trialed occurring during the clinical trial must be reported to the NCA and the Ethics Committee of the Member State where they occurred.

The EU has adopted a new Clinical Trials Regulation (EU) No 536/2014 that will amend the current system of approvals for clinical trials in the EU by simplifying and streamlining the application procedure via a single-entry point with the implementation of strictly defined deadlines for assessment. The new Regulation will come into effect in each Member State on January 31, 2022.

In the EU, Transparency Regulation No 1049/ 2001, EMA Policy 0043, EMA Policy 0070, as well as the Clinical Trials Regulation No 536/2014 set out the obligation for sponsors to make publicly available certain information stemming from clinical studies. Interested parties based in the EU may submit a request to the EMA to access information included in the marketing authorization application for authorized medicinal products. Commercially confidential information and protected personal data may however not be accessed.

Regulatory Framework in the United Kingdom following Brexit

The UK officially left the EU on January 31, 2020. A transition period during which EU law remained applicable to the UK began on February 1, 2020 and ended on December 31, 2020. The EU regulatory framework for medicinal products in place before the end of the transition period has been preserved in UK domestic legislation as “retained EU law” but the UK may diverge from EU law in the future should it wish to do so. Pursuant to the Northern Ireland Protocol, the EU pharmaceutical legal framework acquis continues to apply in Northern Ireland and medicines can only be placed in the Northern Ireland market if they comply with EU law. The UK government is however currently trying to renegotiate the Northern Ireland Protocol.

Expedited approval pathways

The FDA is authorized to designate certain products for expedited review if they are intended to address an unmet medical need in the treatment of a serious or life-threatening disease or condition. These programs are referred to as Fast Track designation, Breakthrough Therapy designation and Priority Review designation. In addition, accelerated approval offers the potential for approval based on a surrogate or intermediate clinical endpoint. In May 2014, the FDA published a final Guidance for Industry titled “Expedited Programs for Serious Conditions Drugs and Biologics,” which provides guidance on the FDA programs that are intended to facilitate and expedite development and review of new drug candidates as well as threshold criteria generally applicable to concluding that a drug candidate is a candidate for these expedited development and review programs.

The FDA may designate a product for Fast Track review if it is intended, whether alone or in combination with one or more other products, for the treatment of a serious or life threatening disease or condition, and nonclinical or clinical data demonstrate the potential to address unmet medical needs for such a disease or condition. For Fast Track products, sponsors may have greater interactions with the FDA and the FDA may initiate review of sections of a Fast Track product’s application before the application is complete. This rolling review may be available if the FDA determines, after preliminary evaluation of clinical data submitted by the sponsor, that a Fast Track product may be effective. The sponsor must also provide, and the FDA must approve, a schedule for the submission of the remaining information and the sponsor must pay applicable user fees. However, the FDA’s review clock for a Fast Track application does not begin until the last section of the application is submitted. In addition, the Fast Track designation may be withdrawn by the FDA if the FDA believes that the designation is no longer supported by data emerging in the clinical trial process.

A product may be designated as a Breakthrough Therapy if it is intended, either alone or in combination with one or more other products, to treat a serious or life threatening disease or condition and preliminary clinical evidence indicates that the product may demonstrate substantial improvement over existing available therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. The FDA may take certain actions with respect to Breakthrough Therapies, including holding meetings with the sponsor throughout the development process; providing timely advice to the product sponsor regarding development and approval; involving more senior staff in the review process; assigning a cross disciplinary project lead for the review team; rolling review; and taking other steps to design the clinical trials in an efficient manner.

Accelerated approval pathway

The FDA may grant accelerated approval to a drug for a serious or life threatening condition that provides meaningful therapeutic advantage to patients over available treatments based upon a determination that the drug has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit. The FDA may also grant accelerated approval for such drug for such a condition when the product has an effect on an intermediate clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality (IMM) and that is reasonably likely to predict an effect on IMM or other clinical benefit, taking into account the severity, rarity or prevalence of the condition and the availability or lack of alternative treatments. Drugs granted accelerated approval must meet the same statutory standards for safety and effectiveness as those granted traditional approval.

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

The accelerated approval pathway is contingent on a sponsor’s agreement to conduct, in a diligent manner, additional post-approval confirmatory studies to verify and describe the drug’s clinical benefit. As a result, a drug candidate approved on this basis is subject to rigorous post-marketing compliance requirements, including the completion of Phase 4 or post-approval clinical trials to confirm the effect on the clinical endpoint. Failure to conduct required post-approval studies, or confirm a clinical benefit during post-marketing studies, would allow the FDA to withdraw the drug from the market on an expedited basis. In addition, all promotional materials for drugs approved under accelerated regulations are subject to prior review by the FDA.

The EU and UK operate accelerated evaluation schemes, which may be granted in exceptional cases, often when there is unmet medical need for a life-threatening or serious debilitating condition and existing data show a positive benefit/risk balance that means the medicinal product is of a major public health interest. The CHMP of the EMA or the MHRA (or other national competent authority) will make this determination on a case-by-case basis and subject to meeting eligibility criteria. Accelerated assessment takes place within 150 days.

Orphan drugs

Under the Orphan Drug Act, the FDA may grant Orphan Drug Designation to drugs intended to treat a rare disease or condition—generally a disease or condition that affects fewer than 200,000 individuals in the United States. Orphan Drug Designation must be requested before submitting an NDA. After the FDA grants Orphan Drug Designation, the name of the drug and its potential orphan-designated use are disclosed publicly by the FDA. Orphan Drug Designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.

The first NDA applicant to receive FDA approval for a particular drug to treat a particular disease with FDA Orphan Drug Designation is entitled to a seven-year exclusive marketing period in the United States for that product, for that indication. During the seven-year exclusivity period, the FDA may not approve any other applications to market the same drug for the same disease, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity. Orphan drug exclusivity does not prevent the FDA from approving a different drug for the same disease or condition, or the same drug for a different disease or condition. Among the other benefits of Orphan Drug Designation are tax credits for certain research and an exemption from the NDA application user fee.

A designated orphan drug may not receive orphan drug exclusivity if it is licensed for a use that is broader than the indication for which it received orphan designation. In addition, exclusive marketing rights in the United States may be rescinded if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition.

In the EU and UK, under Regulation (EC)141/2000 and the UK Human Medicines Regulation 2012 (as amended), respectively, medicinal products may be granted an orphan drug designation if they are used to treat or prevent life-threatening or chronically debilitating conditions that affect no more than five in 10,000 people in the EU/ UK and for which there is no satisfactory method of diagnosis, prevention or treatment when the application is made, or when the medicinal product is of significant benefit to those affected by the condition. In addition, orphan drug designation can be granted to drugs used to treat or prevent life-threatening or chronically debilitating conditions which, for economic reasons, would be unlikely to be developed without incentives.

The application for orphan designation must be submitted to and approved by the EMA in respect of the EU or to the MHRA for Great Britain before an application is made for marketing authorization for the product. Medicinal products which benefit from orphan status, which they successfully maintain post-grant of the marketing authorization, can benefit from up to ten years of market exclusivity in respect of the approved indication. This prevents regulatory authorities in the EU or Great Britain, as the case may be, from granting marketing authorizations for similar medicinal products for the same therapeutic indication, unless another applicant can show that the similar medicinal product in question is safer, more effective or clinically superior to the orphan-designated product or if the marketing authorization holder consents to the second orphan medicinal product application, or where the marketing authorization holder cannot supply the needs of the market.

The ten-year market exclusivity may be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria for orphan designation, for example, if the product is sufficiently profitable not to justify the maintenance of market exclusivity. Conversely, the 10-year exclusivity period can be further extended by 2 years, when pediatric studies are conducted in accordance with an agreed pediatric investigation plan (PIP) and in completion of all the legal requirements.

Pediatric studies and exclusivity

Under the Pediatric Research Equity Act of 2003, an NDA or supplement thereto must contain data that are adequate to assess the safety and effectiveness of the drug product for the claimed indications in all relevant pediatric subpopulations, and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. With enactment of the Food and Drug Administration Safety and Innovation Act of 2012 (FDASIA), sponsors must also submit pediatric study plans prior to the assessment data.

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

Under the European Pediatric Regulation (Regulation (EC) No 1901/2006), which has also been reflected in and retained by UK law, applicants must submit to the national competent authority or the EMA data from pediatric studies in compliance with an agreed PIP for the validation or acceptance of a marketing authorization application, unless the medicine is exempt because of a deferral or waiver.

Post-approval requirements

Drugs manufactured or distributed pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to recordkeeping, periodic reporting, product sampling and distribution, advertising and promotion and reporting of adverse experiences with the product. After approval, most changes to the approved product, such as adding new indications or other labeling claims, are subject to prior FDA review, through the applicant’s submission of a supplemental application, and approval. There also are continuing, annual user fee requirements for any marketed products and the establishments at which such products are manufactured, as well as new application fees for supplemental applications with clinical data.

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

Once an approval is granted, the FDA may withdraw the approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical trials to assess new safety risks; or imposition of distribution or other restrictions under a REMS program. Other potential consequences include, among other things:

•	Restrictions on the marketing or manufacturing of the product, including total or partial suspension of production, complete withdrawal of the product from the market or product recalls;
•	Fines, untitled or warning letters or holds on post-approval clinical trials;
•	Refusal of the FDA to approve pending NDAs or supplements to approved NDAs, or suspension or revocation of product license approvals;
•	Product seizure or detention, or refusal to permit the import or export of products; or
•	Injunctions or the imposition of civil or criminal penalties.

The FDA strictly regulates marketing, labeling, advertising and promotion of products that are placed on the market. Drugs may be promoted only for the approved indications and consistently with the provisions of the approved labeling. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off label uses, and a company that is found to have improperly promoted off label uses may be subject to significant liability.

In addition, the distribution of prescription drug products is subject to the Prescription Drug Marketing Act (PDMA) which regulates the distribution of drugs and drug samples at the federal level, and sets minimum standards for the registration and regulation of drug distributors by the states. Both the PDMA and state laws limit the distribution of prescription drug product samples and impose requirements to ensure accountability in distribution.

Many jurisdictions, including the EU and the UK, require each marketing authorization holder, national competent authority and the EMA to operate a pharmacovigilance system to ensure that the safety of all medicines is monitored throughout their use. The overall EU pharmacovigilance system operates through cooperation between the EU Member States, EMA and the European Commission.

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

505(b)(2) New Drug Applications

As an alternative path to FDA approval for modifications to formulations or uses of products previously approved by the FDA pursuant to an NDA, an applicant may submit an NDA under Section 505(b)(2) of the FDCA. Section 505(b)(2) was enacted as part of the Hatch-Waxman Amendments and permits the filing of an NDA where at least some of the information required for approval comes from studies not conducted by, or for, the applicant, and for which the applicant has not obtained a right of reference. If the 505(b)(2) applicant can establish that reliance on the FDA’s previous findings of safety and effectiveness is scientifically and legally appropriate, it may eliminate the need to conduct certain preclinical studies or clinical trials of the new product. The FDA may also require companies to perform additional bridging studies or measurements, including clinical trials, to support the change from the previously approved reference drug. The FDA may then approve the new drug candidate for all, or some, of the label indications for which the reference drug has been approved, as well as for any new indication sought by the 505(b)(2) applicant.

Hatch-Waxman patent certification and the 30-month stay

In seeking approval for a drug through an NDA, applicants are required to list with the FDA each patent whose claims cover the applicant’s product. Upon approval of a drug, each of the patents listed in the application for the drug is then published in the FDA’s Orange Book.

When an ANDA applicant files its application with the FDA, the applicant is required to certify to the FDA concerning any patents listed for the reference product in the Orange Book, except for patents covering methods of use for which the ANDA applicant is not seeking approval. To the extent that the Section 505(b)(2) applicant is relying on studies conducted for an already approved product, the applicant is required to certify to the FDA concerning any patents listed for the approved product in the Orange Book to the same extent that would be required of an ANDA applicant. Specifically, the applicant must certify that (i) the required patent information has not been filed; (ii) the listed patent has expired; (iii) the listed patent has not expired but will expire on a particular date and approval is sought after patent expiration; or (iv) the listed patent is invalid or will not be infringed by the new product. The ANDA applicant may also elect to submit a statement certifying that its proposed ANDA label does not contain (or carve out) any language regarding the patented method-of-use rather than certify to a listed method-of-use patent, known as a Section VIII statement. If the applicant does not challenge the listed patents, the ANDA application will not be approved until all the listed patents claiming the referenced product have expired. A certification that the new product will not infringe the already approved product’s listed patents, or that such patents are invalid, is called a Paragraph IV certification. If the ANDA applicant has provided a Paragraph IV certification to the FDA, the applicant must also send notice of the Paragraph IV certification to the NDA and patent holders once the ANDA has been accepted for filing by the FDA. The NDA and patent holders may then initiate a patent infringement lawsuit in response to the notice of the Paragraph IV certification. The filing of a patent infringement lawsuit within 45 days of the receipt of a Paragraph IV certification automatically prevents the FDA from approving the ANDA until the earlier of 30 months, expiration of the patent, settlement of the lawsuit, or a decision in the infringement case that is favorable to the ANDA applicant.

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

Exclusivity under the Hatch-Waxman Amendments

In addition, under the Hatch-Waxman Amendments, the FDA may not approve an ANDA or 505(b)(2) NDA referencing a particular drug until any applicable period of non-patent exclusivity for the RLD has expired. The FDCA provides a period of five years of non-patent data exclusivity for a new drug containing a new chemical entity (NCE). For the purposes of this provision, an NCE is a drug that contains no active moiety that has previously been approved by the FDA in any other NDA. An active moiety is the molecule or ion responsible for the physiological or pharmacological action of the drug substance. In cases where such NCE exclusivity has been granted, an ANDA or 505(b)(2) NDA may not be submitted to the FDA until the expiration of five years from the date the NDA is approved, unless the submission is accompanied by a Paragraph IV certification, in which case the applicant may submit its application four years following the original product approval.

The FDCA also provides for a period of three years of exclusivity if the NDA includes reports of one or more new clinical investigations, other than bioavailability or bioequivalence studies, that were conducted by or for the applicant and are essential to the approval of the application. This three-year exclusivity period often protects changes to a previously approved drug product, such as a new dosage form, route of administration, combination or indication. Three-year exclusivity would be available for a drug product that contains a previously approved active moiety, provided the statutory requirement for a new clinical investigation is satisfied. Unlike five-year NCE exclusivity, an award of three-year exclusivity does not block the FDA from accepting ANDAs or 505(b)(2) NDAs seeking approval for generic versions of the drug as of the date of approval of the original drug product; it does, however, block the FDA from approving ANDAs or 505(b)(2) NDAs during the period of exclusivity. The FDA typically makes decisions about awards of data exclusivity shortly before a product is approved.

Foreign regulation

In addition to regulations in the United States, we will be subject to a variety of foreign regulations governing clinical trials and commercial sales and distribution of our drug candidates to the extent we choose to sell any products outside of the United States. Whether or not we obtain FDA approval for a product, we must obtain approval of a product by regulatory authorities of foreign countries before we can commence clinical trials or marketing of the product in those countries. The approval process varies from country to country and the time may be longer or shorter than that required for FDA approval. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary greatly from country to country. As in the United States, post-approval regulatory requirements, such as those regarding product manufacture, marketing, or distribution would apply to any product that is approved outside the United States.

We will also be subject to certain ex-U.S. privacy laws in connection with our clinical trial activities outside the United States such as, the EU General Data Protection Regulation (EU GDPR) – non-compliance with which could result in administrative fines of up to the greater of €20.0 million or 4% of global annual revenues. The EU GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies and obtain compensation for damages resulting from violations of the EU GDPR.

The EU GDPR grants individuals various data protection rights (e.g., the right to erasure of personal data) and imposes stringent data protection requirements on U.S.-based companies, such as ours, which fall within its scope, including inter alia: (i) accountability, data treatment and transparency requirements; and (ii) obligations to report certain personal data breaches to the supervisory authority without undue delay (and no later than 72 hours where feasible). In addition, the EU GDPR prohibits the transfer of personal data from the EEA to the United States and other jurisdictions that the European Commission does not recognize as having “adequate” data protection laws unless a data transfer mechanism has been put in place. In July 2020, the Court of Justice of the European Union limited how organizations could lawfully transfer personal data from the EEA to the United States by invalidating the EU-US Privacy Shield for purposes of international transfers and imposed further restrictions on use of standard contractual clauses (SCCs) (i.e., EU-style data transfer agreements) including, a requirement for companies to carry out a transfer privacy impact assessment, which among other things, assesses laws governing access to personal data in the recipient country and considers whether supplementary measures that provide privacy protections additional to those provided under SCCs will need to be implemented to ensure an essentially equivalent level of data protection to that afforded in the EEA. Moreover, new versions of the SCCs (new EU SCCs) have recently been published requiring additional compliance and implementation efforts.

Relatedly, following the United Kingdom’s withdrawal from the EU (Brexit), the EU GDPR has been implemented in the United Kingdom (as the UK GDPR). The UK GDPR site alongside the UK Data Protection Act 2018 which implements certain derogations in the EU GDPR into UK law. The requirements of the UK GDPR are (at this time) largely aligned with those under the EU GDPR and as such, may lead to similar compliance and operational costs with potential fines for non-compliance of up to £17.5 million or 4% of annual worldwide turnover. As a result, we are potentially exposed to two parallel data protection regimes, each of which authorizes fines and the potential for divergent enforcement actions. It should also be noted that the new EU SCCs do not automatically apply in the UK since Brexit, and the UK Government has not yet formally acknowledged the new EU SCCs, i.e., as a valid data transfer mechanism under the UK GDPR. Indeed, on 11 August 2021, the UK Information Commissioner’s Office (ICO) launched a public consultation on its draft international data transfer agreement and guidance. This included the publication of a draft UK addendum that can be used with the new EU SCCs – however, this is not (at this time) finalized and as such, for the time being transfers from the UK to a third country should continue to be made in reliance on the ‘old’ SCCs.

Reimbursement of medicines in Europe

In the EU, pricing and reimbursement methods can differ in each Member State. Some Member States and the UK may require that health technology assessments (HTA) be completed to obtain reimbursement or pricing approval. The outcome of HTA assessments is decided on a national basis and some Member States may decide not to reimburse the use of medicines or may reduce the rate of reimbursement. In December 2021, the EU adopted a new Regulation on Health Technology Assessment which allows Member States to carry out joint clinical assessments and operate joint clinical consultations. It is expected that the new Regulation will come into effect in 2025. In the UK, NICE is the body which conducts HTAs and issues guidance on whether a product is considered to be “cost-effective.”

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

The federal Anti-Kickback Statute prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving any remuneration, directly or indirectly, in cash or in kind, to induce, or in return for, purchasing, leasing, ordering, or arranging for, referring, or recommending the purchase, lease or order of any healthcare item or service reimbursable, in whole or in part, under Medicare, Medicaid, or other federal health care program. The Patient Protection and Affordable Care Act as amended by the Health Care and Education Reconciliation Act (collectively, the ACA) amended the intent element of the federal Anti-Kickback Statute to clarify that a person or entity need not have actual knowledge of the statute or specific intent to violate it in order to commit a violation. Among others, this statute applies to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers and formulary managers on the other, including, for example, consulting/speaking arrangements, discount and rebate offers, grants, charitable contributions and patient support offerings. A conviction for violation of the federal Anti-Kickback Statute can result in criminal fines and/or imprisonment and requires mandatory exclusion from participation in federal health care programs. Exclusion from the federal healthcare programs may also be imposed if the government determines that an entity has committed acts that are prohibited by the federal Anti-Kickback Statute. Although there are a number of statutory exceptions and regulatory safe harbors protecting certain common activities from prosecution or other regulatory sanctions under the law, the exceptions and safe harbors are drawn narrowly and practices that involve remuneration intended to induce prescribing, purchases or recommendations may be subject to scrutiny if they do not qualify for an exception or safe harbor. The federal Anti-Kickback Statute safe harbors are the subject of possible regulatory reforms. Any changes to the safe harbors may impact our future contractual and other arrangements with pharmacy benefit managers, group purchasing organizations, third party payors, wholesalers and distributors, healthcare providers and prescribers, and other entities, as well as our future pricing strategies.

The federal civil False Claims Act prohibits, among other things, any person or entity from knowingly presenting, or causing to be presented, a false claim for payment to the federal government, or knowingly making, or causing to be made, a false record or statement material to a false claim. The False Claims Act, which covers claims made to programs where the federal government reimburses (directly or indirectly) individuals and entities, such as under the Medicare and Medicaid programs, as well as programs where the federal government is a direct purchaser, such as when it purchases off the Federal Supply Schedule. The law also prohibits avoiding, decreasing or concealing an obligation to pay money to the federal government. The government can bring claims directly or through a civil whistleblower or qui tam action, and potential liability includes mandatory treble damages and significant per claim penalties, currently set at $11,665 up to $23,331 per false claim or statement for penalties assessed after June 19, 2020, with respect to violations occurring after November 2, 2015. Several pharmaceutical and other healthcare companies have been prosecuted under these laws for allegedly inflating drug prices they report to pricing services, which in turn were used by the government to set Medicare and Medicaid reimbursement rates, and for allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product. In addition, certain marketing practices, including off-label promotion, may also violate false claims laws. Additionally, the ACA amended the federal Anti-Kickback Statute such that a violation of that statute can serve as a basis for liability under the federal False Claims Act. Most states also have statutes or regulations similar to the federal Anti-Kickback Statute and False Claims Act, which apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor. There is also the Federal Criminal False Claims Act, which is similar to the Federal Civil False Claims Act and imposes criminal liability on those that make or present a false, fictitious or fraudulent claim to the federal government.

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

In addition, HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act (HITECH) and their respective implementing regulations, including the Final Omnibus Rule published on January 25, 2013, impose obligations on certain healthcare providers, health plans and healthcare clearinghouses, known as covered entities, as well as their business associates that perform certain services involving the storage, use or disclosure of individually identifiable health information, including mandatory contractual terms, requirements to facilitate certain patient rights, requirements to safeguard the privacy, security, and transmission of individually identifiable health information, and requirements to provide notice to affected individuals and regulatory authorities of certain breaches of security of individually identifiable health information. HITECH increased the civil and criminal penalties that may be imposed against covered entities, business associates and possibly other persons, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorney’s fees and costs associated with pursuing federal civil actions. On December 10, 2020, the Office of Civil Rights within the Department of Health and Human Services issued proposed revisions to the HIPAA Privacy Rule aimed at reducing regulatory burdens that may exist in discouraging coordination of care and patient access to their health information, among other changes. While a final rule has not yet been issued, if adopted, these proposed changes may require us to update our policies and procedures to comply with the new requirements. In addition, many state laws govern the privacy and security of health information and other personal information in certain circumstances (such as the California Consumer Privacy Act of 2018 (CCPA) and the California Privacy Rights Act of 2020 (CPRA), and similar new state privacy laws), and these state laws may differ from each other in significant ways and may not have the same effect. These laws are rapidly evolving and may impose additional regulatory compliance burden and legal risks on our operations.

Further, pursuant to the ACA, the Centers for Medicare & Medicaid Services (CMS) has promulgated regulations to implement what is commonly known as the federal Physician Payment Sunshine Act, which, among other things, requires manufacturers of prescription drugs, among others, to collect and report information on certain payments or transfers of value they make to U.S.-licensed physicians and teaching hospitals, as well as investment interests held by physicians and their immediate family members. The reports must be submitted on an annual basis, and the reported data is made available in searchable form on a public website. Failure to submit required information may result in civil monetary penalties. Effective January 1, 2022, reporting on transfers of value to physician assistants, nurse practitioners or clinical nurse specialists, certified registered nurse anesthetists, anesthesiologist assistants, and certified nurse-midwives is also required.

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

In the EU and the UK companies must comply with national general anti-bribery legislation as well as medicines legislation which prohibits the supply, offer or promise of certain gifts, and benefits in connection with the promotion of medicinal products to any person qualified to prescribe or supply them. Companies that breach these laws may incur substantial fines and imprisonment.

In the EU, payments made to healthcare professionals must be publicly disclosed and agreements with healthcare professionals must be the subject of prior notification and approval by the healthcare professional’s employer. Such requirements are set out in national laws, industry codes or professional codes of conduct, applicable in the EU Member States and in the UK. Failure to comply with these requirements could result in reputational risk, public reprimands, administrative penalties, fines or imprisonment.

U.S. healthcare reform

In the United States there have been, and continue to be, proposals by the federal government, state governments, regulators and third-party payors to control or manage the costs of health care and, more generally, to reform the U.S. healthcare system. The pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives. For example, in March 2010, the ACA was enacted, which was intended to substantially change the way healthcare is financed by both governmental and private insurers, and significantly impacts the U.S. pharmaceutical industry. The ACA, among other things, (i) proscribed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs and therapeutic biologics that are inhaled, infused, instilled, implanted or injected, (ii) increased the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extended the rebate program to individuals enrolled in Medicaid managed care organizations, (iii) established annual nondeductible fees and taxes on manufacturers of certain branded prescription drugs and therapeutic biologics, apportioned among these entities according to their market share in certain government healthcare programs (iv) established a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer what are now 70% point of-sale discounts off negotiated prices of applicable brand drugs and therapeutic biologics to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs and therapeutic biologics to be covered under Medicare Part D, (v) expanded eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals and by adding new mandatory eligibility categories for individuals with income at or below 138% of the federal poverty level, thereby potentially increasing manufacturers’ Medicaid rebate liability, (vi) expanded the entities eligible for discounts under the 340B Public Health program, (vii) required annual reporting of certain information regarding drug samples that manufacturers and distributors provide to licensed practitioners, (viii) created a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research, and (ix) established a Center for Medicare Innovation at CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending.

The ACA and certain of its provisions have been subject to judicial challenges as well as legislative and regulatory efforts to repeal or replace them or to alter their interpretation or implementation. From January 2017 through January 2021, the Trump administration issued three executive orders and other directives designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. For example, on January 22, 2018, the Trump administration signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain ACA-mandated fees, including the so-called “Cadillac” tax on certain high-cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. Concurrently, Congress considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the ACA have been signed into law. The Tax Cuts and Jobs Act (TCJA) among other things, included a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment, or penalty, imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” In December 2018, a federal district court in Texas ruled that the ACA’s individual mandate, without the penalty that was repealed effective January 1, 2019, was unconstitutional and could not be severed from the ACA. As a result, the court ruled the remaining provisions of the ACA were also invalid. The Fifth Circuit Court of Appeals affirmed the district court’s ruling that the individual mandate was unconstitutional, but it remanded the case back to the district court for further analysis of whether the mandate could be severed from the ACA (i.e., whether the entire ACA was therefore also unconstitutional). The Supreme Court of the United States granted certiorari on March 2, 2020 and heard oral argument on November 10, 2020. On June 17, 2021, the Supreme Court dismissed the lawsuit without ruling on the merits of the constitutionality arguments.

Further, the Bipartisan Budget Act of 2018, among other things, amended the ACA, effective January 1, 2019, to increase from 50% to 70% the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” More recently, on January 28, 2021, President Biden issued an Executive Order to initiate a special enrollment period from February 15, 2021 through August 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The Executive Order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, policies that create barriers to obtaining access to health insurance coverage through the ACA marketplaces. On March 11, 2021, Congress enacted the American Rescue Plan Act of 2021, which included among its provisions a sunset of the ACA’s cap on pharmaceutical manufacturers’ rebate liability under the Medicaid Drug Rebate Program. Under the ACA, manufacturers’ rebate liability was capped at 100% of the average manufacturer price for a covered outpatient drug. Effective January 1, 2024, manufacturers’ MDRP rebate liability will no longer be capped, potentially resulting in a manufacturer paying more in MDRP rebates than it receives on the sale of certain covered outpatient drugs. The American Rescue Plan Act also temporarily increased premium tax credit assistance for individuals eligible for subsidies under the ACA for 2021 and 2022 and removed the 400% federal poverty level limit that otherwise applies for purposes of eligibility to receive premium tax credits. In the future, there may be additional challenges and/or amendments to the ACA. It remains to be seen precisely what any new legislation will provide, when or if it will be enacted, and what impact it will have on the availability and cost of healthcare items and services, including drug products.

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted to reduce healthcare expenditures. These changes include the Budget Control Act of 2011, which, among other things, led to aggregate reductions of Medicare payments to providers of up to 2% per fiscal year that started in 2013 and, due to subsequent statutory amendments, will remain in effect into 2031 unless additional Congressional action is taken, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022 due to the COVID-19 pandemic. In 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) temporarily suspended the 2% cut in Medicare payments from May 1, 2020 through December 31, 2020, and it extended the cut through fiscal year 2030 to offset the cost of such temporary suspension. The American Taxpayer Relief Act of 2012 made other changes, including the reduction of Medicare payments to several types of providers and an increase in the statute of limitations period for the government to recover overpayments to providers from three to five years. If federal spending is further reduced, anticipated budgetary shortfalls may also impact the ability of relevant agencies, such as the FDA or the NIH to continue to function at current levels. Amounts allocated to federal grants and contracts may be reduced or eliminated. These reductions may also impact the ability of relevant agencies to timely review and approve research and development, manufacturing, and marketing activities which may delay our ability to develop, market and sell any products we may develop.

More recently the cost of prescription pharmaceuticals has been the subject of considerable discussion in the United States. Specifically, there have been several recent U.S. Congressional inquiries and proposed federal legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient support programs, reduce the cost of prescription drugs under Medicare and reform government program reimbursement methodologies for drug products. While several proposed reform measures will require Congress to pass legislation to become effective, Congress and the Biden administration have each indicated that it will continue to seek new legislative and/or administrative measures to address prescription drug costs, as discussed in greater detail in the section titled “Risk Factors.”

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

Human Capital

As of November 30, 2021, we had 242 full-time employees, of which 212 are engaged in research and development. From time to time, we also retain independent contractors to support our organization. None of our employees are represented by a labor union or covered by collective bargaining agreements, and we believe our relationship with our employees is good.

We consider the intellectual capital of our employees to be an essential driver of our business. Our workforce expanded during fiscal year 2021; new employees were hired to support our clinical and preclinical pipeline, with additions in our research, clinical development, operations and general and administrative functions. We expect to continue to add additional employees in 2022 with a focus on increasing expertise in clinical and preclinical research and development.

We continually evaluate our business needs and opportunities and strive to balance in house expertise and capacity with outsourced expertise and capacity. Currently, we outsource substantially all clinical trial work to clinical research organizations and drug substance and finished drug product manufacturing to contract manufacturers.

Competitive pay and benefits

Drug development is a complex endeavor which requires deep expertise and experience across a broad array of disciplines. Biotechnology and pharmaceutical companies both large and small compete for a limited number of qualified applicants to fill specialized positions. We monitor our compensation programs closely and provide what we consider to be a very competitive mix of compensation, insurance and wellness benefits for all our employees, as well as participation in our equity and enhanced maternity and paternity programs. To attract qualified applicants, we offer a total rewards package consisting of base salary and cash target bonus, a comprehensive benefits package and equity compensation for all full-time employees. Bonus opportunity and equity compensation increase as a percentage of total compensation based on level of responsibility. Actual bonus payout is based on Company and individual performance.

Diversity and inclusion

We are committed to creating and maintaining a workplace free from discrimination or harassment on the basis of color, race, sex, national origin, ethnicity, religion, age, disability, sexual orientation, gender identification or expression or any other status protected by applicable law. Our management team and employees are expected to exhibit and promote honest, ethical and respectful conduct in the workplace. All of our employees must adhere to a code of conduct that sets standards for appropriate behavior and are required to attend biennial training to help prevent, identify, report and stop any type of discrimination and harassment. Our recruitment, hiring, development, training, compensation and advancement at our company is based on qualifications, performance, skills and experience without regard to gender, race and ethnicity.

Employee development and training

We focus on attracting, retaining and cultivating talented individuals. We emphasize employee development and training by providing access to a wide range of online and instructor led development and continual learning programs. Employees are encouraged to attend scientific, clinical and technological meetings and conferences and have access to broad resources they need to be successful.

Safety

The safety and health of our employees is a top priority. In response to the COVID-19 pandemic, we have implemented safety protocols including clear policies to address actual and suspected COVID-19 cases and potential exposure, weekly COVID-19 testing, shift work scheduling to reduce the number of people in our facilities at a given time, requirements for the wearing of masks and for social distancing, and increased cleaning procedures. These protocols are designed to comply with health and safety standards as required by federal, state and local government agencies, taking into consideration guidelines of the Centers for Disease Control and Prevention and other public health authorities. In addition, we have provided work-at-home arrangements for employees who are able to do so.

Board of Directors oversight

Our Board of Directors recognizes the critical importance of our team and the necessity to ensure a diverse, inclusive, and innovative work environment that is centered around a values-based culture. Our Board meets regularly with management to discuss issues impacting our employees, and to focus on ways to support our workforce. Our focus on culture comes from our board of directors and flows throughout our company. In evaluating our Chief Executive Officer and management team, significant emphasis is place on their contributions to our overall culture.

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

The mark “Nurix” is our registered trademark in Canada, France, Germany, Italy, Japan, Mexico, Spain, the United Kingdom and the United States. The marks “DELigase” and “NXACT” are our registered trademarks in the United States. The marks “DeCART” and “DeTIL” are our trademarks for which we have a pending trademark application in the United States. The Nurix logo is our common law trademark. All other service marks, trademarks and trade names appearing in this Annual Report on Form 10-K are the property of their respective owners. Solely for convenience, the trademarks and tradenames referred to in this Annual Report on Form 10-K appear without the ® and ™ symbols, but those references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights, or the right of the applicable licensor to these trademarks and tradenames.

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

We use our Investor Relations website (http://ir.nurixtx.com) as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD promulgated by the SEC. These disclosures are included in the “News” and “Events and Presentations” sections of our website. Accordingly, investors should monitor these portions of our website, in addition to following our press releases, SEC filings and public conference calls and webcasts.

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

•

We are early in our development efforts. Our lead drug candidates, NX-2127, NX-1607, NX-5948 and DeTIL-0255 only recently entered clinical development and all of our other drug candidates are still in preclinical development. If we are unable to advance to clinical development, develop, obtain regulatory approval for and commercialize our drug candidates or experience significant delays in doing so, our business may be materially harmed.

•	Our limited operating history may make it difficult to evaluate the success of our business to date and to assess our future viability.
•

If serious adverse events, undesirable side effects, or unexpected characteristics are identified during the development of any drug candidates we may develop, we may need to abandon or limit our further clinical development of those drug candidates.

•

We only recently initiated testing of our four lead drug candidates in clinical trials, and we have not tested any of our other drug candidates in clinical trials. The results of preclinical studies and early-stage clinical trials may not be predictive of future results. Initial success in clinical trials may not be indicative of results obtained when these trials are completed or in later-stage trials.

•	We may fail to obtain and maintain orphan designations in some jurisdictions and therefore fail to secure orphan exclusivity in those jurisdictions.
•	We face substantial competition in an environment of rapid technological change, which may result in others discovering, developing or commercializing products before or more successfully than we do.
•

We expect to depend on collaborations with third parties for the research, development and commercialization of certain of the drug candidates we may develop. If any such collaborations are not successful, we may not be able to capitalize on the market potential of those drug candidates.

•

We rely on contract manufacturing organizations (CMOs) for the manufacture of both drug substance and finished drug product for our drug candidates for preclinical and clinical testing and expect to continue to do so for any future clinical trials and commercialization. This reliance on third parties may increase the risk that we will not have sufficient quantities of our drug candidates or products or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts.

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

•

Our ability to compete in the pharmaceuticals industry depends upon our ability to attract and retain highly qualified managerial, scientific, medical, sales and marketing and other personnel. The loss of the services of our key employees could impede, delay or prevent the successful development of our product pipeline, the completion of our current and planned clinical trials, and the commercialization of our products or in-licensing or acquisition of new assets, and could negatively impact our ability to successfully implement our business plan.

Risks Related to Our Financial Position and Need for Additional Capital

We have incurred significant losses since our inception. We expect to incur losses over at least the next several years and may never achieve or maintain profitability.

Our net loss was $117.2 million, $43.2 million and $21.7 million for the fiscal years ended November 30, 2021, 2020 and 2019, respectively. As of November 30, 2021, we had an accumulated deficit of $220.9 million. To date, we have not generated any revenue from product sales and have financed our operations primarily through our collaborations and sales of our equity interests. We are in the early stages of development of our drug candidates. Our lead drug candidates, NX-2127, NX-1607, NX-5948 and DeTIL-0255 only recently entered clinical development and all of our other drug candidates are still in preclinical development. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We anticipate that our operating expenses and capital expenditure requirements will increase substantially if and as we:

•	initiate or increase enrollment in our Phase 1 clinical trials of our drug candidates NX-2127, NX-1607, NX-5948 and DeTIL-0255;
•	submit investigational new drug applications (INDs) and initiate clinical trials of our other drug candidates;
•	enter advanced clinical development and scale up external manufacturing capabilities to supply clinical trials;
•	expand the capabilities of our DELigase platform and apply our DELigase platform to advance additional drug candidates into preclinical and clinical development;
•	conduct process development for manufacturing of our DeTIL cell therapy products;
•	seek marketing approvals for any drug candidates that successfully complete clinical trials;
•	ultimately establish a sales, marketing and distribution infrastructure and scale up external manufacturing capabilities to commercialize any products for which we may obtain marketing approval;
•	expand, maintain and protect our intellectual property portfolio;
•	hire additional clinical, regulatory, manufacturing, quality assurance and scientific personnel; and
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

We only recently commenced clinical development of our drug candidates NX-2127, NX-1607, NX-5948 and DeTIL-0255. We expect that it will be many years, if ever, before we have a drug candidate ready for commercialization. We may never succeed in these activities and, even if we do, may never generate revenues that are significant enough to achieve profitability. To become and remain profitable, we must succeed in developing, obtaining marketing approval for and commercializing products that generate significant revenue. This will require us to be successful in a range of challenging activities, including completing preclinical testing and clinical trials of our drug candidates, discovering additional drug candidates, establishing and maintaining arrangements with third parties for the manufacture of clinical supplies of our drug candidates, obtaining marketing approval for our drug candidates and manufacturing, marketing, selling and obtaining reimbursement for any products for which we may obtain marketing approval.

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

We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we conduct our Phase 1 clinical trials of NX-2127, NX-1607, NX-5948 and DeTIL-0255, grow our pipeline of drug candidates, expand the breadth of our DELigase platform, continue research and development, and initiate additional clinical trials of and potentially seek marketing approval for our lead programs and other drug candidates. In addition, if we obtain marketing approval for any of our drug candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, reimbursement, and sales and distribution. Furthermore, we expect to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we may be required to delay, limit, reduce or terminate our research, product development programs or any future commercialization efforts or grant rights to develop and market drug candidates that we otherwise would prefer to develop and market ourselves.

We had cash, cash equivalents and investments of $432.9 million as of November 30, 2021. We believe that our existing cash, cash equivalents and investments, will be sufficient to fund our operating expenses and capital expenditure requirements through at least the next 12 months. However, our future capital requirements and the period for which we expect our existing resources to support our operations may vary significantly from what we expect, and we may need to seek additional funds sooner than planned. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans. Our future capital requirements will depend on many factors, including:

•	the progress, costs and results of our Phase 1 clinical trials for NX-2127, NX-1607, NX-5948, DeTIL‑0255 and any future clinical development of such drug candidates;
•	the scope, progress, costs and results of preclinical and clinical development for our other drug candidates and development programs;
•	the number and development requirements of other drug candidates that we pursue;
•	the scope of, and costs associated with, future advancements to our DELigase platform;
•	the scope of, and costs associated with, future preclinical development of our DeTIL cell therapy products;
•	the success of our collaborations with Sanofi, Gilead and any other collaborations we may establish;
•	the costs, timing and outcome of regulatory review of our drug candidates;
•	the costs and timing of future commercialization activities, including product manufacturing, marketing, sales and distribution, for any of our drug candidates for which we receive marketing approval;
•	the revenue, if any, received from commercial sales of our drug candidates for which we receive marketing approval;
•	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims; and
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

We commenced operations in 2009, and our operations to date have been limited to organizing and staffing our company, business planning, raising capital, conducting discovery and research activities, filing patent applications, identifying potential drug candidates, undertaking preclinical studies, establishing arrangements with third parties for the manufacture of initial quantities of our drug candidates and conducting early stage clinical trials. All of our drug candidates either only recently entered clinical development or are still in preclinical development, and their risk of failure is high. We have not yet demonstrated our ability to successfully: complete any clinical trials, including large-scale, pivotal clinical trials; obtain marketing approvals; manufacture a commercial-scale product or arrange for a third party to do so on our behalf; or conduct market access, sales, marketing and distribution activities necessary for successful product commercialization. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history.

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

Risks Related to the Discovery and Development of Our Drug Candidates

We are early in our development efforts. Our lead drug candidates only recently entered clinical development and all of our other drug candidates are in preclinical development. If we are unable to advance our drug candidates through clinical development, develop, obtain regulatory approval for and commercialize our drug candidates or experience significant delays in doing so, our business may be materially harmed.

We are early in our development efforts. Our lead drug candidates, NX-2127, NX-1607, NX-5948 and DeTIL‑0255, only recently entered clinical development, and our other drug candidates are still in preclinical development, and the risk of failure for each of our drug candidates is high. We have invested substantially all of our efforts and financial resources in building our DELigase platform, in the identification and preclinical development of our current drug candidates, and in the preparation for and initiation of Phase 1 clinical trials for our lead drug candidates. Our ability to generate revenue from product sales, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of one or more of our drug candidates. The success of our drug candidates will depend on several factors, including the following:

•	sufficiency of our financial and other resources;
•	successful completion of preclinical studies;
•	successful submission of INDs or Clinical Trial Applications and initiation of clinical trials;
•	successful patient enrollment in, and completion of, clinical trials;
•	receipt and related terms of marketing approvals from applicable regulatory authorities;
•	obtaining and maintaining patent and trade secret protection and regulatory exclusivity for our drug candidates;
•	making arrangements with third-party manufacturers, or establishing manufacturing capabilities, for both clinical and commercial supplies of our drug candidates;
•	achieving desirable therapeutic properties for our drug candidates’ intended indications;
•	establishing sales, marketing and distribution capabilities and launching commercial sales of our products, if and when approved, whether alone or in collaboration with others;
•	acceptance of our products, if and when approved, by patients, the medical community and third-party payors;

•	obtaining and maintaining third-party coverage and adequate reimbursement;
•	establishing a continued acceptable safety profile of the products and maintaining such a profile following approval; and
•	effectively competing with other therapies.

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

We believe that our CTM drug candidates may offer an improved therapeutic approach by removing the disease-causing proteins instead of simply inhibiting their activities. However, the scientific research that forms the basis of our efforts to develop our CTM drug candidates is ongoing and the scientific evidence to support the feasibility of developing CTM-based therapeutic treatments is both preliminary and limited. Further, certain patients have shown inherent primary resistance to approved BTK inhibitors and other patients have developed acquired secondary resistance to these inhibitors. Although, based on preclinical animal models, observations in human primary blood cells and preliminary data from our ongoing Phase 1 trial of NX-2127, we believe that both NX-2127 and NX-5948 are able to degrade BTK with mutations that confer resistance to currently marketed BTK inhibitors, any inherent primary or acquired secondary resistance to our BTK CTMs in patients would prevent or diminish their clinical benefit.

We only recently initiated clinical development of NX-2127 and NX-5948 and currently we have limited safety data of NX-2127 in humans and no safety data of NX-5948 in humans. Although some of our drug candidates have produced observable results in animal studies, there is a limited safety data set for their effects in animals. These drug candidates may not demonstrate the same chemical and pharmacological properties in humans, and may interact with human biological systems in unforeseen, ineffective or harmful ways. As such, there may be adverse effects from treatment with any of our current or future drug candidates that we cannot predict at this time.

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

All of our drug candidates either only recently entered clinical development or are still in preclinical development, and their risk of failure is high. We are unable to predict when or if any of our drug candidates will prove effective or safe in humans or will receive marketing approval. Before obtaining marketing approval from regulatory authorities for the sale of any drug candidate, we must conduct extensive clinical trials to demonstrate the safety and efficacy of our drug candidates in humans. Before we can commence clinical trials for a drug candidate, we must complete extensive preclinical testing and studies that support our planned INDs in the United States or similar applications in other jurisdictions. We cannot be certain of the timely completion or outcome of our preclinical testing and studies and cannot predict if the FDA or similar regulatory authorities outside the United States will accept our proposed clinical programs or if the outcome of our preclinical testing and studies ultimately will support the further development of our programs.

Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to the outcome. A failure of one or more clinical trials can occur at any stage of testing. Clinical trials may produce negative or inconclusive results, and we or any future collaborators may decide, or regulators may require us, to conduct additional clinical trials or preclinical studies. We will be required to demonstrate with substantial evidence through adequate and well-controlled clinical trials that our drug candidates are safe and effective for use in treating specific conditions in order to obtain marketing approvals for their commercial sale. Success in preclinical studies and early-stage clinical trials does not mean that any future larger registration clinical trials will be successful because drug candidates in later-stage clinical trials may fail to demonstrate safety and efficacy to the satisfaction of the FDA and non-U.S. regulatory authorities despite having progressed through preclinical studies and early-stage clinical trials. Drug candidates that have shown promising results in preclinical studies and early-stage clinical trials may still suffer significant setbacks in subsequent registration clinical trials. Additionally, the outcome of preclinical studies and early-stage clinical trials may not be predictive of the success of later-stage clinical trials.

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
•

any future collaborators that conduct clinical trials may face any of the above issues and may also conduct clinical trials in ways they view as advantageous to them but that are suboptimal for us; and

•

disruptions caused by the COVID-19 pandemic may increase the likelihood that we encounter such difficulties or delays in initiating, enrolling, conducting or completing our planned and ongoing clinical trials.

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

Further, cancer therapies sometimes are characterized as first-line, second-line, or third-line, and the FDA often approves new therapies initially only for third-line or later use, meaning for use after two or more other treatments have failed. When cancer is detected early enough, first-line therapy, usually chemotherapy, hormone therapy, immunotherapy, radiation therapy, surgery, targeted therapy or a combination of these, is sometimes adequate to cure the cancer or prolong life without a cure. Second- and third-line therapies are administered to patients when prior therapy is not effective. Our current and planned clinical trials for our drug candidates NX-2127, NX-1607, NX-5948 and DeTIL-0255 are and will be with patients who have received one or more prior treatments. Subsequently, for those products that prove to be sufficiently beneficial, if any, we would expect to seek approval potentially as a first-line therapy, but any drug candidates we develop, even if approved, may not be approved for first-line therapy, and, prior to any such approvals, we may have to conduct additional clinical trials.

If serious adverse events, undesirable side effects, or unexpected characteristics are identified during the development of any drug candidates we may develop, we may need to abandon or limit our further clinical development of those drug candidates.

We have only recently begun to evaluate our lead drug candidates in human clinical trials, and there have been very few clinical trials to date involving small molecule drug candidates designed to control cellular protein levels through targeted protein degradation. It is impossible to predict when or if any drug candidates we may develop will prove safe in humans. There is a limited safety data set for the effects of NX-2127, NX-1607, NX-5948 and DeTIL‑0255 in animals and we have only recently begun to test the safety of our drug candidates in humans. There can be no assurance that our current drug candidates or any future drug candidate will not cause undesirable side effects. Unforeseen side effects from our drug candidates could arise at any time during preclinical or clinical development.

A potential risk in any protein modulation product is that healthy proteins or proteins not targeted for modulation will be modulated or that the modulation of the targeted protein in itself could cause adverse events, undesirable side effects or unexpected characteristics. It is possible that healthy proteins or proteins not targeted for modulation could be modulated by our drug candidates in any of our current or future clinical studies. There also is the potential risk of delayed adverse events following treatment with our drug candidates.

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

The results of preclinical studies may not be predictive of the results of clinical trials, and the results of any early-stage clinical trials we commence may not be predictive of the results of the later-stage clinical trials. In addition, initial success in clinical trials may not be indicative of results obtained when such trials are completed. In particular, the small number of patients in our planned early clinical trials may make the results of these trials less predictive of the outcome of later clinical trials. For example, even if successful, the results of our initial clinical trials for NX-2127, NX-1607, NX-5948 and DeTIL-0255 may not be predictive of the results of further clinical trials of these drug candidates or any of our other drug candidates. Moreover, preclinical and clinical data often are susceptible to varying interpretations and analyses, and many companies that have believed their drug candidates performed satisfactorily in preclinical studies and clinical trials nonetheless have failed to obtain marketing approval of their products. Our future clinical trials may not ultimately be successful or support further clinical development of any of our drug candidates. There is a high failure rate for drug candidates proceeding through clinical trials. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in clinical development even after achieving encouraging results in earlier studies. Any such setbacks in our clinical development could materially harm our business, results of operations, financial condition and prospects.

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

We may not be able to initiate or continue clinical trials for our drug candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or similar regulatory authorities outside of the United States. In particular, clinical sites are currently enrolling patients for our Phase 1 clinical trials for NX-2127 in patients with CLL and other B-cell malignancies and for NX-1607 in patients with a variety of oncology indications; they are currently recruiting patients in our Phase 1 trial for DeTIL-0255 in patients with gynecologic cancers and we anticipate enrolling patients for our Phase 1 trial for NX-5948 in patients with CLL and other B-cell malignancies in the first half of 2022. We cannot predict how difficult it will be to enroll patients for trials in these indications. Therefore, our ability to identify and enroll eligible patients for our NX-2127, NX-1607, NX-5948 and DeTIL-0255 clinical trials may be limited or may result in slower enrollment than we anticipate. In addition, some of our competitors have ongoing clinical trials for drug candidates that treat the same indications as our drug candidates, and patients who otherwise would be eligible for our planned clinical trials instead may enroll in clinical trials of our competitors’ drug candidates. Moreover, the size of the relevant patient populations for the diseases that our lead drug candidates target are small and as more companies begin to focus attention and resources on drug candidates to treat the same indications as our drug candidates we may experience delays or be unable to successfully recruit and enroll a sufficient number of eligible patients in our clinical trials. Patient enrollment is affected by other factors including:

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

We have established manufacturing relationships with a limited number of suppliers to manufacture raw materials and the drug substance of any drug candidate for which we now are pursuing, or may in the future pursue, preclinical or clinical development. Our current good manufacturing practices (cGMPs), manufacturing process development with our third-party manufacturers and scale-up is at an early stage. The actual cost to manufacture and process our drug candidates could be greater than we expect and could materially and adversely affect the commercial viability of our drug candidates. Our third-party manufacturers may encounter difficulties in production, including contamination, equipment failure, improper installation or operation of equipment, vendor or operator error, inconsistency in yields, variability in product characteristics and difficulties in scaling the production process. Even minor deviations from normal manufacturing processes could result in reduced production yields, product defects and other supply disruptions. If any of our third-party manufacturers encounter such difficulties, our ability to provide supply of our current or future drug candidates for clinical trials, our ability to obtain marketing approval, or our ability to provide supply of our drug candidates for patients, if approved, could be delayed or stopped.

We have limited experience with the development and manufacturing of adoptive cellular therapeutics, which is a relatively new and expanding category of therapeutics with unique development, manufacturing and regulatory risks.

We are exploring the use of T cell-enhancing compounds to improve the current industry-standard methods and technology for adoptive cellular therapies (ACTs) in both hematologic cancers and solid tumors. ACTs represent a class of immunotherapy in which T cells are isolated directly from patient tumors, as with TIL, or from patient blood with subsequent genetic modification to recognize specific antigens present on cancer cells, as with CAR-T therapies. These tumor-reactive T cells are then expanded and infused back into the patient. These cell therapy technologies are a relatively new and expanding category of therapeutics, with which we have limited experience. We may observe undesirable characteristics such as cytokine storm, immunogenicity, infection or other adverse events. Additionally, because TIL and CAR-T therapies are manufactured on a patient-by-patient basis, they require extensive research and development and involve complex and costly manufacturing. Moreover, we anticipate that we will have to rely on third-party manufacturers to manufacture our ACT products for pre-clinical studies and clinical trials and if they fail to commence or complete, or experience delays in, manufacturing ACT products, our pre-clinical studies and clinical trials will be delayed. The FDA and other regulatory bodies also have limited experience with ACTs, which may result in regulatory delays. The regulatory pathway is complex and may take more time and be more expensive to pursue than the regulatory pathway for other established drug candidates. Moreover, the FDA regulatory pathway for our DeTIL and CAR-T programs is not clear and may require us to file a Biologics License Application or an application for a Combination Product and will be subject to further discussion with regulators. Because this is a relatively new and expanding area, there are many uncertainties related to the appropriate regulatory pathway, development, manufacturing, marketing, reimbursement, and the commercial potential for these drug candidates, and we may never be successful in developing these therapeutics.

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

A key element of our strategy is to expand the capabilities of our DELigase platform and leverage our platform to discover, develop and potentially commercialize additional drug candidates beyond our current portfolio to target diseases in a wide range of organ systems and tissues and treat various disease states. These enhancements require substantial technical, financial and human resources, and may not result in the discovery or development of additional drug candidates or therapies. We may pursue what we believe is a promising opportunity to leverage our platform only to discover that certain of our risk or resource allocation decisions were incorrect or insufficient, or that individual products or our science in general has technology or biology risks that were previously unknown or underappreciated. Our strategy of pursuing the value of our DELigase platform over a long-time horizon and across a broad array of human diseases may not be effective. In the event material decisions in any of these areas turn out to be incorrect or sub-optimal, we may experience a material adverse impact on our business and ability to fund our operations and we may never realize what we believe is the potential of our DELigase platform.

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

We are aware of several biotechnology companies focused on developing small molecules that degrade target proteins including Arvinas, Inc., BioTheryX, Inc., C4 Therapeutics, Inc., Cullgen Inc., Foghorn Therapeutics Inc., Kymera Therapeutics, Inc. and Monte Rosa Therapeutics, all of which currently are in preclinical or clinical development. In addition, several large pharmaceutical companies have disclosed preclinical investments in this field, including Amgen Inc., AstraZeneca plc, Bayer AG, Bristol-Myers Squibb Company, Genentech, Inc., GlaxoSmithKline plc and Novartis International AG. Furthermore, we are aware of several biotech companies focused on developing tumor infiltrating lymphocyte (TIL) therapies for the treatment of cancer, including Instil Bio, Inc. and Iovance Biotherapeutics, Inc.

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

We rely on third parties to conduct our clinical trials, and those third parties may not perform satisfactorily, including failing to meet deadlines for completing such trials.

We rely on third-party contract research organizations (CROs) to conduct our Phase 1 clinical trial programs for NX-2127, NX-1607, NX-5948 and DeTIL-0255 and we will rely on third-party CROs to conduct any clinical trials for other drug candidates. Agreements with these CROs might terminate for a variety of reasons, including for their failure to perform. Entry into alternative arrangements, if necessary, could significantly delay our product development activities.

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

The facilities used by our contract manufacturers to manufacture our drug candidates must be approved by the FDA or the EMA pursuant to inspections that will be conducted after we submit our NDA to the FDA or our marketing authorization application (MAA) to the EMA. We do not have complete control over all aspects of the manufacturing process of, and are dependent on, our contract manufacturing partners for compliance with cGMP regulations for manufacturing both active drug substances and finished drug products. Third-party manufacturers may not be able to comply with cGMP regulations or similar regulatory requirements outside of the United States. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA, the EMA or comparable foreign regulatory bodies, they will not be able to secure and/or maintain marketing approval for their manufacturing facilities. In addition, we do not have complete control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA, the EMA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our drug candidates or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain marketing approval for or market our drug candidates, if approved.

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

As is the case with other biopharmaceutical companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the biopharmaceutical industry involves both technological and legal complexity, and therefore is costly, time-consuming and inherently uncertain. Past or future patent reform legislation in the United States and other countries could increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of issued patents, may diminish the value of our patents or narrow the scope of our patent protection and may affect the scope, strength and enforceability of our patent rights or the nature of proceedings that may be brought by or against us related to our patent rights. Under the Leahy-Smith America Invents Act (America Invents Act), enacted in September 2011, the United States transitioned to a first inventor to file system in which, assuming that other requirements for patentability are met, the first inventor to file a patent application will be entitled to the patent on an invention regardless of whether a third party was the first to invent the claimed invention. The America Invents Act includes a number of other significant changes to U.S. patent law, including provisions that affect the way patent applications are prosecuted and may also affect patent litigation. These include allowing third-party submission of prior art to the USPTO during patent prosecution and additional procedures to challenge the validity of a patent by USPTO administered post-grant proceedings, including post-grant review, inter partes review, and derivation proceedings.

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

As we continue to develop and, if approved, commercialize our current and future drug candidates, competitors or other third parties may claim that our technology infringes, misappropriates or otherwise violates their intellectual property rights. There are and may in the future be additional U.S. and foreign-issued patents and pending patent applications owned by third parties in the fields in which we are pursuing drug candidates. For example, we are aware of a patent owned by a third party with a claim that covers many potential CTMs. This patent may be alleged to cover one or more of our CTM drug candidates, including our NX-2127 and NX-5948 drug candidates. While we believe that we have valid defenses against any assertion of such patent against us, such defenses may be unsuccessful. If we are unsuccessful and any of our CTM drug candidates is found to infringe this patent, we could be required to obtain a license to such patent or forced to permanently cease developing, manufacturing, marketing and commercializing the infringing CTM drug candidate. We may not be able to obtain any required license on commercially reasonable terms or at all, and even if we were able to obtain a license, it could be non-exclusive, thereby giving the licensor and other third parties the right to use the same technologies licensed to us, and it could require us to make substantial licensing, royalty and other payments. We also could be forced, including by court order, to permanently cease developing, manufacturing, marketing and commercializing the drug candidate. In addition, we could be found liable for significant monetary damages, including treble damages and attorneys’ fees, if we are found to have willingly infringed any such patent. Even if we were ultimately to prevail, any litigation could require us to divert substantial financial and management resources that we would otherwise be able to devote to our business.

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

We may not be able to protect our intellectual property rights and to secure patent term extensions throughout the world.

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

In addition, even if we were to obtain approval, regulatory authorities may approve any of our drug candidates for fewer or more limited indications than we request, or they may impose significant limitations in the form of narrow indications, warnings or a risk evaluation and mitigation strategy (REMS). In addition, regulatory authorities may not approve the price we intend to charge for our products, may require precautions or contra-indications with respect to conditions of use, may grant approval contingent on the performance of costly post-marketing clinical trials, or may approve a drug candidate with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that drug candidate. Any of the foregoing scenarios could materially harm the commercial prospects for our drug candidates.

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

We may submit an NDA for one or more of our drug candidates seeking approval through the Accelerated Approval pathway. For any approval to market a drug product, we must provide the FDA and foreign regulatory agencies with clinical data that adequately demonstrate the safety and efficacy of the product for the indication applied for in the NDA or other respective regulatory filings. As described in the “Government Regulation” section of this Annual Report on Form 10-K, the Accelerated Approval Program is one of several approaches used by the FDA to make prescription drugs more rapidly available for the treatment of serious or life-threatening diseases. Section 506(c) of the Federal Food, Drug and Cosmetic Act (FDCA) provides that the FDA may grant accelerated approval to “a product for a serious or life-threatening condition upon a determination that the product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments.” Approval through the Accelerated Approval Program is subject, however, to the requirement that the applicant conduct additional postmarketing clinical trials to verify and describe the drug’s clinical benefit, where there is uncertainty as to the relationship of the surrogate endpoint to the clinical benefit, or of the observed clinical endpoint to ultimate outcome. Typically, clinical benefit is verified when postmarketing clinical trials show that the drug provides a clinically meaningful positive therapeutic effect, that is, an effect on how a patient feels, functions, or survives. If such confirmatory postmarketing trial fails to confirm the drug’s clinical profile or risks and benefits, the FDA may withdraw its approval of the drug.

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

Even if FDA reviews an NDA seeking accelerated approval, there can be no assurance that approval will be granted on a timely basis, or at all. The FDA may disagree that the design of, or results from, our studies support accelerated approval. Additionally, the FDA could require us to conduct further studies or trials prior to granting approval of any type, including by determining that approval through the Accelerated Approval Program is not appropriate and that our clinical trials may not be used to support approval through the conventional pathway. We might not be able to fulfill the FDA’s requirements in a timely manner, which would cause delays, or approval might not be granted because our submission is deemed incomplete by the FDA. There also can be no assurance that after subsequent FDA feedback we will continue to pursue approval through the Accelerated Approval Program. A failure to obtain approval through the Accelerated Approval Program could result in a longer time period to obtain approval of our drug candidates, could increase the cost of their development, could delay our ability to commercialize our products and could significantly harm our financial position and competitive position in the marketplace.

Even if we receive approval for one or more of our drug candidates through the Accelerated Approval Program, we will be subject to rigorous postmarketing requirements, including the completion of one or more confirmatory postmarketing trials as the FDA may require, to verify the clinical benefit of the product, and submission to the FDA of all promotional materials prior to their dissemination. The FDA could seek to withdraw the approval for multiple reasons, including if we fail to conduct any required confirmatory postmarketing trial with due diligence, our confirmatory postmarketing trial does not confirm the predicted clinical benefit, other evidence shows that the product is not safe or effective under the conditions of use, or we disseminate promotional materials that are found by the FDA to be false and misleading.

Any delay in obtaining, or inability to obtain, approval through the Accelerated Approval Program would delay or prevent commercialization of our products, and would materially adversely affect our business, financial condition, results of operations, cash flows and prospects.

We, as a company, have limited experience in filing for and obtaining regulatory approval to initiate a clinical trial and we do not have experience completing any clinical trials, including large-scale, pivotal clinical trials or in manufacturing or in quality assurance in order to market a new drug in the United States or in any other jurisdiction.

As a company, we have limited experience in filing for or obtaining regulatory approval to initiate clinical trials we do not have experience completing any clinical trials, including large-scale, pivotal clinical trials and we rely on third parties to conduct our clinical trials. We also do not have experience in manufacturing or in quality assurance in order to market a new drug and expect to rely on CROs or other third-party consultants or vendors to assist us in this process. Our inexperience may result in failure to or delays in obtaining the required regulatory approvals to initiate clinical trials, to successfully complete clinical trials and to obtain marketing approval for our drug candidates. If we are unable to obtain regulatory and marketing approval for our drug candidates or experience significant delays in our efforts to do so, our business could be substantially harmed.

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

The United Kingdom’s (UK) exit from the European Union (EU) continues to create political and economic uncertainty, particularly in the UK and the EU. The UK is now being treated as a ‘third country’ by the EU and new UK legislation has taken effect. This means that some regulatory activities, such as batch testing and Qualified Person certification conducted in Great Britain is no longer recognized in the EU. However, the UK and EU have concluded a Trade and Cooperation Agreement (TCA), which has been approved by the UK Parliament, European Council and European Parliament and has limited the disruption to the supply of medicines, particularly by enabling tariff and quota-free trade between the UK and the EU (provided that the rules of origin requirements are met), and has streamlined some issues, for example by enabling mutual recognition of cGMP inspections and certificates. The regulatory framework for medicines that existed before the end of the transition period has also effectively been preserved in UK domestic legislation as ‘retained EU law.’ By retaining a snapshot of EU legislation at its core, the UK has prevented substantial divergence to the regulation of medicines (although divergence has appeared in some areas). However, some changes to the UK legislation have been immediately necessary, including the implementation of the Northern Ireland Protocol (NIP), pursuant to which, the EU pharmaceutical legal framework acquis continues to apply in Northern Ireland (subject to periodic consent of the Northern Ireland Legislative Assembly), and only products compliant with EU law can be placed in the Northern Ireland market - adding an extra layer of regulatory complexity. As companies now need to comply with a separate UK regulatory legal framework in order to commercialize medicinal products in Great Britain (namely, England, Wales and Scotland, as EU law continues to apply in Northern Ireland). The UK government is currently trying to renegotiate fundamental aspects of the NIP so this is an unpredictable area for companies in the near future. The TCA allows for future deviation from the current regulatory framework and it is not known if and/or when any deviations may occur, which may have an impact on development, manufacture, marketing authorization, commercial sales and distribution of pharmaceutical products. It is also important to note that obtaining a marketing authorization is not sufficient to gain effective access to the market in the EU and in the UK; companies still need to agree to a reimbursement price for the products and in some jurisdictions, such as the UK and Germany, a further positive recommendation from health technology on cost-effectiveness is required for the products to be actually prescribed and reimbursed by the respective national health systems (see below). If we fail to comply with the regulatory requirements in international markets and thus receive applicable marketing approvals, our target market will be reduced, our ability to realize the full market potential of our drug candidates will be harmed and our business will be adversely affected. We may not obtain foreign regulatory approvals on a timely basis, if at all. Our failure to obtain approval of any of our drug candidates by regulatory authorities in another country may significantly diminish the commercial prospects of that drug candidate and our business prospects could decline.

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

Any drug candidate for which we, or any collaborators, obtain marketing approval, as well as the manufacturing processes, post-approval clinical data, labeling, advertising and promotional activities for such product, will be subject to continual requirements of and review by the FDA, EMA and other regulatory authorities (such as the Medicines and Healthcare products Regulatory Agency (MHRA), the UK regulatory authority). These requirements include submissions of safety and other post-marketing information and reports, registration and listing requirements, cGMP requirements relating to manufacturing, quality control, quality assurance and corresponding maintenance of records and documents, requirements regarding the distribution of samples to physicians, tracking and tracing, serialization, postmarket adverse event reporting, and recordkeeping. Even if marketing approval of a drug candidate is granted, the approval may be subject to limitations on the indicated uses for which the product may be marketed or to the conditions of approval, including the requirement to implement REMS. New cancer drugs frequently are indicated only for patient populations that have not responded to an existing therapy or have relapsed. If any of our drug candidates receive marketing approval, the accompanying label may limit the approved use of our drug in this way, which could limit sales of the product.

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

If we decide to seek Orphan Drug Designation for any of our current or future drug candidates, we may be unsuccessful or may be unable to maintain the benefits associated with Orphan Drug Designation, including the potential for supplemental market exclusivity.

We may seek Orphan Drug Designation for one or more of our current or future drug candidates. Regulatory authorities in some jurisdictions, including the United States and Europe, may designate drugs or biological products for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may grant orphan designation to a drug or biological product intended to treat a rare disease or condition, defined as a disease or condition with a patient population of fewer than 200,000 in the United States, or a patient population greater than 200,000 in the United States when there is no reasonable expectation that the cost of developing and making available the drug in the United States will be recovered from sales in the United States for that drug or biological product. In the United States, Orphan Drug Designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user-fee waivers. After the FDA grants Orphan Drug Designation, the identity of the drug or biological product and its potential orphan use are disclosed publicly by the FDA. Orphan Drug Designation does not convey any advantage in, or shorten the duration of, the regulatory review and licensure process.

If a product that has Orphan Drug Designation subsequently receives the first FDA approval or licensure for the disease for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications, including an NDA or BLA, to market the same drug or biological product for the same indication for seven years, except in limited circumstances such as a showing of clinical superiority to the product with orphan drug exclusivity or if the FDA finds that the holder of the orphan drug exclusivity has not shown that it can assure the availability of sufficient quantities of the orphan drug to meet the needs of patients with the disease or condition for which the biological product was designated. As a result, even if one of our drug candidates receives orphan exclusivity, the FDA can still approve or license other drugs or biological products for use in treating the same indication or disease. Further, the FDA can waive orphan exclusivity if we are unable to manufacture sufficient supply of our product.

We may seek Orphan Drug Designation for our drug candidates in additional orphan indications in which there is a medically plausible basis for the use of these drug candidates. Even when we obtain Orphan Drug Designation, exclusive marketing rights in the United States may be limited if we seek licensure for an indication broader than the orphan designated indication and may be lost if the FDA later determines that the request for designation was materially defective or if we, through our manufacturer, are unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition. In addition, although we may seek Orphan Drug Designation for other drug candidates, we may never receive these designations.

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

The FDA may not approve an ANDA for a generic drug until any applicable period of non-patent exclusivity for the reference-listed drug has expired. The FDCA provides a period of five years of non-patent exclusivity for a new drug containing a new chemical entity. During the exclusivity period, the FDA may not accept for review an ANDA or a 505(b)(2) NDA submitted by another company for another version of such drug candidate where the applicant does not own or have a legal right of reference to all the data required for approval. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement. The FDCA also provides three years of marketing exclusivity for an NDA, 505(b)(2) NDA or supplement to an approved NDA if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application, for example, for new indications, dosages or strengths of an existing drug candidate. This three-year exclusivity covers only the conditions associated with the new clinical investigations and does not prohibit the FDA from approving ANDAs for drug candidates containing the original active agent for other conditions of use. Five-year and three-year exclusivity will not delay the submission or approval of a full NDA. However, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to all of the nonclinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and effectiveness. Manufacturers may seek to launch these generic drugs following the expiration of the marketing exclusivity period, even if we still have patent protection for our drug.

In the EU and the UK, innovative medicinal products are authorized based on a full marketing authorization application (as opposed to an application for marketing authorization that relies on data in the marketing authorization dossier for another, previously approved medicinal product). Applications for marketing authorization for innovative medicinal products must contain the results of pharmaceutical tests, preclinical tests and clinical trials conducted with the medicinal product for which marketing authorization is sought (and where applicable the result of the pediatric studies unless a waiver or a deferral has been obtained – as described further below). In the EU, these applications must be made pursuant to either Directive 2001/83/EC (for the decentralised procedure or the mutual recognition procedure) or Regulation 726/2004(for the centralised procedure). In the UK, there are various procedures available under the new regulatory legal framework to pharmaceutical products, including the possibility of a recognized assessment conducted by the European authorities under certain circumstance or by applying directly to the UK regulatory authority (the MHRA).

Where an applicant for a marketing authorization submits a full dossier containing its own pharmaceutical, pre-clinical tests and clinical trials data, and where the application does not fall within the ‘global marketing authorization’ of an existing medicinal product, the applicant is entitled to eight years of regulatory data protection upon grant of the marketing authorization (the period starts to run from the first marketing authorization in the EU/ European Economic Area (EEA)). During this period, applicants for approval of generics or biosimilars cannot rely on data contained in the marketing authorization dossier submitted for the already authorized, or reference, medicinal product to support their application. After the expiration of the eight-year period of regulatory data protection, the reference medicinal product benefits from a further two-year period of marketing protection. During these two years of marketing protection, no generic or biosimilar medicinal product that relies upon the reference medicinal product’s dossier may be placed on the EU market, but a generic or biosimilar marketing authorization application can be submitted to the competent regulatory authorities in the EU Member States during this time. The two-year period of marketing protection can further be extended by one year if, during the first eight years of the grant of the first marketing authorization, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies. However, even if a compound is considered to be a new active substance and the innovator is able to gain the period of regulatory data protection and marketing protection, provided that no other IP or regulatory exclusivities applied, another unrelated company could also apply for a marketing authorization and market another competing medicinal product for the same therapeutic indication if such company obtained its own marketing authorization based on a separate marketing authorization application based on a full self-standing scientific data package supporting the application. The period of regulatory data protection and marketing protection applies in the UK (running from the date of the first authorization in Great Britain).

In the EU, pursuant to Regulation 1901/2006, and in the UK pursuant to the Human Medicines Regulations 2012 (as amended), marketing authorization applications must include pediatric data based on pediatric investigation plans agreed with the EMA if the MAA concerns (i) a new active substance, or (ii) a new indication, pharmacological form, or route of administration (where the product is protected by a supplementary protection certificate or a patent qualifying for a supplementary certificate). Applicants may obtain waivers or deferrals to these requirements in certain circumstances (for example a waiver may be obtained if the condition only occurs in adult populations). Where required, pediatric studies must cover all sub-sets of the pediatric population for both existing and new indications, pharmacological forms and route of administrations. Limited further exclusions apply, including in relation to generic or biosimilar applications. Certain rewards may be available for completion of pediatric studies. For example, where MAAs include the results of all studies conducted in compliance with an agreed pediatric investigation plan, the holder of the patent or supplementary protection certificate may be entitled to a six-month extension to the supplementary protection certificate.

In order to obtain orphan designation in the EEA, the product must fulfill certain challenging criteria. Under Article 3 of Regulation (EC) 141/2000, a medicinal product may be designated as an orphan medicinal product if it meets the following criteria: (1) is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition; and (2) either the prevalence of such condition must not be more than five in 10,000 persons in the EU when the application is made, or without the benefits derived from orphan status, it must be unlikely that the marketing of the medicine would generate sufficient return in the EU to justify the investment needed for its development; and (3) there exists no satisfactory method of diagnosis, prevention or treatment of such condition authorized for marketing in the EU or if such a method exists, the product will be of significant benefit to those affected by the condition, as defined in Regulation (EC) 847/2000.

Products receiving orphan designation in the EU may receive 10 years of orphan market exclusivity (which can be further extended by two years if pediatric studies have been conducted in accordance with an agreed pediatric investigational plan). Applications must first satisfy the orphan designation criteria and apply for orphan designation before making the application for marketing authorization. The applicant must then successfully maintain the orphan designation at the time of the marketing authorization application in order to qualify for 10 years of orphan market exclusivity. During this 10-year period, the competent authorities of the EU Member States and European Commission may not accept applications or grant marketing authorization for other similar medicinal products for the same orphan therapeutic indication. The protection afforded by orphan market exclusivity in the EU may, in some circumstances, be circumvented by competitor products which are demonstrated not to be ‘similar’ or which are authorized for different therapeutic indications. There may be a risk that products may be prescribed ‘off-label’ for the orphan therapeutic indication by healthcare professions in some EU Member States.

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

An orphan product can also obtain an additional two years of orphan market exclusivity in the EU if the marketing authorization application contains the results of all pediatric studies conducted in accordance with and agreed pediatric investigation plan. The 10-year market exclusivity may be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria for orphan designation; for example, if the product is sufficiently profitable not to justify maintenance of market exclusivity.

The UK’s regulatory legal framework provides for similar periods of protection (namely regulatory data protection, marketing protection and market exclusivity).

It is important to note that the regulatory protection afforded to medicinal product such as data exclusivity, marketing protection, market exclusivity for orphan indications and pediatric extension are currently under review at EU level. It is expected that the protection currently afforded in the EU will be reduced in the years to come.

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

Our arrangements with third-party payors, physicians, and other potential customers will subject us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute any drug candidates for which we obtain marketing approval.

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

•

federal criminal statutes created by the Health Insurance Portability and Accountability Act (HIPAA), which impose criminal liability for, among other things, knowingly and willfully executing or attempting to execute a scheme to defraud any healthcare benefit program, including private insurance plans, or, in any matter involving a healthcare benefit program, for knowingly and willfully making materially false, fictitious or fraudulent statements in connection with the delivery of or payment for health care benefits;

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

•

the federal and state laws that require pharmaceutical manufacturers to report certain calculated product pricing metrics to the government or provide certain discounts or rebates to government authorities or private entities, often as a condition of product coverage and reimbursement under federal healthcare programs

•

the federal Physician Payment Sunshine Act, which requires applicable manufacturers of covered drugs, devices, biologics, and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, among others, to annually track and report payments and other transfers of value provided to U.S.-licensed physicians and teaching hospitals, and for reports submitted on or after January 1, 2022, physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, anesthesiologist assistants, and certified nurse-midwives as well as certain ownership and investment interests held by physicians and their immediate families;

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

Providing benefits or advantages to induce or reward improper performance generally to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order or use of medicinal products is prohibited in the EU. The provision of benefits or advantages to induce or reward improper performance is governed by the national anti-bribery laws of EU Member States, and in respect of the U.K., the Bribery Act 2010. Infringement of these laws may result in substantial fines and imprisonment. EU Directive 2001/83/EC, which is the EU Directive governing medicinal products for human use, provides that, where medicinal products are being promoted to healthcare professionals, no gifts, pecuniary advantages or benefits in kind may be supplied, offered or promised to such individuals unless they are inexpensive and relevant to the practice of medicine or pharmacy. This provision was transposed into the Human Medicines Regulations 2012 and as such remains applicable in the UK.

Payments made to physicians in certain EU Member States must be publicly disclosed. In addition, agreements with healthcare professionals must often be the subject of prior notification and approval by the healthcare professional’s employer, his or her competent professional organization and/or the regulatory authorities of individual EU Member States. These requirements are set out in national laws, industry codes or professional codes of conduct, applicable in the EU Member States and in the UK. Failure to comply with these requirements could result in reputational risk, public reprimands, administrative penalties, fines or imprisonment.

The FDA’s and other regulatory authorities’ policies may change, and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our drug candidates.

The FDA’s and other regulatory authorities’ policies may change, and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our drug candidates. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained, and we may not achieve or sustain profitability. We also cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad.

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

To date, there have been several recent U.S. congressional inquiries and proposed and enacted state and federal legislation and regulation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient support programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. For example, included in the Consolidated Appropriations Act, 2021 were several drug price reporting and transparency measures, such as a new requirement for certain Medicare plans to develop tools to display Medicare Part D prescription drug benefit information in real time and for group and health insurance issuers to report information on pharmacy benefit and drug costs to the Secretaries of the Departments of Health and Human Services, Labor and the Treasury. Additionally, both Congress and the Biden administration have each indicated that it will continue to seek new legislative and/or administrative measures to address prescription drug costs. For example, on July 9, 2021, President Biden issued an Executive Order to promote competition in the U.S. economy that included several initiatives addressing prescription drugs. Among other provisions, the Executive Order stated that the Biden administration will “support aggressive legislative reforms that would lower prescription drug prices, including by allowing Medicare to negotiate drug prices, by imposing inflation caps, and through other related reforms.” In response to the Executive Order, on September 9, 2021, the Department of Health and Human Services issued a Comprehensive Plan for Addressing High Drug Prices that identified potential legislative policies and administrative tools that Congress and the agency can pursue in order to make drug prices more affordable and equitable, improve and promote competition throughout the prescription drug industry, and foster scientific innovation. Congress has also continued to conduct inquiries into the prescription drug industry’s pricing practices.

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

In some countries, particularly the countries of the EU and the UK, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a drug. To obtain reimbursement or pricing approval in some countries, we, or our collaborators, may be required to conduct a clinical trial that compares the cost-effectiveness of our drug to other available therapies. Furthermore, in some European countries, the authorities conduct a Health Technology Appraisal (HTA) to assess the cost-effectiveness of the product (in the UK that HTA assessment is conducted by the National Institute for Health and Care Excellence which may significantly impact effective access to the market. If reimbursement of our drugs is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our business could be materially harmed.

Risks Related to Employees, Managing our Growth and Other Legal Matters

The outbreak of COVID-19 may adversely affect our business and the market price of our common stock.

The ongoing global pandemic of COVID-19, including the resurgence of cases relating to the spread of the Delta and Omicron variants, is impacting worldwide economic activity and poses the risk that we or our employees, contractors, suppliers, and other partners may be prevented from conducting business activities for an indefinite period of time, including due to shutdowns that may be requested or mandated by governmental authorities. Although it is not possible at this time to estimate the impact that COVID-19 could have on our business, the continued spread of COVID-19 and the measures taken by the governments of countries affected could disrupt the supply chain and the manufacture or shipment of both drug substance and finished drug product for our drug candidates for preclinical testing and clinical trials, cause diversion of healthcare resources away from the conduct of preclinical and clinical trial matters to focus on pandemic concerns, limit travel in a manner that interrupts key trial activities, such as trial site initiations and monitoring, delay regulatory filings with regulatory agencies in affected areas or adversely affect our ability to obtain regulatory approvals. Additionally, disruptions at the FDA, the EMA and other regulators, caused by global health concerns, including the COVID-19 pandemic, including delays in inspections of clinical trial or manufacturing sites required as part of the drug application review process, could result in delays of reviews and approvals of our drug candidates or our proposed clinical trials. For example, in response to the COVID-19 pandemic, on March 10, 2020, the FDA announced its intention to postpone most inspections of foreign manufacturing facilities and products inspections of domestic manufacturing facilities through April 2020. On March 18, 2020, the FDA announced its intention to temporarily postpone routine surveillance inspections of domestic manufacturing facilities and provided guidance regarding the conduct of clinical trials. On July 10, 2020, the FDA announced that it is working toward the goal of restarting on-site inspections it deems to be “mission critical.” On August 19, 2020, the FDA published guidance clarifying how it intends to conduct inspections during the COVID-19 pandemic, including how it plans to determine which inspections are “mission critical,” and published an updated form of this guidance on May 17, 2021. Additionally, on April 14, 2021, the FDA issued a guidance document in which the FDA described its plans to conduct voluntary remote interactive evaluations of certain drug manufacturing facilities and clinical research sites. According to the guidance, the FDA intends to request such remote interactive evaluations in situations where an in-person inspection would not be prioritized, deemed mission-critical, or where direct inspection is otherwise limited by travel restrictions, but where the FDA determines that remote evaluation would still be appropriate. It is unclear how the FDA’s policies and guidance will impact any inspections of our facilities, including our clinical trial sites. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic.

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

Our ability to compete in the highly competitive pharmaceuticals industry depends upon our ability to attract and retain highly qualified managerial, scientific, medical, sales and marketing and other personnel. We are highly dependent on our management and scientific personnel, including our President and Chief Executive Officer, Arthur T. Sands, M.D., Ph.D., our Chief Scientific Officer, Gwenn Hansen, Ph.D., and our Chief Operating Officer and Executive Vice President of Product Development, Stefani A. Wolff. The loss of the services of Drs. Sands and Hansen or Ms. Wolff or other members of our senior leadership team could impede, delay or prevent the successful development of our product pipeline, completion of our current and planned clinical trials, commercialization of our products or in-licensing or acquisition of new assets, and could negatively impact our ability to successfully implement our business plan. If we lose the services of such individuals, we might not be able to find suitable replacements on a timely basis or at all, and our business could be harmed as a result. We do not maintain “key man” insurance policies on the lives of these individuals or the lives of any of our other employees.

We employ all of our executive officers and key personnel on an at-will basis and their employment can be terminated by us or them at any time, for any reason and without notice. In order to retain valuable employees at our company, in addition to salary and cash incentives, we provide stock options and restricted stock units (RSUs) that vest over time. The value to employees of stock options and RSUs that vest over time will be significantly affected by movements in our stock price that are beyond our control and may at any time be insufficient to counteract offers from other companies.

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

As our development and commercialization plans and strategies develop, and as we continue our transition into operating as a public company, we expect to expand our employee base for managerial, operational, financial and other resources. In addition, we have limited experience in product development. We filed our first IND in December 2020, we received regulatory clearance to initiate human clinical trials for our four lead drug candidates in 2021, and we anticipate that our lead drug candidates will advance towards Phase 1b clinical trials in 2022. As our drug candidates enter and advance through preclinical studies and clinical trials, we will need to expand our development, regulatory and manufacturing capabilities or contract with other organizations to provide these capabilities for us. In the future, we expect to have to manage additional relationships with collaborators or partners, suppliers and other organizations. Our ability to manage our operations and future growth will require us to continue to improve our operational, financial and management controls, reporting systems and procedures. We may not be able to implement improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls. Our inability to successfully manage our growth and expand our operations could have a material and adverse effect on our business, financial condition, results of operations and prospects.

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

We and our third-party service providers regularly defend against and respond to data security incidents, and we cannot assure you that our data protection efforts and our investment in information technology will prevent significant breakdowns, data leakages, breaches in our systems, or those of our third-party vendors and other contractors and consultants, or other cyber incidents that could have a material adverse effect upon our reputation, business, operations, or financial condition. If such an event were to occur that causes interruptions in our operations, or those of our third-party vendors and other contractors and consultants, it could result in a material disruption or delay of our product development programs. For example, the loss of clinical trial data from completed, ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Furthermore, significant disruptions of our internal information technology systems or those of our third-party vendors and other contractors and consultants, or security breaches could result in the loss, misappropriation, and/or unauthorized access, use, or disclosure of, or the prevention of access to, confidential information (including trade secrets or other intellectual property, proprietary business information, and personal information), which could result in financial, legal, business, and reputational harm to us. If any such event, including a computer security breach, results in the unauthorized access, use or release of personally identifiable information, our reputation could be materially damaged. In addition, such a breach may require notification to governmental agencies, the media or individuals pursuant to various federal and state privacy and security laws (and other similar non-U.S. laws), subject us to mandatory corrective action, and otherwise subject us to liability under laws and regulations that protect the privacy and security of personal information. For example, data breaches frequently result in regulatory actions and commercial and class action litigation based on a variety of laws and legal duties, such as the California Consumer Privacy Act (CCPA), which provides for a private right of action in the event of certain data security breaches. Such actions could result in significant legal and financial exposure and reputational damages that could have a material adverse effect on our business, results of operations, prospects and financial condition.

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

Data privacy remains an evolving landscape at both the domestic and international level, with new regulations coming into effect. For example, the CCPA, which came into effect on January 1, 2020, and became enforceable by the California Attorney General on July 1, 2020, along with related regulations which came into force on August 14, 2020. Additionally, although not effective until January 1, 2023, the California Privacy Rights Act (CPRA), which expands upon the CCPA, was passed in the November 2020 election. The CCPA gives (and the CPRA will give) California residents expanded privacy rights, including the right to request correction, access, and deletion of their personal information, the right to opt out of certain personal information sharing, and the right to receive detailed information about how their personal information is processed. Additionally, the CCPA requires companies that process personal information of California residents to make disclosures to consumers about their data collection, use and sharing practices, allow consumers to opt out of certain data sharing with third parties and provide a private right of action for data breaches, as described above. Although the CCPA includes limited exceptions, including exceptions for personal health information collected by covered entities or business associates subject to HIPAA, among others, the CCPA may regulate or impact our processing of personal information depending on the context. Additionally, the CPRA expands on the requirements of the CCPA by granting California residents expanded privacy rights and additional requirements for businesses. The CCPA and CPRA may increase our compliance costs and potential liability, particularly in the event of a data breach, and could have a material adverse effect on our business, including how we use personal information, financial condition, results of operations or prospects.

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

In addition, in May 2018, the EU General Data Protection Regulation (EU GDPR) took effect in the EEA. The EU GDPR governs the collection, use, disclosure, transfer or other processing of personal data, replacing data protection laws issued by each EU member state based on the Directive 95/46/EC (Directive). The EU GDPR imposes additional compliance burdens, including by mandating burdensome documentation requirements and granting certain privacy rights to individuals to control how companies collect, use, disclose, retain and otherwise process information about them as well as changes to informed consent practices, the obligation to appoint data protection officers in certain circumstances, the obligation to notify relevant data supervisory authorities of personal data breaches without undue delay (and no later than 72 hours) after becoming aware of the personal data breach, and the requirement for more detailed notices for clinical trial subjects and investigators. In addition, the EU GDPR increases the scrutiny of transfers of personal data from clinical trial sites and other third parties (e.g. CROs) located in the EEA to the United States and other jurisdictions that the European Commission does not recognize as having “adequate” data protection laws. In particular, on July 16, 2020, the Court of Justice of the EU (Court of Justice) in Schrems II invalidated the European Union-United States (EU-U.S.) Privacy Shield on the grounds that the EU-U.S. Privacy Shield failed to offer adequate protections to EU personal information transferred to the United States. While the Court of Justice upheld the use of other data transfer mechanisms, such as the Standard Contractual Clauses, the decision has led to some uncertainty regarding the use of such mechanisms for data transfers to the United States, and the Court of Justice made clear that reliance on Standard Contractual Clauses alone may not necessarily be sufficient in all circumstances. The use of Standard Contractual Clauses for the transfer of personal information specifically to the United States also remains under review by a number of European data protection supervisory authorities. For example, German and Irish supervisory authorities have indicated that the Standard Contractual Clauses alone provide inadequate protection for EU-U.S. data transfers. Use of the data transfer mechanisms must now be assessed on a case-by-case basis taking into account the legal regime applicable in the destination country, in particular applicable surveillance laws and rights of individuals. The European Data Protection Board issued additional guidance regarding international transfers which may require us to implement additional safeguards to further enhance the security of data transferred out of the EEA, which could increase our compliance costs, expose us to further regulatory scrutiny and liability, and adversely affect our business. Further, the European Commission published new versions of the Standard Contractual Clauses in June 2021 which place onerous obligations on the parties. The EU GDPR imposes substantial fines for breaches and violations (up to the greater of €20 million or 4% of our global turnover). The EU GDPR allows data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies and obtain compensation for damages resulting from violations of the EU GDPR.

Further, following the end of the Brexit Transition Period (on December 31, 2020) the EU GDPR has been implemented in the UK (as the UK GDPR)—non-compliance with which may lead to similar compliance and operational costs as the EU GDPR with potential fines of up to £17 million or 4% of global turnover. The UK GDPR sits alongside the UK Data Protection Act 2018 which implements certain derogations in the EU GDPR into UK law. Under the UK GDPR, companies not established in the UK but who process personal information in relation to the offering of goods or services to individuals in the UK, or to monitor their behavior will be subject to the UK GDPR – the requirements of which are (at this time) largely aligned with those under the EU GDPR. However, the UK has not formally acknowledged the new EU Standard Contractual Clauses and on August 11, 2020, the UK Information Commissioner’s Office (ICO) launched a public consultation on its own form of Standard Contractual Clauses and issued a UK addendum that can be used with the new EU Standard Contractual Clauses. The ICO is also consulting on its own form of UK Schrems II data transfer impact assessment. These developments may in turn, require us to develop separate approaches to international transfer from the EEA and the UK.

Some countries also are considering or have passed legislation requiring local storage and processing of data, or similar requirements, which could increase the cost and complexity for conducting preclinical testing and clinical trials or delivering future our products, if any. Additionally, other countries (e.g., Australia and Japan) have adopted certain legal requirements for cross-border transfers of personal information. These obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other requirements or our practices.

It is possible that these laws may be interpreted and applied in a manner that is inconsistent with our practices and our efforts to comply with the evolving data protection rules may be unsuccessful. In addition to the possibility of fines, lawsuits, regulatory investigations, public censure, other claims and penalties, and significant costs for remediation and damage to our reputation, we could be materially and adversely affected if legislation or regulations are expanded to require changes in our data processing practices and policies or if governing jurisdictions interpret or implement their legislation or regulations in ways that negatively impact our business. Compliance with these and any other applicable privacy and data security laws and regulations is a rigorous and time-intensive process, and we may be required to put in place additional mechanisms for ensuring compliance with the new data protection rules. If we or our third-party vendors, collaborators, contractors and consultants fail to comply with any such laws or regulations, we may face regulatory investigations, significant fines and penalties, reputational damage or be required to change our business practices, all of which could adversely affect our business, financial condition and results of operations. Any inability to adequately address data privacy or security-related concerns, even if unfounded, or to comply with applicable laws, regulations, standards and other obligations relating to data privacy and security, could result in additional cost and liability to us, harm our reputation and brand, damage our relationships with regulators and customers and have a material and adverse impact on our business. Even if we are not determined to have violated these laws, government investigations into these issues typically require the expenditure of significant resources and generate negative publicity, which could harm our business, financial condition, results of operations or prospects.

U.S. federal income tax reform and changes in other tax laws could adversely affect us.

In December 2017, U.S. federal tax legislation commonly referred to as the TCJA was signed into law, significantly reforming the Internal Revenue Code of 1986, as amended (Code). The TCJA, among other things, includes changes to U.S. federal tax rates, imposes significant additional limitations on the deductibility of business interest, allows for the expensing of capital expenditures, puts into effect the migration from a “worldwide” system of taxation to a partial “territorial” system, and modifies or repeals many business deductions and credits.

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

We have incurred substantial losses during our history, do not expect to become profitable in the near future and may never achieve profitability. As of November 30, 2021, we had federal and state net operating loss (NOL) carryforwards of approximately $116.4 million and $192.1 million, respectively. To the extent we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, subject to the restrictions and exceptions described below. Federal NOLs generated in tax years beginning on or before December 31, 2017 may be carried forward 20 tax years and expire on various dates beginning in 2029. Under the TCJA, as modified by the CARES Act, NOLs arising in tax years beginning on or before December 31, 2017 may be carried back two tax years, NOLs arising in tax years beginning after December 31, 2017 and before January 1, 2021 may be carried back five tax years and NOLs arising in tax years beginning after December 31, 2020 may not be carried back. In 2020, we filed a refund claim of $15.7 million to carryback our NOLs generated in the fiscal year ended November 30, 2018, and we filed a refund claim to carryback our NOLs generated in the fiscal year ended November 30, 2019 to recover an additional $3.9 million of income tax. NOLs arising in tax years beginning after December 31, 2017 and before January 1, 2021 may be carried forward indefinitely but are limited to 80% of our taxable income in tax years beginning after December 31, 2020. State NOLs can be carried forward 20 years and begin expiring in 2029.

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

Our operations are subject to anti-corruption laws, including the Foreign Corrupt Practices Act (FCPA), the Bribery Act and other anticorruption laws that apply in countries where we do business and may do business in the future. The FCPA, the Bribery Act and these other laws generally prohibit us, our officers, and our employees and intermediaries from bribing, being bribed or making other prohibited payments to government officials or other persons to obtain or retain business or gain some other business advantage. We may in the future operate in jurisdictions that pose a high risk of potential FCPA or Bribery Act violations, and we may participate in collaborations and relationships with third parties whose actions could potentially subject us to liability under the FCPA, the Bribery Act or local anti-corruption laws. In addition, we cannot predict the nature, scope or effect of future regulatory requirements to which our international operations might be subject or the manner in which existing laws might be administered or interpreted.

We also are subject to other laws and regulations governing our international operations, including regulations administered by the governments of the United States, UK and authorities in the EU, including applicable export control regulations, economic sanctions on countries and persons, customs requirements and currency exchange regulations, which we collectively refer to as Trade Control Laws.

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

Based on the beneficial ownership of our common stock as of November 30, 2021, our executive officers, directors and affiliates beneficially owned a substantial percentage of our outstanding voting stock. As a result, these stockholders, if acting together, could have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, amendment of our organizational documents, any merger, consolidation or sale of all or substantially all of our assets and any other significant corporate transaction. The interests of these stockholders may not be the same as or may even conflict with your interests. For example, these stockholders could delay or prevent a change of control of our company, even if such a change of control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the prevailing market price of our common stock. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

In addition, Section 203 of the Delaware General Corporation Law (DGCL) may discourage, delay or prevent a change in control of our company. Section 203 imposes certain restrictions on mergers, business combinations and other transactions between us and holders of 15% or more of our common stock.

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

We will continue to incur increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives and corporate governance practices.

As a public company, we incur and, particularly now that we no longer are an emerging growth company, will further incur significant legal, accounting and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the Nasdaq Global Market (Nasdaq) and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Moreover, since we ceased to be an “emerging growth company” on November 30, 2021, we may no longer take advantage of certain exemptions from various reporting requirements that are applicable to public companies. This increase in reporting requirements will further increase our compliance burden.

Our management and other personnel are required to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations have increased our legal and financial compliance costs and have made some activities more time-consuming and costly. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. The impact of these requirements also could make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers. Moreover, these rules and regulations often are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.

If we fail to maintain effective internal control over financial reporting, our ability to produce accurate and timely financial statements could be impaired, which could harm our operating results, investors’ views of us and, as a result, the value of our common stock.

Pursuant to the rules and regulations of the SEC, we are required to furnish a report by our management on, among other things, our internal control over financial reporting. To achieve compliance with these rules and regulations, we engage in a process to document and evaluate our internal control over financial reporting, which is both costly and time consuming. Effective internal control over financial reporting is necessary for us to provide reliable financial reporting and, together with adequate disclosure controls and procedures, are designed to prevent material misstatements due to fraud or error. Any failure to design new or improved internal controls necessary to address risks of material misstatement in our interim or annual financial statements, or difficulties encountered in their implementation or operation, could cause us to fail to meet our reporting obligations. Ineffective internal control over financial reporting could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

The reporting on our assessment of the effectiveness of our internal control over financial reporting needs to include disclosure of any material weaknesses identified in our internal control over financial reporting, as well as a statement that our independent registered public accounting firm has audited the effectiveness of our internal control over financial reporting. Because we are no longer an emerging growth company as of November 30, 2021, our independent registered public accounting firm is required to annually audit the effectiveness of our internal control over financial reporting commencing with the year ended November 30, 2021, which has, and will continue to, require increased costs, expenses, and management resources. Undetected material weaknesses in our internal control over financial reporting could lead to financial statement restatements and require us to incur the expense of remediation. We are also required to disclose changes made in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting on a quarterly basis. To comply with the requirements of being a public company, we have undertaken, and may need to further undertake in the future, various actions, such as implementing new internal controls and procedures and hiring additional accounting staff.

As discussed in Item 9A of this Annual Report on Form 10-K, in the course of preparing our financial statements, we identified material weaknesses in our internal control over financial reporting related to controls over segregation of duties in our journal entry and account reconciliation processes, and certain information technology general controls. As a result of the identified material weaknesses, our management concluded that our internal control over financial reporting was not effective as of November 30, 2021. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses identified in Item 9A of this Annual Report on Form 10-K did not result in any misstatement of our financial statements. We have designed and have begun implementing a remediation plan for these material weaknesses. However, our remediation efforts may be inadequate, or we may in the future discover material weaknesses in other areas of our internal control over financial reporting that require remediation.

We cannot assure you that the measures we have taken to date, and actions we may take in the future, will be sufficient to remediate the control deficiencies that led to the material weaknesses in our internal control over financial reporting or that they will prevent or avoid potential future material weaknesses. Moreover, our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. Further, material weaknesses in our disclosure controls and procedures and internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective internal control over financial reporting or any difficulties encountered in their implementation or improvement could harm our operating results or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods, which could cause the price of our common stock to decline. In addition, if we are not able to continue to meet these requirements, we may not be able to remain listed on Nasdaq.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties and Facilities

Our principal executive office is located in San Francisco, California, where we lease a total of 57,902 square feet of office and laboratory space that we use for our administrative, research and development and other activities. The lease expires in April 2025. Additionally, we have a sublease for a total of 2,500 square feet of laboratory space in Pittsburgh, Pennsylvania that expires in May 2022. In July 2021, we entered into a new lease for a total of 19,320 square feet of office and laboratory space in San Francisco, California that expires in June 2024. We believe that our existing facilities are suitable and adequate for our current requirements and operations.

Item 3. Legal Proceedings

From time to time, we may be involved in legal proceedings arising in the ordinary course of our business. We are not presently a party to any legal proceedings that, in the opinion of management, would have a material adverse effect on our business or consolidated financial statements. Regardless of outcome, litigation can have an adverse impact on us due to defense and settlement costs, diversion of management resources, negative publicity and reputational harm and other factors.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock

Our common stock has been listed on the Nasdaq Global Market under the symbol “NRIX” since July 24, 2020. Prior to that date, there was no public trading market for our common stock.

Holders of Record

As of close of business on January 21, 2022, there were 21 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Stock Price Performance Graph

The following performance graph and related information shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or incorporated by reference into any other filings under the Exchange Act or the Securities Act, except as shall be expressly set forth by specific reference in such filing.

The graph below compares the cumulative total stockholder return on $100 invested in our common stock with the cumulative total return of $100 invested in the Nasdaq Composite Index and the Nasdaq Biotechnology Index from the close of market on July 24, 2020, which was our initial trading day, through November 30, 2021, assuming the reinvestment of dividends, if any.

The comparisons shown in the graph below are based upon historical data and are not necessarily indicative of, nor intended to forecast, the potential future performance of our common stock.

Comparison of 17 Month Cumulative Total Return
Assumes Initial Investment of $100
November 2021
250.00
200.00
150.00
100.00
50.00
0.00
7/24/2020
8/31/2020
11/30/2020
2/28/2021
5/31/2021
8/31/2021
11/30/2021
Nurix Therapeutics, Inc.
NASDAQ Composite Index
NASDAQ Biotechnology Index

$100 investment in stock or index	7/24/2020	8/31/2020	11/30/2020	2/28/2021	5/31/2021	8/31/2021	11/30/2021
Nurix Therapeutics, Inc.	$100.00	$123.09	$224.20	$187.32	$146.76	$169.33	$151.60
NASDAQ Composite Index	$100.00	$113.76	$118.08	$127.90	$133.54	$148.44	$151.38
NASDAQ Biotechnology Index	$100.00	$99.53	$106.48	$115.62	$111.84	$125.66	$112.76

Use of Proceeds from Registered Securities

On July 23, 2020, our registration statement on Form S-1, as amended (File No. 333-239651), was declared effective by the SEC in connection with the initial public offering (IPO) of our common stock. There has been no material change in the planned use of proceeds from our IPO as described in the final prospectus filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act on July 24, 2020.

Securities Authorized for Issuance under Equity Compensation Plans

Information regarding our equity compensation plans and the securities authorized for issuance thereunder is set forth in Part III, Item 12 of this Annual Report on Form 10-K.

Unregistered Sales of Equity Securities

None.

Purchases of Equity Securities by Issuers and Affiliated Purchasers

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes appearing elsewhere in this Annual Report on Form 10‑K. As discussed in the section titled “Special Note Regarding Forward Looking Statements,” the following discussion and analysis contains forward looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those identified below and those discussed in the section titled “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K.

Overview

We are a clinical stage biopharmaceutical company focused on the discovery, development and commercialization of small molecule therapies designed to modulate cellular protein levels as a novel treatment approach for cancer and other challenging diseases. Leveraging our extensive expertise in E3 ligases together with our proprietary DNA-encoded libraries, we have built DELigase, an integrated discovery platform to identify and advance novel drug candidates targeting E3 ligases, a broad class of enzymes that can modulate proteins within the cell. Our drug discovery approach is to either harness or inhibit the natural function of E3 ligases within the ubiquitin-proteasome system to selectively decrease or increase cellular protein levels. Our wholly owned pipeline comprises four clinical stage drug candidates including targeted protein degraders of Bruton’s tyrosine kinase (BTK), a B-cell signaling protein, and inhibitors of Casitas B-lineage lymphoma proto-oncogene B (CBL-B), an E3 ligase that regulates T-cell activation. Our lead drug candidate from our protein degradation portfolio, NX-2127, is an orally bioavailable BTK degrader for the treatment of relapsed or refractory B-cell malignancies. We are currently enrolling patients in the Phase 1a portion of a Phase 1a/1b dose-escalation and cohort expansion study in patients with relapsed or refractory B-cell malignancies. Our second drug candidate from our protein degradation portfolio, NX-5948, is also an orally bioavailable BTK degrader for the treatment of relapsed or refractory B-cell malignancies and potentially autoimmune diseases. We anticipate enrolling our first patient in the first half of 2022 in the Phase 1a portion of a Phase 1a/1b dose-escalation and cohort expansion study in patients with relapsed or refractory B-cell malignancies. Our lead drug candidate from our E3 ligase inhibitor portfolio, NX-1607, is an orally bioavailable CBL-B inhibitor for immuno-oncology indications. We are currently enrolling patients in the Phase 1a portion of a Phase 1a/1b dose-escalation and cohort expansion study in patients with solid tumors and lymphomas. We are also advancing the development of a CBL-B inhibitor, NX-0255, for ex vivo use to enhance adoptive T-cell therapy. We are currently recruiting patients in a Phase 1 clinical trial for our first cell therapy candidate, DeTIL‑0255, in patients with gynecologic cancers including ovarian, endometrial, and cervical cancer. Beyond these clinical candidates, we are advancing additional wholly owned, preclinical programs that may expand our therapeutic areas beyond oncology and autoimmune disease to viral diseases, including COVID-19. Our therapeutic areas may be further expanded through our established strategic collaborations with Sanofi and Gilead.

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

Upon signing the Sanofi Agreement, Sanofi paid us an upfront payment of $55.0 million. Subsequently in January 2021, Sanofi paid us an additional $22.0 million to exercise its option to expand the number of targets beyond the initial targets included in the collaboration. From the signing of the Sanofi Agreement to November 30, 2021, we received a payment of $1.0 million for research milestones. As of November 30, 2021, we are eligible to receive up to approximately $2.5 billion in total payments based on certain additional fees, payments and the successful completion of certain research development, regulatory and sales milestones, as well as tiered royalties ranging from mid-single digit to low teen percentages on annual net sales of any commercial products that may result from the collaboration, subject to certain reductions and excluding sales in the United States of any products for which we exercise our option to co-develop and co-promote, for which we share profits and losses evenly.

We recognized collaboration revenue from the Sanofi Agreement of $13.2 million and $5.7 million during the year ended November 30, 2021 and 2020. We recognized no collaboration revenue from the Sanofi Agreement during the year ended November 30, 2019. As of November 30, 2021, there was $59.2 million of deferred revenue related to payments received by us under the Sanofi Agreement.

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

Upon signing the Gilead Agreement, Gilead paid us an upfront payment of $45.0 million, plus $3.0 million in additional fees. From the signing of the Gilead Agreement to November 30, 2021, we received payments of $18.5 million for research milestones and additional payments, including $5.0 million, which was received in the fourth quarter of 2021. Additionally, in November 2021, we recognized a research milestone and received a payment of $6.0 million in the first quarter of 2022. As of November 30, 2021, we are eligible to receive up to approximately $2.3 billion in total additional payments based on certain additional fees, payments and the successful completion of certain preclinical, clinical, development and sales milestones. In addition, we are eligible to receive tiered royalties from mid-single digit to low tens percentages on annual net sales from any commercial products directed to the optioned collaboration targets, subject to certain reductions and excluding sales in the United States of any products for which we exercise our option to co-develop and co-promote, for which we share profits and losses evenly.

We recognized collaboration revenue from the Gilead Agreement of $16.6 million, $12.1 million and $2.7 million during the years ended November 30, 2021, 2020 and 2019, respectively. As of November 30, 2021, there was $41.1 million of deferred revenue related to payments received by us under the Gilead Agreement.

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

We recognized no collaboration revenue from the Celgene Agreement during the years ended November 30, 2021 and 2020. During the year ended November 30, 2019, we recognized $28.4 million in collaboration revenue under the Celgene Agreement. As of November 30, 2021, there was no deferred revenue related to payments received by us under the Celgene Agreement.

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

Since inception, we have generally incurred significant losses and negative cash flows from operations. We incurred net losses of $117.2 million, $43.2 million and $21.7 million during the years ended November 30, 2021, 2020 and 2019, respectively. As of November 30, 2021, we had an accumulated deficit of $220.9 million. These losses have resulted primarily from costs incurred in connection with research and development activities and general and administrative costs associated with our operations.

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

As of November 30, 2021, we had $432.9 million in cash, cash equivalents and investments. In July 2020, we closed our initial public offering (IPO), and issued 12,550,000 shares of our common stock (including the exercise by the underwriters of their option to purchase an additional 1,550,000 shares of common stock in August 2020) at a price to the public of $19.00 per share for net proceeds of approximately $218.1 million, after deducting underwriting discounts and commissions of $16.7 million and expenses of $3.6 million. In March 2021, we completed a follow-on offering and issued 5,175,000 shares of our common stock (including the exercise by the underwriters of their option to purchase an additional 675,000 shares of common stock) at a price to the public of $31.00 per share for net proceeds of approximately $150.2 million, after deducting underwriting discounts and commissions of $9.6 million and expenses of $0.6 million. We expect that our existing cash, cash equivalents and investments are sufficient to fund our operations for at least the next 12 months. See the section titled “—Liquidity and Capital Resources” for more information. To finance our operations beyond that point, we will need to raise substantial additional capital to complete the development and commercialization of our drug candidates. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing and distribution arrangements. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans.

We are subject to risks and uncertainties as a result of the current COVID-19 pandemic. The COVID-19 pandemic, including the resurgence of cases relating to the spread of the Delta and Omicron variants, is impacting worldwide economic activity and poses the risk that we or our employees, contractors, suppliers and other partners may be prevented from conducting business activities for an indefinite period of time, including due to shutdowns that may be requested or mandated by governmental authorities. While the impact of the COVID-19 pandemic to our current operations has been minimal as we have only recently commenced clinical development of our four lead drug candidates, the extent to which the COVID-19 pandemic will impact our business, financial condition, liquidity and results of operations in the future will depend on future developments that are highly uncertain and cannot be predicted at this time.

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

Provision for (benefit from) income taxes

The provision for income taxes primarily consists of reserves for unrecognized tax benefits and state taxes. The benefit for income taxes consists of a discrete tax benefit from an adjustment to the net operating loss (NOL) deferred tax asset and valuation allowance. We have generated NOLs since inception and have established a full valuation allowance against our deferred tax assets due to the uncertainty surrounding the realization of such assets.

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
To the extent that non-substantive milestones are achieved, and we have remaining deliverables, milestone payments are deferred and recognized as revenue over the estimated remaining performance period using the appropriate measure of progress as determined for each agreement. We recognize revenue associated with the non-substantive milestones upon achievement of the milestone if we have no remaining deliverables. During the year ended November 30, 2019, no milestone payments were received, no milestone revenues were recognized and no milestones were considered substantive.

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

Research and collaboration licenses: If a license is determined to be distinct from the other promises identified in the arrangement, we recognize revenue from upfront payments allocated to the license when the license is transferred to the customer and the customer is able to use and benefit from the license. For licenses that are bundled with other promises, we utilize judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring proportional performance for purposes of recognizing revenue from non-refundable, upfront payments. We evaluate the measure of proportional performance each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition. To measure the proportional performance, we are required to make our best estimates of forecasted expenditures and development timelines, which are subject to uncertainties associated with pharmaceutical product development. Forecasted total expenditures are driven primarily by the number of full-time employees, and the number may change based on the progress of our product development and requires significant management judgement.

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

All revenue was derived from customers located in the United States during the years ended November 30, 2021, 2020 and 2019.

Results of Operations

Comparison of the years ended November 30, 2021, 2020 and 2019

	Year ended November 30,			2021 vs 2020		2020 vs 2019
(in thousands)	2021	2020	2019	$	%	$	%
Collaboration revenue(1)	$29,750	$17,820	$31,115	$11,930	66.9%	$(13,295)	(42.7)%
Operating expenses:
Research and development	116,434	66,494	45,025	49,940	75.1%	21,469	47.7%
General and administrative	31,202	16,309	8,326	14,893	91.3%	7,983	95.9%
Total operating expenses	147,636	82,803	53,351	64,833	78.3%	29,452	55.2%
Loss from operations	(117,886)	(64,983)	(22,236)	(52,903)	81.4%	(42,747)	192.2%
Interest income and other income	823	1,206	776	(383)	(31.8)%	430	55.4%
Loss before income taxes	(117,063)	(63,777)	(21,460)	(53,286)	83.6%	(42,317)	197.2%
Provision for (benefit from) income taxes	131	(20,535)	239	20,666	(100.6)%	(20,774)	(8,692.1)%
Net loss	$(117,194)	$(43,242)	$(21,699)	$(73,952)	171.0%	$(21,543)	99.3%

(1)	Collaboration revenue for the years ended November 30, 2021, 2020 and 2019 includes related party revenue of $0, $0 and $28.4 million, respectively.

Collaboration revenue

Our collaboration revenue for the years ended November 30, 2021, 2020 and 2019 is summarized as follows:

	Year ended November 30,			2021 vs 2020		2020 vs 2019
(in thousands)	2021	2020	2019	$	%	$	%
Celgene	$—	$—	$28,420	$—	0.0%	$(28,420)	(100.0)%
Gilead	16,578	12,149	2,695	4,429	36.5%	9,454	350.8%
Sanofi	13,172	5,671	—	7,501	132.3%	5,671	100.0%
Total collaboration revenue	$29,750	$17,820	$31,115	$11,930	66.9%	$(13,295)	(42.7)%

Our collaboration revenue increased by $11.9 million for the year ended November 30, 2021 compared with the year ended November 30, 2020. The increase was primarily due to the continued scale up of internal resources and external spending for our collaborations with Sanofi and Gilead as compared to the prior year, resulting in a higher percentage of completion in the current year. The increase was also due to partial revenue recognized during the year ended November 30, 2021 for the achievement of certain preclinical milestones under our collaborations with Gilead and Sanofi.

Our collaboration revenue decreased by $13.3 million for the year ended November 30, 2020 compared with the year ended November 30, 2019. The decrease in collaboration revenue was primarily attributable to the termination of the Celgene Agreement in June 2019, offset by an increase in revenue recognized related to the Gilead Agreement and the revenue related to the Sanofi Agreement.

Research and development expenses

Our research and development expenses for the years ended November 30, 2021, 2020 and 2019 are summarized as follows:

	Year ended November 30,			2021 vs 2020		2020 vs 2019
(in thousands)	2021	2020	2019	$	%	$	%
Compensation and related personnel costs	$39,540	$22,218	$16,372	$17,322	78.0%	$5,846	35.7%
Supplies and contract research	36,809	24,941	17,096	11,868	47.6%	7,845	45.9%
Preclinical activities and contract manufacturing	13,838	7,934	3,533	5,904	74.4%	4,401	124.6%
Stock-based compensation	8,079	1,726	307	6,353	368.1%	1,419	462.2%
Clinical costs	6,236	839	—	5,397	643.3%	839	100.0%
Facility and other costs	11,932	8,836	7,717	3,096	35.0%	1,119	14.5%
Total research and development expenses	$116,434	$66,494	$45,025	$49,940	75.1%	$21,469	47.7%

Our research and development expense increased by $49.9 million, or 75.1%, during the year ended November 30, 2021 compared with the year ended November 30, 2020. The increase was primarily related to an increase of $17.3 million in compensation and related personnel costs attributable to an increase in headcount. There was an increase of $11.9 million in supplies and contract research and $5.9 million in preclinical activities and contract manufacturing attributable to an increase in our preclinical development activities and drug discovery research and preparation for upcoming clinical programs for our lead drug candidates. There was an increase of $5.4 million in clinical costs due to ongoing clinical trial startup and patient enrollment. There was also an increase of $6.4 million in non-cash stock-based compensation expense and an increase of $3.1 million in facility and other costs primarily due to expansion of leased premises and investments in information technology.

Our research and development expenses increased by $21.5 million, or 47.7%, during the year ended November 30, 2020, compared to the year ended November 30, 2019. The increase was primarily related to an increase of $7.8 million in supplies and contract research attributable to increases in our preclinical development activities and drug discovery research. There was also an increase of $5.8 million in compensation and related personnel costs attributable to an increase in headcount and an increase of $1.4 million in non-cash stock-based compensation expense. Preclinical activities and contract manufacturing costs increased by $4.4 million primarily due to preparation for upcoming clinical programs for our lead drug candidates.

General and administrative expenses

Our general and administrative expenses increased by $14.9 million, or 91.3%, during the year ended November 30, 2021, compared to the year ended November 30, 2020. The increase was primarily related to an increase of $5.1 million in non-cash stock-based compensation expense and an increase of $4.6 million in compensation related expenses attributable to higher headcount. There was also an increase of $3.7 million in consultant and other professional services primarily related to becoming a public company.

Our general and administrative expenses increased by $8.0 million, or 95.9%, during the year ended November 30, 2020, compared to the year ended November 30, 2019. The increase was primarily related to an increase of $2.4 million in non-cash stock-based compensation expense and an increase of $1.7 million in compensation related expenses attributable to a higher headcount. We also had an increase of $1.8 million in legal and accounting expenses mainly related to external audit and legal fees and an increase of $1.9 million in consultant, insurance and other professional service expenses primarily related to becoming a public company.

Interest and other income, net

Interest and other income, net was $0.8 million, $1.2 million and $0.8 million for the years ended November 30, 2021, 2020 and 2019, respectively. The decrease during the year ended November 30, 2021, compared to the year ended November 30, 2020, and the increase during the year ended November 30, 2020, compared to the year ended November 30, 2019, was primarily related to interest received in fiscal 2020 related to the tax refund for a carryback claim that we filed in April 2020 in connection with the Coronavirus Aid, Relief, and Economic Security Act (CARES Act). Other than the interest earned on tax refund, interest and other income, net in all periods is mainly related to interest earned on our deposits, money market funds and investments.

Provision for (benefit from) income taxes

The provision for income taxes was an expense of $0.1 million, a benefit of $20.5 million and an expense of $0.2 million during the years ended November 30, 2021, 2020 and 2019, respectively. The increase during the year ended November 30, 2021, compared to the year ended November 30, 2020, and the decrease during the year ended November 30, 2020, compared to the year ended November 30, 2019, was primarily related to a discrete tax benefit in fiscal 2020, which consists of carryback claims and the reversal of the uncertain tax liability related to research and development tax credits as a result of the CARES Act that was enacted on March 27, 2020 in response to the COVID-19 pandemic.

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

To date, our operations have primarily been funded through the net proceeds from equity offerings of $536.4 million and proceeds from collaborations of $300.5 million. We do not have any products approved for sale, and we have not generated any revenue from product sales. As of November 30, 2021, we had $432.9 million in cash, cash equivalents and investments.

Funding requirements

We expect that our existing cash, cash equivalents and investments are sufficient to meet our cash requirements and continue operating activities, including the clinical trials of our drug candidates NX‑2127, NX‑1607, NX‑5948 and DeTIL‑0255 and the expansion of our intellectual property portfolio and infrastructure for at least the next 12 months. We will need substantial additional funding to support our continuing operations and pursue our long-term business plan. We may seek to raise any necessary additional capital through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing and distribution arrangements. Because of the numerous risks and uncertainties associated with the development and commercialization of our drug candidates and the extent to which we may enter into additional collaborations with third parties to participate in their development and commercialization, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated pre-clinical studies and clinical trials.

We have a shelf registration statement on Form S-3 on file with the SEC. This shelf registration statement, which includes a base prospectus, allows us at any time to offer and sell registered common stock, preferred stock, debt securities, warrants, subscriptions rights and or units or any combination of securities described in the prospectus in one or more offerings. In addition, in August 2021, we entered into an Equity Distribution Agreement with Piper Sandler & Co. (Piper Sandler) pursuant to which, from time to time, we may offer and sell through Piper Sandler up to $150.0 million of the common stock registered under the shelf registration statement pursuant to one or more “at the market” offerings. We are not required to sell any shares at any time during the term of the Equity Distribution Agreement. We agreed to pay Piper Sandler a commission of 3% of the gross sales price of any shares sold pursuant to the Equity Distribution Agreement. As of November 30, 2021, we have not sold any shares of common stock pursuant to the Equity Distribution Agreement and $150.0 million in shares remained available under the Equity Distribution Agreement.

Unless otherwise specified in a prospectus supplement accompanying the base prospectus, we intend to use the net proceeds from the sale of any securities offered pursuant to the shelf registration statement for general corporate purposes, which may include funding research, clinical and process development, increasing our working capital, reducing indebtedness, acquisitions or investments in businesses, products or technologies that are complementary to our own and capital expenditures. Pending such uses, we may invest the net proceeds in marketable securities that may include investment-grade interest-bearing securities, money market accounts, certificates of deposit, commercial paper and guaranteed obligations of the U.S. government.

Our future funding requirements will depend on many factors, including the following:

•

the progress, costs and results of our planned and ongoing Phase 1 clinical trials for our lead drug candidates NX-2127, NX-1607, NX-5948 and DeTIL-0255, and any future clinical development of such drug candidates;

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

If adequate funds are not available at favorable terms, we may be required to reduce operating expenses, delay or reduce the scope of our product development and commercial expansion programs, obtain funds through arrangements with others that may require us to relinquish rights to certain of our technologies or products that we would otherwise seek to develop or commercialize ourselves or cease operations. If we do raise additional capital through public or private equity or convertible debt offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

Cash flows

The following table summarizes our cash flows during the periods indicated:

	Year Ended November 30,
(in thousands)	2021	2020	2019
Cash (used in) provided by operating activities	$(84,365)	$(80)	$601
Cash (used in) provided by investing activities	(108,251)	(254,404)	8,498
Cash provided by financing activities	153,882	339,024	126
Net (decrease) increase in cash, cash equivalents and restricted cash	$(38,734)	$84,540	$9,225

Operating activities

Net cash used in operating activities was $84.4 million for the year ended November 30, 2021 and consisted of a decrease in net assets of $9.1 million and non-cash adjustments of $23.7 million, offset by our net loss of $117.2 million. The decrease in net assets consisted primarily of a decrease in contract assets of $7.5 million related to proceeds received for Gilead milestones, an increase in deferred revenue of $6.8 million primarily related to proceeds received pursuant to the Sanofi agreement, an increase in accrued expenses and other liabilities of $6.2 million primarily related to an increase in accrued compensation from higher incentive compensation and an increase in accrued contract research and lab supplies due to the growth in clinical development for our lead drug candidates and a decrease in income tax receivable of $3.6 million related to the collection of the NOL carryback claims as a result of the CARES Act. The decrease in net assets was offset by an increase in accounts receivable of $6.0 million related to a Gilead research milestone, an increase in prepaid expenses and other assets of $5.4 million primarily related to an increase in prepaid clinical costs and a decrease in operating lease liabilities of $5.1 million due to payments made on operating leases. Non-cash adjustments primarily consisted of stock-based compensation expenses of $15.8 million, amortization of operating lease right-of-use assets of $3.3 million and depreciation and amortization expenses of $2.8 million.

Net cash used in operating activities was $0.1 million for the year ended November 30, 2020 and consisted of a decrease in net assets of $36.4 million and non-cash adjustments of $6.8 million, offset by our net loss of $43.2 million. The decrease in net assets consisted primarily of an increase in deferred revenue of $48.2 million related to proceeds received pursuant to the Sanofi Agreement and offset by revenue recognized pursuant to the Sanofi Agreement and the Gilead Agreement. The decrease in net assets was offset by an increase in contract assets of $7.5 million related to unbilled revenue for Gilead milestones and an increase in income tax receivables of $3.9 million related to NOL carryback claims as a result of the CARES Act. Non-cash adjustments primarily consisted of stock-based compensation expenses of $4.3 million and depreciation and amortization expenses of $2.2 million.

Net cash provided by operating activities was $0.6 million for the year ended November 30, 2019 and consisted of a decrease in net assets of $19.5 million and non-cash adjustments of $2.8 million, offset by our net loss of $21.7 million. The decrease in net assets consisted primarily of an increase in deferred revenue of $16.9 million related to $48.0 million in proceeds received pursuant to the Gilead Agreement and offset by $31.1 million in revenue recognized pursuant to the Celgene Agreement and the Gilead Agreement and an increase in accrued expenses and other liabilities of $2.4 million primarily related to an increase in accrued compensation from higher incentive compensation. Non-cash adjustments primarily consisted of depreciation and amortization expenses of $2.4 million.

Investing activities

Net cash used in investing activities was $108.3 million for the year ended November 30, 2021 and consisted of the purchase of investments of $348.5 million and purchases of property and equipment of $5.7 million, offset by the maturity of investments of $238.9 million and the sale of investments of $7.0 million.

Net cash used in investing activities was $254.4 million for the year ended November 30, 2020 and consisted of the purchase of investments of $275.2 million and purchases of property and equipment of $4.6 million, offset by the maturity of investments of $25.4 million.

Net cash provided by investing activities was $8.5 million for the year ended November 30, 2019 and consisted primarily of maturities of investments of $19.5 million, offset by the purchase of investments of $9.4 million.

Financing activities

Net cash provided by financing activities was $153.9 million for the year ended November 30, 2021 and consisted primarily of proceeds from the issuance of common stock from the follow-on offering in March 2021.

Net cash provided by financing activities was $339.0 million for the year ended November 30, 2020 and consisted primarily of net proceeds from issuance of common stock in July and August 2020 related to our IPO and the sale of our Series D redeemable convertible preferred stock in March 2020.

Net cash provided by financing activities was $0.1 million for the year ended November 30, 2019 and consisted primarily of proceeds from the exercise of stock options.

Contractual Obligations and Other Commitments

The following table summarizes our contractual obligations as of November 30, 2021:

	Payments due by period
(in thousands)	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Operating lease obligations	$5,197	$10,623	$1,738	$—	$17,558
Total contractual obligations	$5,197	$10,623	$1,738	$—	$17,558

In addition, we enter into agreements in the normal course of business with contract research organizations for clinical trials and with vendors for preclinical studies and other services and products for operating purposes, which are generally cancelable upon written notice. These payments are not included in the table above.

Information About Segments

We currently operate in a single business segment. See additional information in our financial statements contained in Part II, Item 8 of this Annual Report.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks in the ordinary course of our business. Our primary exposure to market risk is interest rate sensitivity.

As of November 30, 2021, we had cash, cash equivalents and investments of $432.9 million. We have invested primarily in money market funds, U.S. treasury securities, corporate debt securities, U.S. government agency securities, commercial papers and municipal securities. To reduce the volatility relating to these exposures, we have put investment and risk management policies and procedures in place. The securities in our investment portfolio are not leveraged and are classified as available-for-sale. We currently do not engage in hedging activities. As of November 30, 2021 and 2020, we have estimated that a hypothetical 100 basis point increase in interest rates would decrease the fair market value of our investment portfolio by $2.9 million and $1.8 million, respectively. Such losses would only be realized if we sold the investments prior to maturity.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Nurix Therapeutics, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Nurix Therapeutics, Inc. and its subsidiaries (the “Company”) as of November 30, 2021 and 2020, and the related consolidated statements of operations, of comprehensive loss, of redeemable convertible preferred stock and stockholders’ equity (deficit) and of cash flows for each of the three years in the period ended November 30, 2021, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of November 30, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of November 30, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended November 30, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of November 30, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO because material weaknesses in internal control over financial reporting existed as of that date related to the Company not designing and maintaining effective (a) controls over certain information technology general controls, and (b) segregation of duty controls over the review and approval of account reconciliations and manual journal entries.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses referred to above are described in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. We considered these material weaknesses in determining the nature, timing, and extent of audit tests applied in our audit of the 2021 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for leases on December 1, 2020.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in management's report referred to above. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue Recognition - Estimated Costs of Internal Full-Time Employees (FTEs)

As described in Note 3 to the consolidated financial statements, the Company’s consolidated revenue was $29.8 million for the year ended November 30, 2021 and was generated from the Company’s collaboration agreements. During the contract term, management uses a cost-based input method to recognize revenue based on the actual costs incurred as a percentage of total estimated costs as the Company completes its performance obligation under the contract. Costs consist primarily of internal FTE and third-party contract costs related to the collaboration agreements. The cumulative effect of revisions to estimated costs to complete the Company’s performance obligation is recorded in the period in which changes are identified and amounts can be reasonably estimated. Total estimated costs are primarily driven by the number of estimated FTEs, which requires significant management judgment.

The principal considerations for our determination that performing procedures relating to revenue recognition - estimated costs of internal FTEs is a critical audit matter are (i) the high degree of auditor judgment and subjectivity in performing procedures relating to the estimated costs of internal FTEs due to the significant judgment by management when determining the estimate and (ii) the significant audit effort in evaluating the significant assumption related to the number of estimated FTEs.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls related to the revenue recognition process, including controls over the determination of the estimated costs of internal FTEs. These procedures also included, among others, evaluating and testing management’s process for determining the estimated costs of internal FTEs, which included evaluating the reasonableness of the significant assumption related to the number of estimated FTEs, by (i) performing a comparison of management’s estimated costs of internal FTEs to the actual internal FTE costs; (ii) testing the completeness and accuracy of the data used by management in the estimate; (iii) evaluating management’s timely identification of changes in estimated costs of internal FTEs; and (iv) evaluating whether the estimate and assumption were consistent with evidence obtained in other areas of the audit.

/s/ PricewaterhouseCoopers LLP

San Jose, California

January 28, 2022

We have served as the Company’s auditor since 2014.

NURIX THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	November 30,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$80,506	$119,356
Short-term investments	215,214	161,792
Accounts receivable	6,000	—
Contract assets	—	7,500
Income tax receivable	204	3,846
Prepaid expenses and other current assets	9,194	5,940
Total current assets	311,118	298,434
Long-term investments	137,189	90,890
Operating lease right-of-use assets	14,005	—
Property and equipment, net	11,340	6,672
Restricted cash	286	170
Other assets	2,833	177
Total assets	$476,771	$396,343
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$6,650	$3,412
Accrued expenses and other current liabilities	14,549	8,328
Operating lease current liabilities	3,847	—
Deferred revenue, current	41,212	32,799
Total current liabilities	66,258	44,539
Operating lease long-term liabilities	9,189	—
Deferred revenue, net of current portion	59,022	60,685
Other long-term liabilities	—	850
Total liabilities	134,469	106,074
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.001 par value— 10,000,000 shares authorized and 0 shares issued and outstanding as of November 30, 2021 and November 30, 2020	—	—
Common stock, $0.001 par value— 500,000,000 shares authorized as of November 30, 2021 and November 30, 2020; 44,664,371 and 38,864,872 shares issued and outstanding as of November 30, 2021 and November 30, 2020, respectively	45	39
Additional paid-in-capital	563,757	393,841
Accumulated other comprehensive income (loss)	(608)	87
Accumulated deficit	(220,892)	(103,698)
Total stockholders’ equity	342,302	290,269
Total liabilities and stockholders’ equity	$476,771	$396,343

The accompanying notes are an integral part of these consolidated financial statements.

NURIX THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	Year Ended November 30,
	2021	2020	2019
Collaboration revenue(1)	$29,750	$17,820	$31,115
Operating expenses:
Research and development	116,434	66,494	45,025
General and administrative	31,202	16,309	8,326
Total operating expenses	147,636	82,803	53,351
Loss from operations	(117,886)	(64,983)	(22,236)
Interest and other income, net	823	1,206	776
Loss before income taxes	(117,063)	(63,777)	(21,460)
Provision for (benefit from) income taxes	131	(20,535)	239
Net loss	$(117,194)	$(43,242)	$(21,699)
Net loss per share, basic and diluted	$(2.73)	$(2.76)	$(6.59)
Weighted-average number of shares outstanding, basic and diluted	42,895,383	15,673,424	3,292,514

(1)	Collaboration revenue for the years ended November 30, 2021, 2020 and 2019 includes related party revenue of $0, $0 and $28.4 million, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

NURIX THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Year Ended November 30,
	2021	2020	2019
Net loss	$(117,194)	$(43,242)	$(21,699)
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on available-for-sale investments	(695)	89	2
Total comprehensive loss	$(117,889)	$(43,153)	$(21,697)

The accompanying notes are an integral part of these consolidated financial statements.

NURIX THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share amounts)

	Redeemable convertible preferred stock		Common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders’ equity
	Shares	Amount	Shares	Amount	capital	income (loss)	deficit	(deficit)
Balance as of November 30, 2018	12,813,887	$48,195	3,452,653	$4	$1,910	$(4)	$(38,757)	$(36,847)
Exercise of stock options	—	—	158,474	—	104	—	—	104
Repurchase of unvested early exercised stock options	—	—	(15,793)	—	—	—	—	—
Vesting of early- exercised stock options	—	—	—	—	216	—	—	216
Stock-based compensation	—	—	—	—	510	—	—	510
Unrealized gain on available-for-sale investments	—	—	—	—	—	2	—	2
Net loss	—	—	—	—	—	—	(21,699)	(21,699)
Balance as of November 30, 2019	12,813,887	48,195	3,595,334	4	2,740	(2)	(60,456)	(57,714)
Issuance of Series D redeemable convertible preferred stock at $12.75 per share, net of issuance costs of $336	9,431,364	119,914	—	—	—	—	—	—
Conversion of redeemable convertible preferred stock into common stock	(22,245,251)	(168,109)	22,245,251	22	168,087	—	—	168,109
Issuance of common stock upon initial public offering, net offering costs of $20,304	—	—	12,550,000	13	218,134	—	—	218,147
Exercise of stock options	—	—	479,156	—	450	—	—	450
Repurchase of unvested early exercised stock options	—	—	(4,869)	—	—	—	—	—
Vesting of early- exercised stock options	—	—	—	—	129	—	—	129
Stock-based compensation	—	—	—	—	4,301	—	—	4,301
Unrealized gain on available-for-sale investments	—	—	—	—	—	89	—	89
Net loss	—	—	—	—	—	—	(43,242)	(43,242)
Balance as of November 30, 2020	—	—	38,864,872	39	393,841	87	(103,698)	290,269

	Redeemable convertible preferred stock		Common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders’ equity
	Shares	Amount	Shares	Amount	capital	income (loss)	deficit	(deficit)
Issuance of common stock in connection with equity offering, net of offering costs of $643	—	—	5,175,000	5	150,152	—	—	150,157
Exercise of stock options	—	—	522,006	1	1,665	—	—	1,666
Repurchase of unvested early exercised stock options	—	—	(971)	—	—	—	—	—
Vesting of early- exercised stock options	—	—	—	—	239	—	—	239
Issuance under employee stock purchase plan	—	—	103,464	—	2,060	—	—	2,060
Stock-based compensation	—	—	—	—	15,800	—	—	15,800
Unrealized loss on available-for-sale investments	—	—	—	—	—	(695)	—	(695)
Net loss	—	—	—	—	—	—	(117,194)	(117,194)
Balance as of November 30, 2021	—	$—	44,664,371	$45	$563,757	$(608)	$(220,892)	$342,302

The accompanying notes are an integral part of these consolidated financial statements.

NURIX THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended November 30,
	2021	2020	2019
Cash flows from operating activities
Net loss	$(117,194)	$(43,242)	$(21,699)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	2,790	2,180	2,354
Stock-based compensation	15,800	4,301	510
Net amortization (accretion) of premium (discount) on investments	1,706	273	(109)
Loss on disposal of property and equipment	128	—	—
Amortization of operating lease right-of-use assets	3,292	—	—
Changes in operating assets and liabilities:
Contract assets	7,500	(7,500)	—
Accounts receivable	(6,000)	—	—
Income tax receivable	3,642	(3,846)	—
Prepaid expenses and other assets	(5,442)	(3,941)	(15)
Accounts payable	1,589	1,234	302
Deferred revenue	6,750	48,179	16,885
Operating lease liabilities	(5,144)	—	—
Accrued expenses and other liabilities	6,218	2,282	2,373
Net cash (used in) provided by operating activities	(84,365)	(80)	601
Cash flows from investing activities
Purchases of investments	(348,497)	(275,224)	(9,351)
Sales of investments	6,994	—	—
Maturities of investments	238,913	25,373	19,500
Purchases of property and equipment	(5,661)	(4,553)	(1,651)
Net cash (used in) provided by investing activities	(108,251)	(254,404)	8,498
Cash flows from financing activities
Proceeds from issuance of common stock, net of underwriting discounts and commissions and offering costs	150,157	218,147	—
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	—	119,914	—
Proceeds from exercise of stock options	1,666	970	142
Proceeds from issuance under employee stock purchase plan	2,060	—	—
Repurchase of unvested early exercised stock options	(1)	(7)	(16)
Net cash provided by financing activities	153,882	339,024	126
Net (decrease) increase in cash, cash equivalents and restricted cash	(38,734)	84,540	9,225
Cash, cash equivalents and restricted cash at beginning of period	119,526	34,986	25,761
Cash, cash equivalents and restricted cash at end of period	$80,792	$119,526	$34,986

	Year Ended November 30,
	2021	2020	2019
Supplementary disclosures of cash flow information:
Cash paid for income taxes	$481	$1	$1

Supplemental disclosures of non-cash investing and financing activities:
Right-of-use assets recognized in exchange for lease obligations	$2,371	$—	$—
Additions to property and equipment included in accounts payable and accrued expenses and other liabilities	$2,505	$580	$152
Vesting of early exercised stock options	$239	$129	$216
Conversion of redeemable convertible preferred stock into common stock upon closing of initial public offering	$—	$168,109	$—

	As of November 30,
	2021	2020	2019
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$80,506	$119,356	$34,816
Restricted cash	286	170	170
Cash, cash equivalents and restricted cash	$80,792	$119,526	$34,986

The accompanying notes are an integral part of these consolidated financial statements.

NURIX THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization

Description of Business

Nurix Therapeutics, Inc. (the Company) previously known as Nurix, Inc., was incorporated in the state of Delaware on August 27, 2009 and is headquartered in San Francisco, California. The Company is a clinical stage biopharmaceutical company focused on the discovery, development and commercialization of small molecule therapies designed to modulate cellular protein levels as a novel treatment approach for cancer and other challenging diseases. Leveraging the Company’s expertise in E3 ligases together with its proprietary DNA-encoded libraries, the Company has built DELigase, an integrated discovery platform to identify and advance novel drug candidates targeting E3 ligases, a broad class of enzymes that can modulate proteins within the cell. The Company’s drug discovery approach is to either harness or inhibit the natural function of E3 ligases within the ubiquitin-proteasome system to selectively decrease or increase cellular protein levels to treat disease.

Initial Public Offering

On July 23, 2020, the Company’s registration statement on Form S-1 (File No. 333-239651) relating to its initial public offering (IPO) of common stock became effective. The IPO closed on July 28, 2020, at which time the Company issued 11,000,000 shares of its common stock at a price to the public of $19.00 per share. In addition, the underwriters exercised their option to purchase an additional 1,550,000 shares of the Company’s common stock on July 31, 2020, and this transaction closed on August 4, 2020. Immediately prior to the closing of the IPO, all outstanding shares of the Company’s redeemable convertible preferred stock automatically converted into 22,245,251 shares of common stock. Net proceeds from the IPO, including the exercise of the underwriters’ option to purchase additional shares, were $218.1 million, after deducting underwriting discounts and commissions of $16.7 million and expenses of $3.6 million.

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

The Company is not required to sell any shares at any time during the term of the Equity Distribution Agreement. The Company agreed to pay Piper Sandler a commission of 3% of the gross sales price of any shares sold pursuant to the Equity Distribution Agreement. As of November 30, 2021, the Company has not sold any shares of common stock pursuant to the Equity Distribution Agreement and $150.0 million in shares remained available under the Equity Distribution Agreement.

Liquidity and Management Plans

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company’s operations have historically been financed through the issuance of common and redeemable convertible preferred stock and proceeds received under the Company’s collaboration and license agreements. Since inception, the Company has generally incurred significant losses and negative net cash flows from operations. During the year ended November 30, 2021, the Company incurred a net loss of $117.2 million and had negative net cash flows from operating activities of $84.4 million. The Company had an accumulated deficit of $220.9 million as of November 30, 2021 and will require substantial additional capital for research and development activities. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales of its drug candidates currently in development. As of November 30, 2021, the Company had cash, cash equivalents and short-term investments of $295.7 million and working capital of $244.9 million.

Management believes that its cash, cash equivalents and short-term investments are sufficient to continue operating activities for at least 12 months following the issuance date of these consolidated financial statements. Future capital requirements will depend on many factors, including the timing and extent of spending on research and development and payments the Company may receive under its collaboration agreements with Sanofi S.A. (Sanofi) and Gilead Sciences, Inc. (Gilead) or future collaboration agreements, if any. There can be no assurance that, in the event the Company requires additional financing, such financing will be available at terms acceptable to the Company if at all. If additional capital is not available, failure to generate sufficient cash flows from operations, raise additional capital and reduce discretionary spending could have a material adverse effect on the Company’s ability to achieve its intended business objectives.

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The Company’s consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, including DeCART Therapeutics Inc., and have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP). All intercompany balances and transactions have been eliminated in consolidation.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates, including those related to the useful lives of long-lived assets, the measurement of stock-based compensation, accruals for research and development activities, income taxes and revenue recognition. The Company bases its estimates on historical experience and on other relevant assumptions that are reasonable under the circumstances. Actual results could materially differ from those estimates. Refer to Note 3 for more information regarding the estimates related to revenue recognition.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash, cash equivalents and investments. The Company’s investments consist of debt securities issued by highly rated corporate entities, the U.S. federal government or state and local governments. The Company’s exposure to any individual corporate entity is limited by policy. Deposits may, at times, exceed federally insured limits. The Company invests its cash equivalents in highly rated money market funds. During the periods presented, the Company has not experienced any losses on its deposits of cash, cash equivalents or investments.

Other Risks and Uncertainties

The Company is subject to a number of risks similar to other clinical-stage biopharmaceutical companies, including, but not limited to, changes in any of the following areas that the Company believes could have a material adverse effect on its future financial position or results of operations: risks related to the successful discovery and development of its drug candidates, ability to raise additional capital, development of new technological innovations by its competitors and delay or inability to obtain drug substance and finished drug product from the Company’s third-party contract manufacturers necessary for the Company’s drug candidates, including due to the impact of the current coronavirus (COVID-19) pandemic, protection of intellectual property rights, litigation or claims against the Company based on intellectual property rights and regulatory clearance and market acceptance for any of the Company’s products candidates for which the Company receives marketing approval.

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

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The extent to which the COVID-19 pandemic may directly or indirectly impact the Company’s financial statements is highly uncertain and subject to change. Management considered the potential impact of the COVID-19 pandemic on its estimates and assumptions and there was not a material impact to the Company’s consolidated financial statements as of and for the year ended November 30, 2021; however, actual results could differ from those estimates and there may be changes to management’s estimates in future periods.

The Company relies on single source manufacturers and suppliers for the supply of its drug candidates. Disruption from these manufacturers or suppliers would have a negative impact on the Company’s business, financial position and results of operations.

Segments

The Company operates and manages its business as one reportable and operating segment. Operating segments are defined as components of an enterprise where separate financial information is evaluated regularly by the chief operating decision maker (CODM) in deciding how to allocate resources and assess performance. The Company’s CODM is the Chief Executive Officer, who reviews consolidated financial information on a company-wide basis for purposes of allocating resources and assessing financial performance.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents, which consist of money market funds, are stated at fair value.

Restricted Cash

The Company had $0.3 million and $0.2 million of restricted cash recorded as a non-current asset as of November 30, 2021 and 2020, respectively. Restricted cash as of November 30, 2021 consisted of $0.1 million that serves as collateral for a business credit card account and $0.2 million for letters of credit required under operating leases. Restricted cash as of November 30, 2020 consisted of $0.1 million that serves as collateral for a business credit card account and $0.1 million for a letter of credit required under an operating lease. These balances are included within the cash, cash equivalents and restricted cash balance in the accompanying consolidated statements of cash flows.

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, including cash equivalents, accounts payable and accrued liabilities included in the Company’s consolidated financial statements approximate their fair value due to the nature of the financial instruments. Refer to Note 5 for more information regarding the fair value of the Company’s investments.

Investments

The Company adopted ASU 2016-13, Measurement of Credit Losses on Financial Instruments, on December 1, 2020. Investments consist of money market funds, U.S. Treasuries, corporate debt securities, U.S. government agency securities, corporate commercial paper and municipal securities. The Company’s investments are classified as available-for-sale and carried at estimated fair values and reported in cash equivalents, short-term investments or long-term investments. Management determines the appropriate classification of the investments at the time they are acquired and evaluates the appropriateness of such classifications at each consolidated balance sheet date. Investments with contractual maturities greater than 12 months are considered long-term investments.

The Company regularly reviews its investments for declines in estimated fair value below amortized cost. The factors considered in determining whether a credit loss exists include the creditworthiness of the security issuers, the number of investments in an unrealized loss position, the severity and duration of the unrealized losses, and whether it is more likely than not that the Company will be required to sell the investments before the recovery of their amortized cost basis. The cost of investments sold is based on the specific identification method. In circumstances when an unrealized loss is determined to be credit-related, or when the Company intends to sell or is more likely than not required to sell a security before it recovers its amortized cost basis, the difference between the fair value and the amortized cost of the security is recognized as interest and other income, net in the consolidated statements of operations, and an allowance for credit loss is recorded on the consolidated balance sheet. In circumstances when the decline in fair value is non-credit related, the difference is reported in accumulated other comprehensive income (loss), net of tax as a separate component of stockholders’ equity (deficit).

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization. Major improvements are capitalized, while maintenance and repairs are expensed when incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. The useful life of laboratory equipment, computer equipment, furniture and fixtures and software is generally three years. Tenant improvements are depreciated over the shorter of the lease term or the estimated useful life of the improvements. When assets are retired or disposed of, the cost together with related accumulated depreciation is removed from the Company’s accounts and the resulting gain or loss is reflected in the Company’s consolidated statements of operations.

Leases

The Company adopted ASU No. 2016-02, Leases (Topic 842) on December 1, 2020 using the alternative modified transition method, which applies Topic 842 as of the adoption date and therefore, the Company has not applied the standard to the comparative periods presented in the Company's consolidated financial statements. Prior period amounts continue to be reported in accordance with the historic guidance under ASC 840, Leases.

The Company determines if an arrangement contains a lease at inception. Lease right-of-use (ROU) assets, current lease liabilities and long-term lease liabilities are recognized at the lease commencement date based on the present value of the future minimum lease payments over the lease term at the commencement date. ROU assets also include any initial direct costs incurred and any lease payments made on or before the lease commencement date, less lease incentives received. The Company uses its incremental borrowing rate based on the information available at the commencement date in determining the lease liabilities as the Company’s leases generally do not provide an implicit rate. The incremental borrowing rate, the ROU asset and the lease liability are reevaluated upon a lease modification. The Company determines its incremental borrowing rate based on the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term, an amount equal to the lease payments in a similar economic environment. Lease terms may include options to extend or terminate the lease when the Company is reasonably certain that the option will be exercised. Lease expense for operating leases is recognized on a straight-line basis over the lease term. The Company does not have any finance leases.

The Company elected to apply each of the practical expedients described in Topic 842 which allow companies (i) not to reassess prior conclusions on whether any expired or existing contracts are or contain a lease, lease classification, and initial direct costs, (ii) combine lease and non-lease components for all underlying assets groups, and (iii) not recognize ROU assets or lease liabilities for short-term leases. A short-term lease is a lease that, at the commencement date, has a lease term of 12 months or less and does not include an option to purchase the underlying asset that the lessee is reasonably certain to exercise.

Internal-Use Software Development Costs

The Company capitalizes qualifying costs incurred during the application development stage related to software developed for internal-use and amortizes them over the estimated useful life of three years. Amortization of such costs begins when the project is substantially complete and ready for its intended use. Capitalized software development costs are classified as property and equipment, net on the consolidated balance sheet. The Company expenses costs incurred related to the planning and post-implementation phases of development as incurred.

Long-Lived Assets

Long-lived assets, such as property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. If circumstances require a long-lived asset or asset group to be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. There were no such impairment losses during the years ended November 30, 2021, 2020 and 2019.

Deferred Offering Costs

The Company capitalizes within other assets certain legal, accounting and other third-party fees that are directly related to the Company’s in-process equity financings, including the IPO, until such financings are consummated. After consummation of an equity financing, these costs are recorded in stockholder’s equity as a reduction of additional paid-in capital generated as a result of the offering. Should a planned equity financing be abandoned, terminated or significantly delayed, the deferred offering costs are immediately written off to operating expenses. As of November 30, 2021, there was $0.5 million of deferred offering costs included in other assets on the consolidated balance sheet. There were no deferred offering costs capitalized as of November 30, 2020.

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

To the extent that non-substantive milestones are achieved, and the Company has remaining deliverables, milestone payments are deferred and recognized as revenue over the estimated remaining performance period using the appropriate measure of progress as determined for each agreement. The Company recognizes revenue associated with the non-substantive milestones upon achievement of the milestone if the Company has no remaining deliverables. During the year ended November 30, 2019, no milestone payments were received, no milestone revenues were recognized and no milestones were considered substantive.

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

All revenue was derived from customers located in the United States during the years ended November 30, 2021, 2020 and 2019.

Research and Development Expenses

The Company expenses all research and development costs as incurred. Research and development costs include, but are not limited to, payroll and personnel expenses, laboratory supplies, preclinical study costs, clinical trial costs, compound manufacturing costs, consulting costs and allocated overhead, including rent, equipment, depreciation and utilities.

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

Stock-Based Compensation

The Company accounts for stock-based compensation using a fair value-based method, which requires the recognition of compensation expense for costs related to all stock-based payments including stock options, restricted stock units (RSUs) and purchase rights under the Employee Stock Purchase Plan (ESPP). The Company estimates the fair value of stock options and purchase rights granted under the ESPP on the date of grant using the Black-Scholes option pricing model, which is impacted by the fair value of the Company’s common stock, as well as changes in assumptions regarding a number of highly complex and subjective variables. The model requires management to make a number of assumptions including expected volatility, expected term, risk-free interest rate and expected dividend yield. Prior to its IPO, the fair value of the Company’s common stock was determined by the Company’s board of directors with assistance from management and an independent third-party valuation firm, using significant judgment and several factors including important developments in the Company’s operations, sales of redeemable convertible preferred stock and the lack of liquidity of the common stock. Subsequent to the IPO, the Company determines the fair value of stock options, RSUs and purchase rights under the ESPP using the market closing price of the Company’s common stock on the date of grant.

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

Comprehensive loss

Comprehensive loss represents the net loss for the period and other comprehensive income (loss). Other comprehensive income (loss) reflects certain gains and losses that are recorded as a component of stockholders’ equity (deficit) and are not reflected in the consolidated statements of operations. The Company’s other comprehensive income (loss) consists of changes in unrealized gains and losses on available-for-sale investments.

Net loss per share

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period, without consideration for potentially dilutive securities. Diluted net loss is calculated by dividing the net loss by the weighted-average number of common stock and potentially dilutive securities outstanding for the period. For purposes of the diluted net loss per share calculation, redeemable convertible preferred stock, stock options, RSUs, common stock subject to repurchase related to unvested restricted stock awards and early exercise of stock options are considered to be potentially dilutive securities. Basic and diluted net loss per share is presented in conformity with the two-class method required for participating securities as the redeemable convertible preferred stock is considered a participating security because it participates in dividends with common stock. The Company also considers the shares issued upon the early exercise of stock options subject to repurchase to be participating securities because holders of such shares have non-forfeitable dividend rights in the event a dividend is paid on common stock. The holders of all series of redeemable convertible preferred stock and the holders of early exercised shares subject to repurchase do not have a contractual obligation to share in the Company’s losses. As such, the net loss was attributed entirely to common stockholders. Because the Company has reported a net loss for all periods presented, diluted net loss per share is the same as basic net loss per share for those periods.

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (ASU 2016-02), which requires the lessee to recognize a ROU asset and a lease liability for operating leases, initially measured at the present value of lease payments, in its consolidated balance sheet. The Company adopted ASU 2016-02 effective December 1, 2020 using the alternative modified transition method, which applies ASU 2016-02 as of the adoption date and therefore, the Company has not applied the standard to the comparative periods presented in the Company's consolidated financial statements. The Company elected the “package of practical expedients,” which permits the Company to not reassess its prior conclusions about lease identification, lease classification and initial direct costs. The Company also elected the hindsight practical expedient to determine the lease term, the practical expedient to not separate lease and non-lease components and the policy election to not recognize ROU assets or lease liabilities for short-term leases. As of the adoption date of December 1, 2020, the Company recognized an operating lease ROU asset of $13.3 million, operating lease current liabilities of $3.3 million and operating lease long-term liabilities of $10.9 million. The difference between the operating lease ROU asset and operating lease liabilities primarily represented the existing deferred rent liability balance as of the adoption date of $0.9 million. Operating lease ROU assets are presented within other assets, operating lease current liabilities are presented within current liabilities and operating lease long-term liabilities are presented within non-current liabilities on the consolidated balance sheet. See Note 6 “Commitments and Contingencies” for additional details.

In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments (ASU 2016-13), which requires that financial assets measured at amortized cost be presented at the net amount expected to be collected. The measurement of expected credit losses is based on historical experience, current conditions, and reasonable and supportable forecasts that affect collectability. ASU 2016-13 also eliminates the concept of “other-than-temporary” impairment when evaluating available-for-sale debt investments and instead focuses on determining whether any impairment is a result of a credit loss or other factors. An entity will recognize an allowance for credit losses on available-for-sale debt investments rather than an other-than-temporary impairment that reduces the cost basis of the investment. The Company adopted ASU 2016-13 as of December 1, 2020. The adoption did not have an impact on the Company’s consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurements (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement (ASU 2018-13), which modifies the disclosure requirements on fair value measurements by removing the requirement to disclose amounts of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, the policy for timing of transfers between levels, and the valuation process for Level 3 fair value measurements, among other modifications to fair value measurement disclosure requirements. The Company adopted ASU 2018-13 as of December 1, 2020. The adoption did not have an impact on the Company’s consolidated financial statements.

In November 2018, the FASB issued ASU No. 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606 (ASU 2018-18). ASU 2018-18 clarifies that certain transactions between collaborative arrangement participants should be accounted for as revenue when the collaborative arrangement participant is a customer in the context of a unit of account and precludes recognizing as revenue consideration received from a collaborative arrangement participant if the participant is not a customer. ASU 2018‑18 requires retrospective adoption to the date the Company adopted Topic 606 by recognizing a cumulative-effect adjustment to the opening balance of retained earnings of the earliest annual period presented. The Company adopted ASU 2018-18 as of December 1, 2020. The adoption did not have an impact on the Company’s consolidated financial statements.

Recent Accounting Pronouncements Not Yet Adopted

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740)—Simplifying the Accounting for Income Taxes (ASU 2019-12), which is intended to simplify accounting for income taxes. It removes certain exceptions to the general principles in Topic 740 and amends existing guidance to improve consistent application. ASU 2019-12 is effective for annual periods beginning after December 15, 2020, and interim periods within those fiscal years. Early adoption is permitted. The Company is in the process of evaluating the impact of this new guidance on its consolidated financial statements and does not expect the adoption to have a material impact on its consolidated financial statements.

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

Under the terms of the Celgene Agreement, the Company received an upfront payment of $150.0 million in September 2015. In addition, in September 2015, Celgene purchased 1,622,222 shares of the Company’s Series C redeemable convertible preferred stock at a price of $10.50 per share, resulting in net proceeds of $17.0 million. As of November 30, 2019, BMS held approximately 10% of total shares outstanding on an as-converted basis.

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

Collaboration revenue related to the Celgene Agreement was $0, $0 and $28.4 million for the years ended November 30, 2021, 2020 and 2019, respectively. As of November 30, 2021, there was no deferred revenue recorded on the consolidated balance sheet.

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

Upon signing the Gilead Agreement, Gilead paid the Company an upfront payment of $45.0 million plus $3.0 million in additional fees. From the signing of the Gilead Agreement to November 30, 2021, the Company has received payments of $18.5 million for research milestones and additional payments, including $5.0 million, which was received in the fourth quarter of 2021. Additionally, in November 2021, the Company recognized a research milestone and received a payment of $6.0 million in the first quarter of 2022. As of November 30, 2021, the Company is eligible to receive up to approximately $2.3 billion in total additional payments, including up to $677.5 million upon the achievement of specified development milestones, up to $1.5 billion upon the achievement of specified sales milestones, subject to reduction for any product for which the Company exercises its option to co-develop and co-promote, and up to $139.8 million in certain additional fees related to target licensing, reservation and selection and research term extensions. In addition, the Company is eligible to receive tiered royalties from mid-single digit to low tens percentages on annual net sales from any commercial products directed to the optioned collaboration targets, subject to certain reductions and excluding sales in the United States of any products for which the Company exercises its option to co-develop and co-promote, for which the Company and Gilead share profits and losses evenly.

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

In order to determine the transaction price, the Company evaluated all the payments to be received during the duration of the contract. Certain milestones and additional fees were considered variable consideration, which were not included in the transaction price based on the most likely amount method as of November 30, 2021. The Company will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur. The Company determined that the transaction price at the inception of the Gilead Agreement consists of the upfront payment of $45.0 million and $3.0 million in additional fees. Upon the achievement of research milestones and fees added related to target reservations, $24.5 million in variable consideration was added to the transaction price, and a cumulative effect was recorded as revenue in the period the transaction price increased. The transaction price is recognized as collaboration revenue using the cost-based input method over the estimated contract term of five years. The contract term was determined to be the five-year initial research term which represents the estimated timing of completion of the identified deliverables. Additionally, the Company considered the impact of Gilead terminating the agreement prior to the completion of the research services during the initial five-year research term and determined that there were significant economic costs to Gilead for doing so, and as such, did not adjust the contract term.

Using the cost-based input method, which the Company determined most faithfully depicts the transfer of its performance obligation to Gilead, the Company recognizes revenue based on actual costs incurred as a percentage of total estimated costs as the Company completes its performance obligation under the contract. Costs consist primarily of internal full-time employee (FTE) and third-party contract costs related to the Gilead Agreement. The cumulative effect of revisions to estimated costs to complete the Company’s performance obligation is recorded in the period in which changes are identified and amounts can be reasonably estimated. Total estimated costs are primarily driven by the number of estimated FTEs, which requires significant management judgment.

For the year ended November 30, 2021, the Company recognized collaboration revenue related to the Gilead Agreement of $16.6 million, of which $11.1 million was included in deferred revenue as of November 30, 2020, and $3.1 million was related to performance obligations satisfied in previous periods. For the year ended November 30, 2020, the Company recognized collaboration revenue related to the Gilead Agreement of $12.1 million, of which $9.4 million was included in deferred revenue as of November 30, 2019, and $0.9 million was related to performance obligations satisfied in previous periods. For the year ended November 30, 2019, the Company recognized revenue related to the Gilead Agreement of $2.7 million. As of November 30, 2021, $41.1 million was recorded as deferred revenue, of which $19.9 million was current, on the consolidated balance sheet related to the Gilead Agreement. Additionally, as of November 30, 2021, $6.0 million was included in accounts receivable which represents the billed revenue related to the research milestone recognized in November 2021.

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

Upon signing the Sanofi Agreement, Sanofi paid the Company an upfront payment of $55.0 million. Subsequently, in January 2021, Sanofi paid the Company an additional $22.0 million to exercise its option to expand the number of targets beyond the initial targets included in the collaboration. The Company is eligible to receive additional payments if Sanofi exercises an option to extend the license term with respect to a particular target. From the signing of the Sanofi Agreement to November 30, 2021, the Company has received a payment of $1.0 million for research milestones. As of November 30, 2021, the Company is eligible to receive up to approximately $2.5 billion in total payments, including payments of up to $499.0 million upon the achievement of specified development milestones, up to $625.0 million upon the achievement of specified regulatory milestones and up to $1.3 billion upon the achievement of certain sales milestones, as well as up to $143.8 million in certain additional fees related to target licensing and reservation. In addition, the Company is eligible to receive tiered royalties ranging from mid-single digit to low teen percentages on annual net sales of any commercial products that may result from the collaboration, subject to certain reductions and excluding sales in the United States of any products for which the Company exercises its option to co-develop and co-promote, for which the parties share profits and losses evenly.

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

In order to determine the transaction price, the Company evaluated all the payments to be received during the duration of the contract. Milestone and additional fees were considered variable consideration, which were not included in the transaction price based on the most likely amount method as of November 30, 2021. The Company will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur. At the inception of the Sanofi Agreement, the Company determined that the transaction price consists of the upfront payment of $55.0 million. To account for the material right related to the two additional targets, instead of determining the standalone selling price for the option directly, the Company applied the practical alternative to allocating the transaction price by determining the consideration that it expects to receive in exchange for the research activities that it expects to provide on the two additional targets for a total of five targets. The practical alternative can be applied as the research activities for the two additional targets are similar to the research activities for the initial three targets. Consequently, for the purpose of applying the practical alternative to estimating the standalone selling price of the material right, an expected consideration of $77.0 million was used for revenue recognition allocation, which represents the $55.0 million paid upfront for the three initial drug targets, and the $22.0 million for the additional consideration related to two additional targets which was included as part of applying the practical alternative, which was subsequently exercised by Sanofi. Subsequently, upon the achievement of research milestones, $1.0 million in variable consideration was added to the transaction price, and a cumulative effect was recorded as revenue in the period the transaction price increased. Revenue is recognized over the research term of 4.25 years, the revised research period that was agreed to in January 2021 in the First Sanofi Amendment, using the cost-based input method.

Using the cost-based input method, which the Company determined most faithfully depicts the transfer of its performance obligation to Sanofi, the Company recognizes revenue based on actual costs incurred as a percentage of total estimated costs as the Company completes its performance obligation under the contract. Costs consist primarily of internal FTE and third-party contract costs related to the Sanofi Agreement. The cumulative effect of revisions to estimated costs to complete the Company’s performance obligation is recorded in the period in which changes are identified and amounts can be reasonably estimated. Total estimated costs are primarily driven by the number of estimated FTEs, which requires significant management judgment.

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

For the year ended November 30, 2021, the Company recognized collaboration revenue related to the Sanofi Agreement of $13.2 million, of which $13.0 million was included in deferred revenue as of November 30, 2020, and $0.1 million was related to performance obligations satisfied in previous periods. For the year ended November 30, 2020, the Company recognized collaboration revenue related to the Sanofi Agreement of $5.7 million. As of November 30, 2021, $59.2 million was recorded as deferred revenue, of which $21.3 million was current, on the consolidated balance sheet related to the Sanofi Agreement.

4. Consolidated Balance Sheet Components

Property and Equipment, Net

Property and equipment, net, consisted of the following (in thousands):

	November 30,
	2021	2020
Laboratory equipment	$18,321	$14,120
Leasehold improvements	3,083	2,664
Computer equipment	538	745
Furniture and fixtures	437	506
Software	3,349	1,316
Software in progress	491	504
Total property and equipment, gross	26,219	19,855
Less: Accumulated depreciation and amortization	(14,879)	(13,183)
Total property and equipment, net	$11,340	$6,672

Depreciation and amortization expense was $2.8 million, $2.2 million and $2.4 million for the years ended November 30, 2021, 2020 and 2019, respectively. All long-lived assets are maintained in the United States.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	November 30,
	2021	2020
Accrued compensation	8,854	5,725
Accrued contract research and lab supplies	4,158	1,238
Accrued professional services	803	591
Accrued taxes	75	74
Other	659	700
Total	$14,549	$8,328

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

The following tables presents the Company’s investments, which consist of cash equivalents and investments classified as available-for-sale investments, that are measured at fair value on a recurring basis as of November 30, 2021 and 2020 (in thousands):

November 30, 2021	Level	Amortized cost	Unrealized gain	Unrealized loss	Estimated fair value
Money market funds	Level 1	$73,438	$—	$—	$73,438
U.S. treasury securities	Level 1	20,608	—	(9)	20,599
Corporate debt securities	Level 2	46,599	1	(54)	46,546
U.S. government agency securities	Level 2	16,496	1	(14)	16,483
Corporate commercial paper	Level 2	121,495	—	—	121,495
Municipal securities	Level 2	10,082	9	—	10,091
Long-term investments:
U.S. treasury securities	Level 1	39,932	—	(85)	39,847
Corporate debt securities	Level 2	74,334	—	(365)	73,969
U.S. government agency securities	Level 2	16,236	—	(67)	16,169
Municipal securities	Level 2	7,229	—	(25)	7,204
Total		$426,449	$11	$(619)	$425,841
Included in Cash and cash equivalents		$73,438	$—	$—	$73,438
Included in Short-term investments		$215,280	$11	$(77)	$215,214
Included in Long-term investments		$137,731	$—	$(542)	$137,189

November 30, 2020	Level	Amortized cost	Unrealized gain	Unrealized loss	Estimated fair value
Money market funds	Level 1	$114,357	$—	$—	$114,357
U.S. treasury securities	Level 1	48,002	22	(1)	48,023
Corporate debt securities	Level 2	23,287	11	(6)	23,292
U.S. government agency securities	Level 2	9,011	15	—	9,026
Corporate commercial paper	Level 2	80,411	—	—	80,411
Municipal securities	Level 2	6,032	9	(2)	6,039
Long-term investments:					—
Corporate debt securities	Level 2	11,207	11	(10)	11,208
U.S. government agency securities	Level 2	70,373	25	(7)	70,391
Municipal securities	Level 2	9,269	22	—	9,291
Total		$371,949	$115	$(26)	$372,038
Included in Cash and cash equivalents		$119,356	$—	$—	$119,356
Included in Short-term investments		$161,744	$57	$(9)	$161,792
Included in Long-term investments		$90,849	$58	$(17)	$90,890

As of November 30, 2021 and 2020, the accrued interest receivable related to the Company’s investments was $0.9 million and $0.4 million, respectively, and was included in prepaid expenses and other current assets on the consolidated balance sheet.

The Company classifies its money market funds and U.S. treasury securities, which are valued based on quoted market prices in active markets with no valuation adjustment, as Level 1 assets within the fair value hierarchy.

The Company classifies its investments in corporate debt securities, U.S. government agency securities, corporate commercial paper, and municipal securities as Level 2 assets within the fair value hierarchy. The fair values of these investments are estimated by taking into consideration valuations obtained from third-party pricing services. The pricing services utilize industry standard valuation models, including both income- and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of and broker/dealer quotes on the same or similar securities, issuer credit spreads, benchmark securities, prepayment/default projections based on historical data and other observable inputs. There were no transfers of financial instruments between valuation levels during the years ended November 30, 2021 and 2020.

As of November 30, 2021, the unrealized losses for available-for-sale investments were non-credit related, and the Company does not intend to sell the investments that were in an unrealized loss position, nor will it be required to sell those investments before recovery of their amortized cost basis, which may be maturity. As of November 30, 2020, none of the Company’s available-for-sale investments that were in an unrealized loss position had been in an unrealized loss position for more than 12 months. As of November 30, 2021, no allowance for credit losses for the Company’s investments was recorded. During the years ended November 30, 2021, 2020 and 2019, the Company did not recognize any impairment losses related to investments.

6. Commitments and Contingencies

Legal Proceedings

From time to time, the Company may be involved in legal proceedings in the ordinary course of business. The Company accrues a liability for such matters when it is probable that future expenditures will be made and that such expenditures can be reasonably estimated. Significant judgment is required to determine both probability and the estimated amount. Legal fees and other costs associated with such actions are expensed as incurred. As of November 30, 2021, the Company was not a party to any material legal proceedings.

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

Operating Leases

The Company leases office and laboratory facilities in San Francisco, California under a lease agreement. The original lease term was scheduled to end 60 months following the Company’s full occupancy of the leased premises, which occurred in April 2015. In October 2015, the Company entered into a second lease agreement for additional space in the same building as its existing office and laboratory facilities. In November 2017, the Company entered into an amendment to its original lease agreement that combined the Company’s two leases into a single lease agreement and extended the term of the lease agreement through April 30, 2025. The Company has an option to renew this lease for an additional two years which has not been included in the lease term used to calculate the ROU asset and lease liability as it is not reasonably certain that the Company will exercise this option. The Company is required to pay base rent plus the tenant’s proportionate share of operating expenses as defined in the lease agreement. Under the terms of the lease agreement, the Company paid the landlord security deposits totaling $91 thousand and issued a letter of credit to the landlord in the amount of $70 thousand, which is collateralized by a restricted deposit of $70 thousand. In June 2020, the Company entered into a new lease agreement for additional space in the same building as the Company’s existing office for a 14-month term ending on July 31, 2021.

In December 2015, the Company entered into its first sublease agreement under which a portion of the Company’s leased space is subleased to another tenant. The term of the sublease, which was originally scheduled to end on December 31, 2017, was extended through December 31, 2018 as the result of an amendment executed in November 2017. The sublessee defaulted on this sublease agreement in August 2018, upon which a new creditor negotiated a second amendment to sublease dated October 2018 and the sublease agreement became a month-to-month agreement that ended in February 2019. The Company entered into its second sublease agreement with a different tenant in November 2018, which was subsequently amended in March 2019 to increase the size of the space. The term of the second sublease ended in August 2019.

In July 2021, the Company entered into a lease agreement for the lease of approximately 19,320 square feet of office space located at 455 Mission Bay Boulevard South, San Francisco, California, for a research and development laboratory and related uses (Mission Bay Lease). The lease commenced on December 1, 2021 and will expire on June 30, 2024, unless terminated earlier. The minimum rent payable by the Company under the lease will be approximately $0.1 million per month and increase by 3% per year for total minimum rent payments of $3.8 million over the lease term. The Company will also be responsible for the payment of additional rent to cover the Company’s share of the annual operating and tax expenses and utilities costs for the building. Under the terms of the lease agreement, the Company issued a letter of credit to the landlord in the amount of $0.1 million, which is collateralized by a restricted deposit of $0.1 million. The Company has not recognized a ROU asset or aggregate lease liability as of November 30, 2021 for the minimum rental payments related to the Mission Bay Lease as the Company did not control the underlying assets at any time in the year ended November 30, 2021.

As of November 30, 2021, operating lease ROU assets were $14.0 million, operating lease current liabilities were $3.8 million and operating lease long-term liabilities were $9.2 million. For the year ended November 30, 2021, cash paid for operating lease liabilities was $4.0 million. As of November 30, 2021, the weighted average remaining lease term was 3.5 years and the weighted average discount rate was 3.13%.

For the year ended November 30, 2021, total operating lease expense was $3.8 million and short-term lease expense was not material.

Prior to the adoption of Topic 842 on December 1, 2020, operating lease expense and sublease income was as follows (in thousands):

	Year Ended November 30,
	2020	2019
Operating lease expense	$3,023	$2,927
Operating sublease income	—	(311)
Net operating lease expense	$3,023	$2,616

The undiscounted future non-cancellable lease payments under the Company’s lease agreement as of November 30, 2021 were as follows (in thousands):

Year ending November 30,	Operating Leases
2022	$5,197
2023	5,563
2024	5,060
2025	1,738
Total undiscounted lease payments	17,558
Less: Undiscounted lease payments related to Mission Bay Lease	(3,785)
Less: imputed interest	(737)
Total lease liabilities	$13,036
Operating lease current liabilities	3,847
Operating lease long-term liabilities	9,189
Total lease liabilities	$13,036

7. Common Stock

The Company’s Restated Certificate of Incorporation authorizes the Company to issue up to 500,000,000 shares of common stock, $0.001 par value per share, as of November 30, 2021 and 2020. Holders of common stock are entitled to dividends when and if declared by the Company’s board of directors, subject to the prior rights of the preferred stockholders. The holder of each share of common stock is entitled to one vote. As of November 30, 2021, no dividends have been declared.

Common stock reserved for future issuance, on an as-if converted basis, as of November 30, 2021 and 2020, consists of the following and has been adjusted for the 1-for-3 reverse stock split:

	November 30,
	2021	2020
Issuance of options under stock option plan	5,878,552	4,387,862
Shares available for future stock option grants	2,562,570	3,035,684
Shares available for issuance under employee stock purchase plan	1,015,184	730,000
Restricted stock units issued and outstanding	20,000	—
Total common stock reserved for future issuance	9,476,306	8,153,546

8. Redeemable Convertible Preferred Stock

The Company’s Restated Certificate of Incorporation authorizes the Company to issue zero shares of redeemable convertible preferred stock as of November 30, 2021 and 2020 and there was no outstanding redeemable convertible preferred stock as of November 30, 2021 and 2020.

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

9. Stock-Based Compensation

Equity Incentive Plans

The 2020 Equity Incentive Plan (2020 Plan) serves as the successor to the 2012 Equity Incentive Plan (2021 Plan, and together with the 2020 Plan, the Stock Plans) and provides for the granting of stock options, stock appreciation rights (SARs), restricted stock awards (RSAs), restricted stock units (RSUs), performance awards and stock bonus awards to employees, directors, consultants, independent contractors and advisors of the Company.

Under the Stock Plans, the Company generally grants stock-based awards with service-based vesting conditions only. Options granted typically vest over a four-year period but may be granted with different vesting terms. In the case of an incentive stock option granted to an employee who at the time of grant owns stock representing more than 10% of the total combined voting power of all classes of stock, the exercise price shall be no less than 110% of the fair value per share on the date of grant, and the award shall expire five years from the date of grant. In the case of all other stock options, the per share exercise price shall be no less than 100% of the fair value per share on the date of grant. RSUs issued typically vest over a two‑year period, but may be granted with different vesting terms, and expire ten years from the date of grant.

Following the effectiveness of the 2020 Plan on July 22, 2020, the Company ceased making grants under the 2012 Plan. However, the 2012 Plan continues to govern the terms and conditions of the outstanding awards granted under it. Shares of common stock subject to awards granted under the 2012 Plan that cease to be subject to such awards by forfeiture or otherwise will be available for issuance under the 2020 Plan

As of November 30, 2021, there were 2,562,570 shares of common stock reserved for future issuance pursuant to the 2020 Plan.

Option activity under the Stock Plans is set forth below and has been adjusted for the 1-for-3 reverse stock split (in thousands, except per share data):

	Number of options outstanding	Weighted- average exercise price	Weighted- average contractual life (in years)	Aggregate intrinsic value(1)
Balances as of November 30, 2020	4,387,862	$10.43	9.02	$141,249
Options granted	2,341,917	32.29
Options exercised	(522,006)	3.19
Options forfeited	(329,221)	16.87
Balances as of November 30, 2021	5,878,552	$19.42	8.67	$65,692
Options vested and expected to vest as of November 30, 2021(2)	5,837,346	$19.45	8.66	$65,155
Options exercisable as of November 30, 2021	2,827,261	$9.74	8.04	$55,449

(1)

The aggregate intrinsic values were calculated as the pre-tax difference between the exercise price of stock options and the quoted market price of the Company’s common stock on November 30, 2021 for all in‑the‑money stock options. The total intrinsic value of stock options exercised during the years ended November 30, 2021, 2020 and 2019, was $15.9 million, $3.4 million and $0.1 million, respectively.

(2)

Certain stock options granted by the Company prior to the date of IPO are exercisable at the date of grant, with unvested shares subject to repurchase by the Company in the event of the voluntary or involuntary termination of employment of the stockholder. Such exercises are recorded as a liability in the consolidated balance sheet and reclassified into equity as the options vest. As of November 30, 2021, a total of 58,794 shares of common stock were subject to repurchase by the Company at the lower of (i) the fair value of such shares on the date of repurchase, or (ii) the original exercise price of such shares. The corresponding exercise value of $0.3 million as of November 30, 2021 is recorded as a stock-based compensation liability.

RSU activity was as follows:

	Number of RSUs	Weighted-average grant date fair value
Balance as of November 30, 2020	—	$—
RSUs granted	20,000	27.42
RSUs vested	—	—
RSUs forfeited	—	—
Balance as of November 30, 2021	20,000	$27.42

Employee Stock Purchase Plan

Under the 2020 Employee Stock Purchase Plan (ESPP), eligible employees are offered the option to purchase shares of common stock at a discount over a series of offering periods. Each offering period may consist of one or more purchase periods. The purchase price for shares of common stock purchased under the ESPP will be 85% of the lesser of the fair market value of the Company’s common stock on (i) the first trading day of the applicable offering period or (ii) the last trading day of each purchase period in the applicable offering period.

During the year-ended November 30, 2021, the Company issued 103,464 shares pursuant to the ESPP at a weighted-average price of $19.92 per share. As of November 30, 2021, there were 1,015,184 shares of common stock reserved for issuance pursuant to the ESPP.

Stock-Based Compensation

During the years ended November 30, 2021, 2020 and 2019, the weighted-average grant date fair value of options granted was $21.15, $9.50 and $1.41 per share, respectively, and the total fair value of employee options vested was $12.0 million, $3.1 million and $0.5 million, respectively.

The Company estimated the fair value of stock options and purchase rights under ESPP using the Black-Scholes option pricing model. The fair value of these stock awards was estimated using the following assumptions:

	November 30,
	2021		2020		2019
	Options	ESPP	Options	ESPP	Options
Expected term (years)	5.50 - 6.12	0.50	5.41 - 6.98	0.57	5.92 - 6.08
Expected volatility	70% - 79%	60%	73% - 79%	96%	111 - 116%
Risk-free interest rate	0.52% - 1.24%	0.05%	0.34% - 1.79%	0.13%	1.42% - 2.55%
Dividend yield	0%	0%	0%	0%	0%

The expected term represents the weighted-average period the stock-based payments are expected to remain outstanding. The expected term assumption for stock options was determined using the simplified method. The expected stock price volatility assumption was determined by examining the historical volatilities for industry peers, as the Company does not have sufficient trading history for its common stock. The risk-free rate assumption is based on the U.S. Treasury instruments. The expected dividend assumption is based on the Company’s history and expectation of dividend payouts. The expected dividend yield is 0% as the Company has not paid and does not anticipate paying dividends on its common stock.

The following table sets forth stock-based compensation expense related to stock options, RSUs and ESPP that is included in the Company’s consolidated statements of operations (in thousands):

	Year Ended November 30,
	2021	2020	2019
Research and development	$8,079	$1,726	$307
General and administrative	7,721	2,575	203
Total stock-based compensation	$15,800	$4,301	$510

As of November 30, 2021, the total compensation cost related to stock-based awards not yet recognized was $57.9 million, which is expected to be amortized on a straight-line basis over the weighted-average remaining vesting period of approximately 3.05 years.

10. Defined Contribution Plan

The Company sponsors a defined-contribution savings plan under Section 401(k) of the Internal Revenue Code (the 401(k) Plan), which provides for the Company to make discretionary matching or discretionary annual contributions to the 401(k) Plan, for its employees. Substantially all of the Company’s employees are eligible to participate in the 401(k) plan. Employees may contribute a percentage of their annual compensation to the plan, subject to statutory limitations. The Company has made contributions to the 401(k) Plan and recorded contribution expense of $0.7 million, $0.4 million and $0.3 million during the years ended November 30, 2021, 2020 and 2019, respectively.

11. Income Taxes

The Company recorded a current income tax expense of $0.1 million for the year ended November 30, 2021, primarily due to state taxes offset by a federal income tax refund. The Company recorded a current income tax benefit of $20.5 million for the year ended November 30, 2020, primarily due to carryback of net operating losses to prior years and changes in reserves for unrecognized tax benefits. The Company recorded a current income tax expense of $0.2 million for the year ended November 30, 2019, primarily due to reserves for unrecognized tax benefits, minimum state taxes and a true-up from the prior year. The Company had generated net operating losses (NOLs) since inception and has established a valuation allowance against its deferred tax assets due to the uncertainty surrounding the realization of such assets.

Loss before provision for income taxes includes the following component (in thousands):

	November 30,
	2021	2020	2019
Domestic	$(117,063)	$(63,777)	$(21,460)
	$(117,063)	$(63,777)	$(21,460)

The provision for (benefit from) income taxes consists of the following (in thousands):

	November 30,
	2021	2020	2019
Current:
Federal	$(203)	$(20,577)	$238
State	334	42	1
Total provision for (benefit from) income taxes	$131	$(20,535)	$239

The effective tax rate differs from the federal statutory rate as follows:

	November 30,
	2021	2020	2019
Federal statutory income tax rate	21.0%	21.0%	21.0%
State income tax rate	5.0	6.2	10.2
Research and development tax credits	4.5	4.0	6.6
Unrecognized income tax benefits	—	0.6	(1.0)
Federal rate impact due to CARES Act	—	13.1	—
Stock-based compensation	(1.2)	—	—
Change in valuation allowance	(29.3)	(10.3)	(37.0)
Other	(0.1)	(2.4)	(0.9)
Total	(0.1)%	32.2%	(1.1)%

Deferred Tax Assets and Liabilities

Deferred income taxes reflect the net tax effects of loss and credit carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the deferred tax assets for federal and state income taxes are as follows (in thousands):

	Year ended November 30,
	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$41,081	$25,145
Research and development tax credits	17,502	9,330
Deferred revenue	21,874	10,536
Stock based compensation	1,054	773
Accrued expenses and other liabilities	1,896	1,624
Operating lease liabilities	3,436	—
Gross deferred tax assets	86,843	47,408
Valuation allowance	(83,517)	(47,408)
Total deferred tax assets	3,326	—
Deferred tax liabilities:
Operating lease right-of-use assets	(3,326)	—
Total deferred tax liabilities	(3,326)	—
Net deferred tax assets	$—	$—

Realization of the deferred tax assets is dependent upon future taxable income, the amount, if any, and timing of which are uncertain. The Company has established a valuation allowance to offset deferred tax assets as of November 30, 2021 and 2020 due to the uncertainty of realizing future tax benefits from its net operating loss (NOL) carryforwards and other deferred tax assets. The valuation allowance increased by $36.1 million during the year ended November 30, 2021, primarily related to an increase on the deferred tax asset for deferred revenue, research and development (R&D) credits and NOL carryforwards. The valuation allowance increased by $7.6 million during the year ended November 30, 2020, primarily due to an increase on the deferred tax asset for deferred revenue. The valuation allowance increased by $8.5 million during the year ended November 30, 2019, primarily due to an increase in NOL carryforwards.

As of November 30, 2021, the Company had NOL carryforwards available to reduce future taxable income, if any, for federal and state income tax purposes of $116.3 million and $192.0 million, respectively. Federal NOL carryforwards generated for tax years beginning before December 31, 2017 can be carried forward twenty years and begin expiring in 2029. Federal NOL carryforwards of $112.6 million for tax years beginning after December 31, 2017 can be carried forward indefinitely.

State NOL carryforwards begin expiring in 2029. As of November 30, 2021, the Company had federal and state research credit carryforwards of $13.2 million and $10.6 million, respectively. If not utilized, the federal credit carryforwards will begin expiring in 2032 and the state credits carry forward indefinitely.

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

Unrecognized Tax Benefits

The Company has recorded a liability related to uncertain tax positions in the financial statements. It is the Company’s policy to include penalties and interest expense related to income taxes as a component for the provision for income taxes. The Company has unrecognized tax benefits of $6.3 million as of November 30, 2021, all of which are offset by a full valuation allowance. There are no tax benefits included in the balance of unrecognized tax benefits that, if recognized, would affect the effective tax rate. There are no interest and penalties accrued as of November 30, 2021. A reconciliation of the beginning and ending amounts of unrecognized income tax benefits during the years ended November 30, 2021, 2020 and 2019 is as follows (in thousands):

	Years ended November 30,
	2021	2020	2019
Balance at beginning of period	$5,361	$2,920	$2,157
Additions based on tax positions related to prior period	1	2,295	137
Additions based on tax positions related to current period	2,282	1,326	626
Settlements	(1,313)	(1,180)	—
Balance at end of period	$6,331	$5,361	$2,920

The Company files income tax returns in the United States and in various states. In February 2018 the Internal Revenue Service (IRS) commenced an examination of the Company’s U.S. income tax return for the tax years ending in 2016, 2017, 2018, and 2019. All tax issues under examination were effectively settled during the year ended November 30, 2021. As a result, the Company removed the associated unrecognized tax benefit reserves and decreased its R&D credit carryforward by $1.3 million. The Company continues to maintain an unrecognized tax benefit related to federal R&D credits generated in years not covered by the examination.

Additionally, in January 2019 the California Franchise Tax Board (FTB) initiated an examination of the Company’s California tax return for the years ending in 2015, 2016, 2017, and 2018. During the year ended November 30, 2021, the FTB issued proposed audit assessments related to revenue sourcing and R&D credits. The Company does not agree with the FTB assessments and intends to challenge the assessments. Pursuant to a measurement analysis, the Company has not recorded an unrecognized tax benefit related to the FTB’s sourcing position. The Company maintains an unrecognized tax benefit related to its California R&D credits for all years.

All of the Company’s tax years will remain open for examination by the federal and state authorities for three and four years, respectively, from the date of the utilization of any net operating losses.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, allows NOLs incurred in taxable years 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. The fiscal 2020 tax benefit was primarily due to the carryback of NOLs to prior taxable years as allowed under the CARES Act. In fiscal 2020, the Company filed refund claims of $19.6 million to carryback NOLs generated in fiscal years ended November 30, 2018 and 2019. These refund claims were approved by Congressional Joint Committee on Taxation during the year ended November 30, 2021. As of November 30, 2021, the Company has received the full amount of these refund claims.

12. Net Loss Per Share

The following table sets forth the computation of the Company’s basic and diluted net loss per share, which excludes shares which are legally outstanding but subject to repurchase by the Company (in thousands, except share and per share data):

	Year Ended November 30,
	2021	2020	2019
Numerator:
Net loss	$(117,194)	$(43,242)	$(21,699)
Denominator:
Weighted-average number of shares outstanding, basic and diluted	42,895,383	15,673,424	3,292,514
Net loss per share, basic and diluted	$(2.73)	$(2.76)	$(6.59)

The following potentially dilutive securities were excluded from the computation of the diluted net loss per share of common stock for the periods presented because their effect would have been anti-dilutive:

	November 30,
	2021	2020	2019
Redeemable convertible preferred stock on an as- converted basis	—	—	12,813,887
Options to purchase common stock	5,878,552	4,387,862	1,913,792
Options early exercised subject to vesting	58,794	141,512	139,393
Shares expected to be purchased under employee stock purchase plan	50,882	60,512	—
Restricted stock	20,000	—	—
Total	6,008,228	4,589,886	14,867,072

13. Related Party Transactions

Following its acquisition of Celgene, BMS owned 1,622,222 shares of the Company’s Series C redeemable convertible preferred stock that automatically converted into shares of the Company’s common stock immediately prior to the closing of the Company’s IPO. In June 2019, the Celgene Agreement was terminated in its entirety with no further payments from Celgene and no remaining deliverables from the Company. Upon the termination, BMS ceased to be a related party of the Company. For the year ended November 30, 2019, the Company recorded collaboration revenue under the Celgene Agreement of $28.4 million.

The Company’s Chief Financial Officer is a trustee for the multiple employer welfare association that facilitates the acquisition and administration of the Company’s healthcare plans. Expenses related to the healthcare plan premiums were $2.6 million, $1.6 million and $1.4 million for the years ended November 30, 2021, 2020 and 2019, respectively. As of November 30, 2021 and 2020, the amount recorded in accounts payable and accrued expenses and other current liabilities in connection with this healthcare plan provider was not material.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President and Chief Executive Officer (CEO) and our Chief Financial Officer (CFO), our principal executive officer and principal accounting and financial officer, respectively, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of November 30, 2021. Based on their evaluation, the CEO and CFO have concluded that our disclosure controls and procedures were not effective as of such date due to the material weaknesses in internal control over financial reporting described in “Management’s Report on Internal Control Over Financial Reporting” below.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our CEO and our CFO, to allow timely decisions regarding required disclosure.

In light of the material weaknesses described below, we performed additional analyses, reconciliations, and other post-closing procedures to determine that our consolidated financial statements are prepared in accordance with generally accepted accounting principles. Accordingly, management concluded that the consolidated financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of November 30, 2021 based on the framework in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). Based on the above evaluation, our management concluded that our internal control over financial reporting was not effective as of November 30, 2021 due to the material weaknesses described below.

Material Weaknesses in Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We have identified the following control deficiencies that constitute material weaknesses in our internal control over financial reporting as of November 30, 2021:

•

We did not design and maintain effective controls over certain information technology (IT) general controls for IT systems that are relevant to the preparation of the financial statements. Specifically, we did not design and maintain: (a) user access controls to ensure appropriate segregation of duties and that adequately restrict user and privileged access to financial applications, programs, and data to appropriate personnel, and (b) program change management controls to ensure that IT program and data changes affecting financial IT applications and underlying accounting records are identified, tested, authorized and implemented appropriately. These IT deficiencies did not result in any misstatements to the financial statements; however, the deficiencies, when aggregated, could impact our ability to maintain effective segregation of duties, as well as the effectiveness of IT-dependent controls (such as automated controls that address the risk of material misstatement to one or more assertions, along with the IT controls and underlying data that support the effectiveness of system-generated data and reports) that could result in misstatements potentially impacting all financial statement accounts and disclosures that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected. Accordingly, management has determined that these deficiencies in the aggregate constitute a material weakness.
•

We did not design and maintain effective segregation of duty controls over the review and approval of account reconciliations and manual journal entries. This material weakness did not result in any misstatements to the financial statements; however, the deficiency could result in a misstatement of substantially all of our account balances or disclosures that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected.

Because of these material weaknesses, our management has concluded that our internal control over financial reporting was not effective as of November 30, 2021, based on the criteria in “Internal Control — Integrated Framework” (2013) issued by the COSO.

The effectiveness of our internal control over financial reporting as of November 30, 2021 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included in Part II, Item 8 of this Annual Report on Form 10-K.

Remediation Plan

To address our material weaknesses, we have implemented and continue to implement new IT controls. We intend to continue to take steps to remediate the material weaknesses through formalizing documentation of IT policies and procedures and ensuring the ongoing operating effectiveness of the newly implemented IT controls to support effective IT dependent controls and our ability to maintain segregation of duties for our accounting staff in relation to account reconciliations and manual journal entries.

While we believe that these efforts will improve our internal control over financial reporting, the design and implementation of our remediation is ongoing and will require validation and testing of the design and operating effectiveness of our internal controls over a sustained period of financial reporting cycles. The actions that we are taking are subject to ongoing senior management review, as well as audit committee oversight. We will not be able to conclude whether the steps we are taking will fully remediate the material weaknesses in our internal control over financial reporting until we have completed our remediation efforts and subsequent evaluation of their effectiveness.

Changes in Internal Control Over Financial Reporting

As described under the Remediation Plan above, we continued formalizing documentation of our IT policies and procedures and implementing new controls during the quarter ended November 30, 2021. Such remediation actions were changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended November 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspection

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item will be set forth in our definitive proxy statement for our 2022 Annual Meeting of Stockholders (Proxy Statement) to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and is incorporated herein by reference.

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

The following is a list of exhibits filed with this Annual Report on Form 10-K incorporated herein by reference (numbered in accordance with Item 601 of Regulation S-K):

EXHIBIT INDEX

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

3.1	Restated Certificate of Incorporation	10-Q	001-39398	3.1	October 14, 2020

3.2	Restated Bylaws	10-Q	001-39398	3.2	October 14, 2020

4.1	Form of Common Stock Certificate	S-1	333-239651	4.1	July 2, 2020

4.2	Amended and Restated Investor Rights Agreement, dated March 9, 2020, by and among the Registrant and certain of its stockholders	S-1	333-239651	4.2	July 2, 2020

4.3	Description of Registrant’s Securities	10-K	001-39398	4.3	February 16, 2021

10.1	Form of Indemnity Agreement	S-1	333-239651	10.1	July 2, 2020

10.2*	2012 Equity Incentive Plan, as amended, and forms of award agreements	S-1	333-239651	10.2	July 2, 2020

10.3*	2020 Equity Incentive Plan and forms of award agreements	S-1/A	333-239651	10.3	July 20, 2020

10.4*	2020 Employee Stock Purchase Plan and forms of award agreements	S-1/A	333-239651	10.4	July 20, 2020

10.5*	Employment Agreement, dated July 15, 2020, by and between the Registrant and Arthur T. Sands	S-1/A	333-239651	10.5	July 20, 2020

10.6*	Letter Agreement, dated June 15, 2020, by and between the Registrant and Arthur T. Sands	S-1	333-239651	10.11	July 2, 2020

10.7*	Employment Agreement, dated July 15, 2020, by and between the Registrant and Gwenn Hansen	S-1/A	333-239651	10.7	July 20, 2020

10.8*	Employment Agreement, dated July 15, 2020, by and between the Registrant and Christine Ring	10-K	001-39398	10.7	February 16, 2021

10.9*	Employment Agreement, dated July 15, 2020, by and between the Registrant and Hans van Houte					X

10.10*	Employment Agreement, dated June 10, 2021, by and between the Registrant and Stefani Wolff	10-Q	001-39398	10.1	October 14, 2021

10.11*	Executive Severance and Change in Control Plan, as amended and restated on January 19, 2022, and form of Participation Agreement thereunder					X

10.12	Lease Agreement, dated as of March 24, 2014, between ARE-San Francisco No. 26, LLC and the Registrant	S-1	333-239651	10.8	July 2, 2020

10.13	Lease Agreement, dated as of June 21, 2021, between ARE-San Francisco No. 19 LLC and the Registrant	10-Q	001-39398	10.2	October 14, 2021

10.14†	Collaboration, Option and License Agreement, dated June 10, 2019, by and between the Registrant and Gilead Sciences, Inc., as amended	S-1	333-239651	10.9	July 2, 2020

10.15†	Collaboration and License Agreement, dated December 19, 2019, by and between the Registrant and Genzyme Corporation	S-1	333-239651	10.10	July 2, 2020

10.16†	First Amendment to Collaboration and License Agreement, dated January 6, 2021, by and between the Registrant and Genzyme Corporation	10-K	001-39398	10.11	February 16, 2021

10.17	Equity Distribution Agreement, dated August 4, 2021, by and between the Registrant and Piper Sandler & Co.	S-3	333-258448	1.2	August 4, 2021

21.1	Subsidiaries of the Registrant					X

23.1	Consent of Independent Registered Public Accounting Firm					X

24.1	Power of Attorney (reference is made to the signature page hereto)					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

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

NURIX THERAPEUTICS, INC.

Date: January 28, 2022	By:	/s/ Arthur T. Sands
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

Name	Title	Date

/s/ Arthur T. Sands	President, Chief Executive Officer and Director	January 28, 2022
Arthur T. Sands, M.D., Ph.D.	(Principal Executive Officer)

/s/ Hans van Houte	Chief Financial Officer	January 28, 2022
Hans van Houte	(Principal Financial and Accounting Officer)

/s/ David L. Lacey	Chairman and Director	January 28, 2022
David L. Lacey, M.D.

/s/ Julia P. Gregory	Director	January 28, 2022
Julia P. Gregory

/s/ Lori A. Kunkel	Director	January 28, 2022
Lori A. Kunkel, M.D.

/s/ Judith A. Reinsdorf	Director	January 28, 2022
Judith A. Reinsdorf, J.D.

/s/ Clay B. Siegall	Director	January 28, 2022
Clay B. Siegall, Ph.D.

/s/ Paul M. Silva	Director	January 28, 2022
Paul M. Silva

/s/ Jeffrey K. Tong	Director	January 28, 2022
Jeffrey K. Tong, Ph.D.