Form 10-Q
period 2022-02-28
Nurix Therapeutics, Inc.
filed 2022-04-08
CIK 1549595

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2022

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

As of March 31, 2022, the Registrant had 44,950,194 shares of common stock, $0.001 par value per share, outstanding.

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
•

the timing and conduct of our clinical trial programs for our lead drug candidates NX-2127, NX-1607, NX-5948, DeTIL‑0255 and other drug candidates, including statements regarding the timing of initiation of the clinical trials;

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
•

the impact of the ongoing coronavirus (COVID-19) pandemic, including the resurgence of cases relating to the spread of new variants, on our business, clinical trials, financial condition, liquidity and results of operations;

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

NURIX THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	February 28, 2022	November 30, 2021
Assets
Current assets:
Cash and cash equivalents	$78,780	$80,506
Short-term investments	183,198	215,214
Accounts receivable	6,000	6,000
Contract assets	2,000	—
Income tax receivable	204	204
Prepaid expenses and other current assets	10,302	9,194
Total current assets	280,484	311,118
Long-term investments	123,685	137,189
Operating lease right-of-use assets	15,872	14,005
Property and equipment, net	13,522	11,340
Restricted cash	901	286
Other assets	3,256	2,833
Total assets	$437,720	$476,771
Liabilities and stockholdersʼ equity
Current liabilities:
Accounts payable	$6,014	$6,650
Accrued expenses and other current liabilities	11,419	14,549
Operating lease liabilities, current	5,430	3,847
Deferred revenue, current	43,186	41,212
Total current liabilities	66,049	66,258
Operating lease liabilities, net of current portion	10,326	9,189
Deferred revenue, net of current portion	55,428	59,022
Total liabilities	131,803	134,469
Commitments and contingencies (Note 6)
Stockholdersʼ equity:
Preferred stock, $0.001 par value— 10,000,000 shares authorized as of February 28, 2022 and November 30, 2021; no shares issued and outstanding as of February 28, 2022 and November 30, 2021	—	—
Common stock, $0.001 par value— 500,000,000 shares authorized as of February 28, 2022 and November 30, 2021; 44,853,448 and 44,664,371 shares issued and outstanding as of February 28, 2022 and November 30, 2021, respectively	45	45
Additional paid-in capital	571,363	563,757
Accumulated other comprehensive income (loss)	(2,066)	(608)
Accumulated deficit	(263,425)	(220,892)
Total stockholdersʼ equity	305,917	342,302
Total liabilities and stockholdersʼ equity	$437,720	$476,771

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NURIX THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended
	February 28,
	2022	2021
Collaboration revenue	$9,621	$5,011
Operating expenses:
Research and development	43,137	23,003
General and administrative	9,228	6,530
Total operating expenses	52,365	29,533
Loss from operations	(42,744)	(24,522)
Interest and other income, net	211	318
Loss before income taxes	(42,533)	(24,204)
Provision for income taxes	—	71
Net loss	$(42,533)	$(24,275)
Net loss per share, basic and diluted	$(0.95)	$(0.63)
Weighted-average number of shares outstanding, basic and diluted	44,693,812	38,777,258

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NURIX THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three Months Ended
	February 28,
	2022	2021
Net loss	$(42,533)	$(24,275)
Other comprehensive loss, net of tax:
Unrealized loss on available-for-sale investments	(1,458)	(38)
Total comprehensive loss	$(43,991)	$(24,313)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NURIX THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

(unaudited)

	Common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Shares	Amount	capital	income (loss)	deficit	equity
Balance as of November 30, 2020	38,864,872	$39	$393,841	$87	$(103,698)	$290,269
Exercise of stock options	190,825	—	394	—	—	394
Repurchase of unvested early exercised stock options	(971)	—	—	—	—	—
Vesting of early-exercised stock options	—	—	40	—	—	40
Issuance under employee stock purchase plan	64,589	—	1,043	—	—	1,043
Stock-based compensation	—	—	2,700	—	—	2,700
Unrealized loss on available-for-sale investments	—	—	—	(38)	—	(38)
Net loss	—	—	—	—	(24,275)	(24,275)
Balance as of February 28, 2021	39,119,315	$39	$398,018	$49	$(127,973)	$270,133

	Common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Shares	Amount	capital	income (loss)	deficit	equity
Balance as of November 30, 2021	44,664,371	$45	$563,757	$(608)	$(220,892)	$342,302
Exercise of stock options	117,870	—	424	—	—	424
Vesting of early-exercised stock options	—	—	47	—	—	47
Issuance under employee stock purchase plan	71,207	—	1,064	—	—	1,064
Stock-based compensation	—	—	6,071	—	—	6,071
Unrealized loss on available-for-sale investments	—	—	—	(1,458)	—	(1,458)
Net loss	—	—	—	—	(42,533)	(42,533)
Balance as of February 28, 2022	44,853,448	$45	$571,363	$(2,066)	$(263,425)	$305,917

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NURIX THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended February 28,
	2022	2021
Cash flows from operating activities
Net loss	$(42,533)	$(24,275)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	991	643
Stock-based compensation	6,071	2,700
Net amortization (accretion) of premium (discount) on investments	542	222
Amortization of operating lease right-of-use assets	1,262	742
Changes in operating assets and liabilities:
Contract assets	(2,000)	7,500
Income tax receivable	—	(135)
Prepaid expenses and other assets	(1,514)	1,335
Accounts payable	(103)	899
Deferred revenue	(1,620)	16,990
Operating lease liabilities	(408)	(737)
Accrued expenses and other liabilities	(3,318)	2,169
Net cash (used in) provided by operating activities	(42,630)	8,053
Cash flows from investing activities
Purchases of investments	(15,245)	(47,742)
Maturities of investments	58,748	46,198
Purchases of property and equipment	(3,472)	(843)
Net cash (used in) provided by investing activities	40,031	(2,387)
Cash flows from financing activities
Proceeds from exercise of stock options	424	317
Proceeds from issuance under employee stock purchase plan	1,064	1,043
Repurchase of unvested early exercised stock options	—	(1)
Net cash provided by financing activities	1,488	1,359
Net (decrease) increase in cash, cash equivalents and restricted cash	(1,111)	7,025
Cash, cash equivalents and restricted cash at beginning of period	80,792	119,526
Cash, cash equivalents and restricted cash at end of period	$79,681	$126,551

Supplemental disclosures of non-cash investing and financing activities:
Additions to property and equipment included in accounts payable and accrued expenses and other liabilities	$2,207	$668
Vesting of early exercised stock options	$47	$40
Deferred offering costs included in accounts payable and accrued liabilities	$—	$343

	As of February 28,
	2022	2021
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$78,780	$126,381
Restricted cash	901	170
Total cash, cash equivalents and restricted cash	$79,681	$126,551

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NURIX THERAPEUTICS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization

Description of Business

Nurix Therapeutics, Inc. (the Company) previously known as Nurix, Inc., was incorporated in the state of Delaware on August 27, 2009 and is headquartered in San Francisco, California. The Company is a clinical stage biopharmaceutical company focused on the discovery, development and commercialization of small molecule and cell therapies based on the modulation of cellular protein levels as a novel treatment approach for cancer and other challenging diseases. Leveraging the Company’s expertise in E3 ligases together with its proprietary DNA-encoded libraries, the Company has built DELigase, an integrated discovery platform to identify and advance novel drug candidates targeting E3 ligases, a broad class of enzymes that can modulate proteins within the cell. The Company’s drug discovery approach is to either harness or inhibit the natural function of E3 ligases within the ubiquitin-proteasome system to selectively decrease or increase cellular protein levels to treat disease.

Initial Public Offering

On July 23, 2020, the Company’s registration statement on Form S-1 (File No. 333-239651) relating to its initial public offering (IPO) of common stock became effective. The IPO closed on July 28, 2020 at which time the Company issued 11,000,000 shares of its common stock at a price to the public of $19.00 per share. In addition, the underwriters exercised their option to purchase an additional 1,550,000 shares of the Company’s common stock on July 31, 2020, and this transaction closed on August 4, 2020. Immediately prior to the closing of the IPO, all outstanding shares of the Company’s redeemable convertible preferred stock automatically converted into 22,245,251 shares of common stock. Net proceeds from the IPO were $218.1 million, after deducting underwriting discounts and commissions of $16.7 million and expenses of $3.6 million.

Subsequent to the closing of the IPO, there were no shares of preferred stock outstanding. In connection with the closing of the IPO, the Company restated its Restated Certificate of Incorporation to change the authorized capital stock to 500,000,000 shares designated as common stock, and 10,000,000 shares designated as preferred stock, all with a par value of $0.001 per share.

Follow-on Offering

In March 2021, the Company completed a follow-on offering and issued 5,175,000 shares of common stock (including the exercise by the underwriters of their option to purchase an additional 675,000 shares of common stock) at a price to the public of $31.00 per share for net proceeds of $150.2 million, after deducting underwriting discounts and commissions of $9.6 million and expenses of $0.6 million.

Equity Distribution Agreement

In August 2021, the Company filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission (SEC). This shelf registration statement, which includes a base prospectus, allows the Company at any time to offer and sell registered common stock, preferred stock, debt securities, warrants, subscriptions rights and or units or any combination of securities described in the prospectus in one or more offerings. In addition, in August 2021, the Company entered into an Equity Distribution Agreement with Piper Sandler & Co. (Piper Sandler) pursuant to which, from time to time, the Company may offer and sell through Piper Sandler up to $150.0 million of the common stock registered under the shelf registration statement pursuant to one or more “at the market” offerings.

The Company is not required to sell any shares at any time during the term of the Equity Distribution Agreement. The Company agreed to pay Piper Sandler a commission of 3% of the gross sales price of any shares sold pursuant to the Equity Distribution Agreement. As of February 28, 2022, the Company has not sold any shares of common stock pursuant to the Equity Distribution Agreement and $150.0 million in shares remained available under the Equity Distribution Agreement.

Liquidity and Management Plans

The Company’s operations have historically been financed through the issuance of common and redeemable convertible preferred stock and proceeds received under the Company’s collaboration and license agreements. Since inception, the Company has generally incurred significant losses and negative net cash flows from operations. During the three months ended February 28, 2022, the Company incurred a net loss of $42.5 million and had negative net cash flows from operating activities of $42.6 million. The Company had an accumulated deficit of $263.4 million as of February 28, 2022 and will require substantial additional capital for research and development activities. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales of its drug candidates currently in development. As of February 28, 2022, the Company had cash, cash equivalents and investments of $385.7 million.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The Company’s condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) and applicable rules and regulations of the SEC regarding interim financial reporting. The Company’s condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for the fair statement of the Company’s financial position as of and for the three months ended February 28, 2022. The condensed consolidated balance sheet as of November 30, 2021 was derived from the audited annual financial statements as of that date. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted from these interim financial statements. These interim financial statements and related disclosures have been prepared with the presumption that users of the interim financial statements have read or have access to the audited annual financial statements for the preceding fiscal year. Accordingly, these financial statements should be read in conjunction with the audited annual financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended November 30, 2021, as filed with the SEC. These interim results are not necessarily indicative of results to be expected for the full fiscal year or any future interim period.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, including DeCART Therapeutics Inc. All intercompany balances and transactions have been eliminated in consolidation.

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

Other Risks and Uncertainties

The Company is subject to a number of risks similar to other clinical stage biopharmaceutical companies, including, but not limited to, changes in any of the following areas that the Company believes could have a material adverse effect on its future financial position or results of operations: risks related to the successful discovery and development of its drug candidates, ability to raise additional capital, development of new technological innovations by its competitors and delay or inability to obtain drug substance and finished drug product from the Company’s third-party contract manufacturers necessary for the Company’s drug candidates, including due to the impact of the current coronavirus (COVID-19) pandemic, protection of intellectual property rights, litigation or claims against the Company based on intellectual property rights and regulatory clearance and market acceptance for any of the Company’s products candidates for which the Company receives marketing approval.

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

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The extent to which the COVID-19 pandemic may directly or indirectly impact the Company’s financial statements is highly uncertain and subject to change. Management considered the potential impact of the COVID-19 pandemic on its estimates and assumptions and there was not a material impact to the Company’s condensed consolidated financial statements as of and for the three months ended February 28, 2022; however, actual results could differ from those estimates and there may be changes to management’s estimates in future periods.

The Company relies on single source manufacturers and suppliers for the supply of its drug candidates. Disruption from these manufacturers or suppliers would have a negative impact on the Company’s business, financial position and results of operations.

Leases

The Company determines if an arrangement contains a lease at inception. Lease right-of-use (ROU) assets, current lease liabilities and long-term lease liabilities are recognized at the lease commencement date based on the present value of the future minimum lease payments over the lease term at the commencement date. ROU assets also include any initial direct costs incurred and any lease payments made on or before the lease commencement date, less lease incentives received. The Company uses its incremental borrowing rate based on the information available at the commencement date in determining the lease liabilities as the Company’s leases generally do not provide an implicit rate. The incremental borrowing rate, the ROU asset and the lease liability are reevaluated upon a lease modification. The Company determines its incremental borrowing rate based on the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term, in an amount equal to the lease payments in a similar economic environment. Lease terms may include options to extend or terminate the lease when the Company is reasonably certain that the option will be exercised. Lease expense for operating leases is recognized on a straight-line basis over the lease term. The Company does not have any finance leases.

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

Recently Adopted Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) No. 2019‑12, Income Taxes (Topic 740)—Simplifying the Accounting for Income Taxes (ASU 2019-12), which is intended to simplify accounting for income taxes and eliminate certain exceptions from Topic 740 related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. ASU 2019-12 also requires the amount of tax that is based on income to be accounted for under Topic 740 as an income-based tax, with any incremental amount accounted for as a non-income-based tax recognized entirely in the period incurred. The Company adopted ASU 2019-12 as of December 1, 2021 using the modified retrospective method, and recognized an immaterial non-income-based tax within operating expenses in the current period. The adoption had no other impact on the Company’s condensed consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (ASU 2016-02), which requires the lessee to recognize a ROU asset and a lease liability for operating leases, initially measured at the present value of lease payments, in its consolidated balance sheet. On November 30, 2021, the Company adopted ASU 2016-02 using the alternative modified transition method effective as of December 1, 2020. As a result, the Company has retrospectively changed its previously issued condensed consolidated financial statements as of February 28, 2021 and for the three months ended February 28, 2021 as presented in its February 28, 2021 Quarterly Report on Form 10-Q to reflect the adoption of Topic 842 on December 1, 2020. The condensed consolidated financial statements for the three months ended February 28, 2021 presented herein differ from the Company’s condensed consolidated financial statements included in its February 28, 2021 Quarterly Report on Form 10-Q, as those financial statements were prepared using the former accounting standard referred to as ASC Topic 840, Leases.

The following table summarizes the effect of the adoption of Topic 842 on the condensed consolidated balance sheet as of December 1, 2020 (in thousands):

	As Previously Reported	Impact of Topic 842 Adoption	As Adjusted
Assets
Operating lease right-of-use assets	—	13,343	13,343
Liabilities
Operating lease liabilities, current	—	3,342	3,342
Operating lease liabilities, net of current portion	—	10,903	10,903
Accrued and other current liabilities	8,328	(52)	8,276
Other long-term liabilities	850	(850)	—

The following table summarizes the effect of the adoption of Topic 842 on the condensed consolidated statement of cash flows for the three months ended February 28, 2021 (in thousands):

	As Previously Reported	Impact of Topic 842 Adoption	As Adjusted
Cash flows from operating activities
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of operating lease right-of-use assets	—	742	742
Changes in operating assets and liabilities:
Operating lease liabilities	—	(737)	(737)
Accrued expenses and other liabilities	2,174	(5)	2,169

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

Upon signing the Gilead Agreement, Gilead paid the Company an upfront payment of $45.0 million plus $3.0 million in additional fees. In addition, from the signing of the Gilead Agreement to February 28, 2022, the Company has received payments of $24.5 million for research milestones and additional payments. Additionally, the Company recognized a research milestone in February 2022 and received a payment of $6.0 million in the second fiscal quarter of 2022. The Company is eligible to receive up to approximately $2.3 billion in total additional payments, including up to $671.5 million upon the achievement of specified development milestones, up to $1.5 billion upon the achievement of specified sales milestones, subject to reduction for any product for which the Company exercises its option to co-develop and co-promote, and up to $139.8 million in certain additional fees related to target licensing, reservation and selection and research term extensions. In addition, the Company is eligible to receive tiered royalties from mid-single digit to low tens percentages on annual net sales from any commercial products directed to the optioned collaboration targets, subject to certain reductions and excluding sales in the United States of any products for which the Company exercises its option to co-develop and co-promote, for which the Company and Gilead share profits and losses evenly.

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

In order to determine the transaction price, the Company evaluated all the payments to be received during the duration of the contract. Certain milestones and additional fees were considered variable consideration, which were not included in the transaction price based on the most likely amount method as of February 28, 2022. The Company will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur. The Company determined that the transaction price at the inception of the Gilead Agreement consists of the upfront payment of $45.0 million and $3.0 million in additional fees. Upon the achievement of research milestones and additional fees related to target reservations, $30.5 million in variable consideration was added to the transaction price, and a cumulative effect was recorded as revenue in the period the transaction price increased. The transaction price is recognized as collaboration revenue using the cost-based input method over the estimated contract term of five years. The contract term was determined to be the five-year initial research term which represents the estimated timing of completion of the identified deliverables. Additionally, the Company considered the impact of Gilead terminating the agreement prior to the completion of the research services during the initial five-year research term and determined that there were significant economic costs to Gilead for doing so, and as such, did not adjust the contract term.

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

For the three months ended February 28, 2022, the Company recognized collaboration revenue related to the Gilead Agreement of $6.2 million, of which $3.3 million was included in deferred revenue as of November 30, 2021, and $2.5 million was related to activities satisfied in previous periods. For the three months ended February 28, 2021, the Company recognized collaboration revenue related to the Gilead Agreement of $2.7 million, all of which was included in deferred revenue as of November 30, 2020, and $0.5 million was related to activities satisfied in previous periods. Deferred revenue related to the Gilead Agreement was $40.9 million, of which $19.8 million was current, as of February 28, 2022, and $41.1 million, of which $19.9 million was current, as of November 30, 2021. Additionally, as of both February 28, 2022 and November 30, 2021, $6.0 million was recorded in accounts receivable representing the billed amount related to the research milestones recognized in February 2022 and November 2021.

Sanofi

In December 2019, the Company entered into a strategic collaboration with Genzyme Corporation, a subsidiary of Sanofi, which became effective in January 2020 (as subsequently expanded and amended, the Sanofi Agreement), to discover, develop and commercialize a pipeline of targeted protein degradation drugs for patients with challenging diseases in multiple therapeutic areas using the Company’s DELigase platform to identify small molecules designed to induce degradation of three specified initial drug targets. In January 2021, as part of the existing collaboration agreement, Sanofi paid the Company $22.0 million to exercise its option to expand the number of targets in the collaboration agreement from three to a total of five targets. In January 2021, the Company and Sanofi entered into a first amendment to the collaboration agreement to modify the research term on all targets (the First Sanofi Amendment). Over time and subject to certain limitations, Sanofi may elect to replace the drug targets with other reserved targets. In December 2021, the Company and Sanofi entered into a second amendment to the collaboration agreement to extend the substitution deadline on certain targets.

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

Upon signing the Sanofi Agreement, Sanofi paid the Company an upfront payment of $55.0 million. Subsequently, in January 2021, Sanofi paid the Company an additional $22.0 million to exercise its option to expand the number of targets beyond the initial targets included in the collaboration. The Company is eligible to receive additional payments if Sanofi exercises an option to extend the license term with respect to a particular target. From the signing of the Sanofi Agreement to February 28, 2022, the Company has received a payment of $1.0 million for a research milestone. Additionally, the Company recognized another research milestone in February 2022 and anticipates a payment of $2.0 million in the second fiscal quarter of 2022. The Company is eligible to receive up to approximately $2.5 billion in total additional payments, including payments of up to $497.0 million upon the achievement of specified development milestones, up to $625.0 million upon the achievement of specified regulatory milestones and up to $1.3 billion upon the achievement of certain sales milestones, as well as up to $131.8 million in certain additional fees related to target licensing and reservation. In addition, the Company is eligible to receive tiered royalties ranging from mid-single digit to low teen percentages on annual net sales of any commercial products that may result from the collaboration, subject to certain reductions and excluding sales in the United States of any products for which the Company exercises its option to co-develop and co-promote, for which the parties share profits and losses evenly.

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

In order to determine the transaction price, the Company evaluated all the payments to be received during the duration of the contract. Milestone and additional fees were considered variable consideration, which were not included in the transaction price based on the most likely amount method as of February 28, 2022. The Company will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur. At the inception of the Sanofi Agreement, the Company determined that the transaction price consists of the upfront payment of $55.0 million. To account for the material right related to the two additional targets, instead of determining the standalone selling price for the option directly, the Company applied the practical alternative to allocating the transaction price by determining the consideration that it expects to receive in exchange for the research activities that it expects to provide on the two additional targets for a total of five targets. The practical alternative can be applied as the research activities for the two additional targets are similar to the research activities for the initial three targets. Consequently, for the purpose of applying the practical alternative to estimating the standalone selling price of the material right, an expected consideration of $77.0 million was used for revenue recognition allocation, which represents the $55.0 million paid upfront for the three initial drug targets, and the $22.0 million for the additional consideration related to two additional targets, which was included as part of applying the practical alternative, which was subsequently exercised by Sanofi. Subsequently, upon the achievement of research milestones, $3.0 million in variable consideration was added to the transaction price, and a cumulative effect was recorded as revenue in the period the transaction price increased. Revenue is recognized over the research term of 4.25 years, the revised research period that was agreed to in January 2021 in the First Sanofi Amendment, using the cost-based input method.

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

For the three months ended February 28, 2022, the Company recognized collaboration revenue related to the Sanofi Agreement of $3.4 million, of which $2.9 million was included in deferred revenue as of November 30, 2021 and $0.4 million was related to activities satisfied in previous periods. For the three months ended February 28, 2021, the Company recognized collaboration revenue related to the Sanofi Agreement of $2.3 million, all of which was included in deferred revenue as of November 30, 2020. Deferred revenue related to the Sanofi Agreement was $57.7 million, of which $23.4 million was current, as of February 28, 2022, and $59.2 million, of which $21.3 million was current, as of November 30, 2021. Additionally, as of February 28, 2022, $2.0 million was recorded as contract assets representing the unbilled amount related to the research milestone recognized in February 2022.

4. Condensed Consolidated Balance Sheet Components

Property and Equipment, Net

Property and equipment, net, consisted of the following (in thousands):

	February 28,	November 30,
	2022	2021
Laboratory equipment	$20,667	$18,321
Leasehold improvements	3,299	3,083
Computer equipment	544	538
Furniture and fixtures	437	437
Software	4,005	3,349
Software in progress	277	491
Total property and equipment, gross	29,229	26,219
Less: Accumulated depreciation and amortization	(15,707)	(14,879)
Total property and equipment, net	$13,522	$11,340

Depreciation and amortization expense was $1.0 million and $0.6 million for the three months ended February 28, 2022 and 2021, respectively. All long-lived assets are maintained in the United States.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	February 28,	November 30,
	2022	2021
Accrued compensation	$4,004	$8,854
Accrued contract research and lab supplies	5,581	4,158
Accrued professional services	1,230	803
Accrued taxes	53	75
Other	551	659
Total accrued expenses and other current liabilities	$11,419	$14,549

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

The following tables present the Company’s investments, which consist of cash equivalents and investments classified as available-for-sale investments, that are measured at fair value on a recurring basis as of February 28, 2022 and November 30, 2021 (in thousands):

February 28, 2022	Level	Amortized cost	Unrealized gain	Unrealized loss	Estimated fair value
Money market funds	Level 1	$75,597	$—	$—	$75,597
U.S. treasury securities	Level 1	22,046	1	(32)	22,015
Corporate debt securities	Level 2	40,468	—	(175)	40,293
U.S. government agency securities	Level 2	16,497	—	(83)	16,414
Corporate commercial paper	Level 2	94,450	—	—	94,450
Municipal securities	Level 2	10,054	—	(28)	10,026
Long-term investments:
U.S. treasury securities	Level 1	39,943	—	(472)	39,471
Corporate debt securities	Level 2	62,068	—	(877)	61,191
U.S. government agency securities	Level 2	16,238	—	(326)	15,912
Municipal securities	Level 2	7,185	—	(74)	7,111
Total		$384,546	$1	$(2,067)	$382,480
Included in Cash and cash equivalents		$75,597	$—	$—	$75,597
Included in Short-term investments		$183,515	$1	$(318)	$183,198
Included in Long-term investments		$125,434	$—	$(1,749)	$123,685

November 30, 2021	Level	Amortized cost	Unrealized gain	Unrealized loss	Estimated fair value
Money market funds	Level 1	$73,438	$—	$—	$73,438
U.S. treasury securities	Level 1	20,608	—	(9)	20,599
Corporate debt securities	Level 2	46,599	1	(54)	46,546
U.S. government agency securities	Level 2	16,496	1	(14)	16,483
Corporate commercial paper	Level 2	121,495	—	—	121,495
Municipal securities	Level 2	10,082	9	—	10,091
Long-term investments:
U.S. treasury securities	Level 1	39,932	—	(85)	39,847
Corporate debt securities	Level 2	74,334	—	(365)	73,969
U.S. government agency securities	Level 2	16,236	—	(67)	16,169
Municipal securities	Level 2	7,229	—	(25)	7,204
Total		$426,449	$11	$(619)	$425,841
Included in Cash and cash equivalents		$73,438	$—	$—	$73,438
Included in Short-term investments		$215,280	$11	$(77)	$215,214
Included in Long-term investments		$137,731	$—	$(542)	$137,189

The accrued interest receivable related to the Company’s investments was $0.9 million as of each of February 28, 2022 and November 30, 2021, and was included in prepaid expenses and other current assets on the condensed consolidated balance sheet.

The Company classifies its money market funds and U.S. treasury securities, which are valued based on quoted market prices in active markets with no valuation adjustment, as Level 1 assets within the fair value hierarchy.

The Company classifies its investments in corporate debt securities, U.S. government agency securities, corporate commercial paper, and municipal securities as Level 2 assets within the fair value hierarchy. The fair values of these investments are estimated by taking into consideration valuations obtained from third-party pricing services. The pricing services utilize industry standard valuation models, including both income- and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of and broker/dealer quotes on the same or similar securities, issuer credit spreads, benchmark securities, prepayment/default projections based on historical data and other observable inputs. There were no transfers of financial instruments between valuation levels during the three months ended February 28, 2022 and 2021.

As of February 28, 2022 and November 30, 2021, the unrealized losses for available-for-sale investments were non-credit related, and the Company does not intend to sell the investments that were in an unrealized loss position, nor will it be required to sell those investments before recovery of their amortized cost basis, which may be maturity. As of February 28, 2022 and November 30, 2021, no allowance for credit losses for the Company’s investments was recorded. During the three months ended February 28, 2022 and 2021, the Company did not recognize any impairment losses related to investments.

6. Commitments and Contingencies

Legal Proceedings

From time to time, the Company may be involved in legal proceedings in the ordinary course of business. The Company accrues a liability for such matters when it is probable that future expenditures will be made and that such expenditures can be reasonably estimated. Significant judgment is required to determine both probability and the estimated amount. Legal fees and other costs associated with such actions are expensed as incurred. As of February 28, 2022, the Company was not a party to any material legal proceedings.

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

Operating lease expenses were $1.4 million and $0.8 million for the three months ended February 28, 2022 and 2021, respectively. Short-term lease expense was not material for all periods presented.

Other information related to leases were as follows (in thousands):

	Three Months Ended February 28,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Cash flows from operating leases	$1,317	$846
Supplemental disclosures of non-cash investing and financing activities:
Right-of-use assets recognized in exchange for lease obligations	$3,916	$—

The undiscounted future non-cancellable lease payments under the Company’s lease agreements as of February 28, 2022 were as follows (in thousands):

Year ending November 30,	Operating Leases
2022 (remaining 9 months)	$4,110
2023	5,592
2024	5,060
2025	1,738
Total undiscounted lease payments	16,500
Less: imputed interest	(744)
Total lease liabilities	$15,756
Operating lease current liabilities	$5,430
Operating lease long-term liabilities	10,326
Total lease liabilities	$15,756

7. Common Stock

The Company’s Restated Certificate of Incorporation authorizes the Company to issue up to 500,000,000 shares of common stock, $0.001 par value per share, as of February 28, 2022 and November 30, 2021. Holders of common stock are entitled to dividends when and if declared by the Company’s board of directors, subject to the prior rights of the holders of shares of preferred stock. The holder of each share of common stock is entitled to one vote. As of February 28, 2022, no dividends have been declared.

Common stock reserved for future issuance, on an as-if converted basis, as of February 28, 2022 and November 30, 2021, consists of the following:

	February 28,	November 30,
	2022	2021
Issuance of options under stock option plan	6,523,560	5,878,552
Shares available for future stock option grants	2,956,884	2,562,570
Shares available for issuance under employee stock purchase plan	1,390,620	1,015,184
Restricted stock units issued and outstanding	649,382	20,000
Total common stock reserved for future issuance	11,520,446	9,476,306

8. Stock-Based Compensation

Equity Incentive Plans

The Company’s 2020 Equity Incentive Plan (the 2020 Plan) serves as the successor to the Company’s 2012 Equity Incentive Plan (together with the 2020 Plan, the Stock Plans) and provides for the granting of stock options, stock appreciation rights (SARs), restricted stock awards (RSAs), restricted stock units (RSUs), performance awards and stock bonus awards to employees, directors, consultants, independent contractors and advisors of the Company.

Option activity under the Stock Plans is set forth below:

	Number of options outstanding	Weighted- average exercise price	Weighted- average contractual life (in years)	Aggregate intrinsic value(1) (in thousands)
Balances as of November 30, 2021	5,878,552	$19.42	8.67	$65,692
Options granted	920,557	19.89
Options exercised	(117,870)	3.60
Options forfeited	(157,679)	18.98
Balances as of February 28, 2022	6,523,560	$19.78	8.66	$24,246
Options vested and expected to vest as of February 28, 2022(2)	6,465,082	$19.86	8.66	$23,997
Options exercisable as of February 28, 2022	2,823,207	$11.60	7.90	$22,599
(1)

The aggregate intrinsic values were calculated as the pre-tax difference between the exercise price of stock options and the quoted market price of the Company’s common stock on February 28, 2022 for all in-the-money stock options.

(2)

Certain stock options granted by the Company prior to the date of IPO are exercisable at the date of grant, with unvested shares subject to repurchase by the Company in the event of voluntary or involuntary termination of employment of the stockholder. Such exercises are recorded as a liability in the condensed consolidated balance sheets and reclassified into equity as the options vest. As of February 28, 2022, a total of 41,522 shares of common stock were subject to repurchase by the Company at the lower of (i) the fair market value of such shares on the date of repurchase, or (ii) the original exercise price of such shares. The corresponding exercise value of $0.3 million as of February 28, 2022 is recorded in share-based compensation liability.

RSU activity under the Stock Plans is set forth below:

	Number of RSUs	Weighted-average grant date fair value
Balances as of November 30, 2021	20,000	$27.42
RSUs granted	630,032	21.01
RSUs vested	—	—
RSUs forfeited	(650)	18.89
Balances as of February 28, 2022	649,382	$21.21

Employee Stock Purchase Plan

Under the Company’s 2020 Employee Stock Purchase Plan (the ESPP), eligible employees are entitled to purchase shares of common stock with accumulated payroll deductions. During the three months ended February 28, 2022, the Company issued 71,207 shares pursuant to the ESPP at a weighted-average price of $14.94 per share.

Stock-Based Compensation

Stock-based compensation expense related to the Stock Plans and the ESPP that is included in the Company’s condensed consolidated statements of operations is as follows (in thousands):

	Three Months Ended,
	February 28,
	2022	2021
Research and development	$3,541	$1,223
General and administrative	2,530	1,477
Total stock-based compensation	$6,071	$2,700

As of February 28, 2022, the total compensation cost related to stock-based awards not yet recognized was $75.2 million, which is expected to be amortized on a straight-line basis over the weighted-average remaining vesting period of approximately 3.0 years.

9. Defined Contribution Plan

The Company sponsors a defined-contribution savings plan under Section 401(k) of the Internal Revenue Code of 1986, as amended (the 401(k) Plan), which provides for the Company to make discretionary matching or discretionary annual contributions to the 401(k) Plan, for its employees. Substantially all of the Company’s employees are eligible to participate. Employees may contribute a percentage of their annual compensation to the plan, subject to statutory limitations. The Company has made contributions to the 401(k) Plan and recorded contribution expense of $0.5 million and $0.2 million during the three months ended February 28, 2022 and 2021, respectively.

10. Income Taxes

For the three months ended February 28, 2022, the Company did not record any current income tax expense or provision and for the three months ended February 28, 2021, the Company recorded a current income tax expense of $71,000. Deferred income taxes reflect the net tax effects of loss and credit carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Realization of the deferred tax assets is dependent upon future taxable income, the amount, if any, and timing of which are uncertain. The Company has generated losses since inception and has established a valuation allowance to offset deferred tax assets as of February 28, 2022 and November 30, 2021 due to the uncertainty of realizing future tax benefits from its net operating loss carryforwards and other deferred tax assets.

In January 2019, the California Franchise Tax Board (FTB) commenced an examination of the Company’s California income tax returns for the tax years ending in 2015, 2016, 2017 and 2018. During the year ended November 30, 2021, the FTB issued proposed audit assessments related to revenue sourcing and R&D credits. The Company does not agree with the FTB assessments and intends to challenge the assessments. Pursuant to a measurement analysis, the Company has not recorded an unrecognized tax benefit related to the FTB’s sourcing position. The Company maintains an unrecognized tax benefit related to its California R&D credits for all years.

11. Net Loss Per Share

The following table sets forth the computation of the Company’s basic and diluted net loss per share attributable to common stockholders, which excludes shares which are legally outstanding but subject to repurchase by the Company (in thousands, except share and per share data):

	Three Months Ended
	February 28,
	2022	2021
Numerator:
Net loss	$(42,533)	$(24,275)
Denominator:
Weighted-average number of shares outstanding, basic and diluted	44,693,812	38,777,258
Net loss per share, basic and diluted	$(0.95)	$(0.63)

The following potentially dilutive securities were excluded from the computation of the diluted net loss per share of common stock for the periods presented because their effect would have been anti-dilutive:

	February 28,
	2022	2021
Options to purchase common stock	6,523,560	5,095,996
Options early exercised subject to vesting	41,522	121,134
Shares expected to be purchased under employee stock purchase plan	73,851	34,606
Restricted stock	649,382	—
Total	7,288,315	5,251,736

12. Related Party Transactions

The Company’s Chief Financial Officer is a trustee for the Company’s healthcare plan provider. Expenses related to the healthcare plan premiums were $0.9 million and $0.5 million for the three months ended February 28, 2022 and 2021, respectively. As of February 28, 2022 and November 30, 2021, the amount recorded in accrued liabilities and accounts payable in connection with this healthcare plan provider was not material.

13. Subsequent Events

On March 1, 2022, the Company entered into a lease agreement (the 8800 Technology Forest Pl Lease) with 8800 Technology Forest Pl, LLC, effective as of March 1, 2022, for the lease of approximately 46,434 square feet of office space located at 8800 Technology Forest Place, The Woodlands, Texas, for a research and development laboratory and related uses. The commencement date of the 8800 Technology Forest Pl Lease is expected to be on or about August 1, 2022, and the lease will expire on March 1, 2035, unless terminated earlier. The minimum rent payable by the Company under the 8800 Technology Forest Pl Lease will be approximately $205,084 per month, beginning on March 1, 2023, which amount will increase by 3% per year over the term of the lease; provided that, for the period between March 1, 2023 and February 29, 2024, the minimum rent payable by the Company under the lease will be approximately $153,813 per month. The Company will also be responsible for the payment of additional rent to cover the Company’s share of the annual operating and tax expenses and utilities costs for the building. Refer to Note 6 for more information regarding leases.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with (1) the unaudited condensed consolidated financial statements and the related notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q and (2) the audited consolidated financial statements and related notes and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended November 30, 2021 included in our Annual Report on Form 10‑K filed on January 28, 2022 (2021 Form 10-K). As discussed in the section titled “Special Note Regarding Forward Looking Statements,” the following discussion and analysis contains forward looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those identified below and those discussed in the section titled “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q.

Overview

We are a clinical stage biopharmaceutical company focused on the discovery, development and commercialization of small molecule and cell therapies based on the modulation of cellular protein levels as a novel treatment approach for cancer and other challenging diseases. Leveraging our extensive expertise in E3 ligases together with our proprietary DNA-encoded libraries, we have built DELigase, an integrated discovery platform to identify and advance novel drug candidates targeting E3 ligases, a broad class of enzymes that can modulate proteins within the cell. Our drug discovery approach is to either harness or inhibit the natural function of E3 ligases within the ubiquitin-proteasome system to selectively decrease or increase cellular protein levels. Our wholly owned pipeline comprises four clinical stage drug candidates including targeted protein degraders of Bruton’s tyrosine kinase (BTK), a B-cell signaling protein, and inhibitors of Casitas B-lineage lymphoma proto-oncogene B (CBL-B), an E3 ligase that regulates T-cell activation. Our lead drug candidate from our protein degradation portfolio, NX-2127, is an orally bioavailable BTK degrader for the treatment of relapsed or refractory B-cell malignancies. We are currently enrolling patients in the Phase 1a portion of a Phase 1a/1b dose-escalation and cohort expansion study in patients with relapsed or refractory B-cell malignancies. Our second drug candidate from our protein degradation portfolio, NX-5948, is also an orally bioavailable BTK degrader for the treatment of relapsed or refractory B-cell malignancies and potentially autoimmune diseases. We are actively recruiting in the Phase 1a portion of a Phase 1a/1b dose-escalation and cohort expansion study in patients with relapsed or refractory B-cell malignancies. Our lead drug candidate from our E3 ligase inhibitor portfolio, NX-1607, for which we were awarded an Innovative Passport from the UK Medicines and Healthcare products Regulatory Agency to accelerate time to market and facilitate patient access to novel drugs to treat serious and life-threatening diseases, is an orally bioavailable CBL-B inhibitor for immuno-oncology indications. We are currently enrolling patients in the Phase 1a portion of a Phase 1a/1b dose-escalation and cohort expansion study in patients with solid tumors and lymphomas. We are also advancing the development of a CBL-B inhibitor, NX‑0255, for ex vivo use to enhance adoptive T-cell therapy. We are currently enrolling patients in the Phase 1 clinical trial for our first cell therapy candidate, DeTIL-0255, in patients with gynecologic cancers including ovarian cancer, endometrial cancer, and cervical cancer. Beyond these clinical candidates, we are advancing additional wholly owned, preclinical programs that may expand our therapeutic areas beyond oncology and autoimmune disease to viral diseases, including COVID-19. Our therapeutic areas may be further expanded through our established strategic collaborations with Sanofi S.A. (Sanofi), and Gilead Sciences, Inc. (Gilead).

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

Since inception, we have generally incurred significant losses and negative cash flows from operations. During the three months ended February 28, 2022 and 2021, we incurred net losses of $42.5 million and $24.3 million, respectively. As of February 28, 2022, we had an accumulated deficit of $263.4 million. These losses have resulted primarily from costs incurred in connection with research and development activities and general and administrative costs associated with our operations.

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

As of February 28, 2022, we had $385.7 million in cash, cash equivalents and investments. In July 2020, we closed our initial public offering (IPO) and issued 12,550,000 shares of our common stock (including the exercise by the underwriters of their option to purchase an additional 1,550,000 shares of common stock in August 2020) at a price to the public of $19.00 per share for net proceeds of $218.1 million, after deducting underwriting discounts and commissions of $16.7 million and expenses of $3.6 million. In March 2021, we completed a follow-on offering and issued 5,175,000 shares of our common stock (including the exercise by the underwriters of their option to purchase an additional 675,000 shares of common stock) at a price to the public of $31.00 per share for net proceeds of $150.2 million, after deducting underwriting discounts and commissions of $9.6 million and expenses of $0.6 million. We expect that our existing cash, cash equivalents and investments are sufficient to fund our operations for at least the next 12 months. See the section titled “—Liquidity and Capital Resources” for more information. To finance our operations beyond that point, we will need to raise substantial additional capital to complete the development and commercialization of our drug candidates. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing and distribution arrangements. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans.

We are subject to risks and uncertainties as a result of the current COVID-19 pandemic. The COVID-19 pandemic, including the resurgence of cases relating to the spread of new variants, is impacting worldwide economic activity and poses the risk that we or our employees, contractors, suppliers and other partners may be prevented from conducting business activities for an indefinite period of time, including due to shutdowns that may be requested or mandated by governmental authorities. While the impact of the COVID-19 pandemic to our current operations has been minimal as we have recently commenced clinical development of our four lead drug candidates, the extent to which the COVID-19 pandemic will impact our business, financial condition, liquidity and results of operations in the future will depend on future developments that are highly uncertain and cannot be predicted at this time.

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

Upon signing the Gilead Agreement, Gilead paid us an upfront payment of $45.0 million plus $3.0 million in additional fees. In addition, from the signing of the Gilead Agreement to February 28, 2022, we received payments of $24.5 million for research milestones and additional payments. Additionally, we recognized a research milestone in February 2022 and received a payment of $6.0 million in the second fiscal quarter of 2022. As of February 28, 2022, we are eligible to receive up to approximately $2.3 billion in total additional payments based on certain additional fees, payments and the successful completion of certain preclinical, clinical, development and sales milestones. In addition, we are eligible to receive tiered royalties from mid-single digit to low tens percentages on annual net sales from any commercial products directed to the optioned collaboration targets, subject to certain reductions and excluding sales in the United States of any products for which we exercise our option to co-develop and co-promote, for which we share profits and losses evenly.

We recognized collaboration revenue from the Gilead Agreement of $6.2 million and $2.7 million during the three months ended February 28, 2022 and 2021, respectively. As of February 28, 2022 and November 30, 2021, there was $40.9 million and $41.1 million, respectively, of deferred revenue related to payments received by us under the Gilead Agreement.

Sanofi Collaboration and License Agreement

In December 2019, we entered into a strategic collaboration with Genzyme Corporation, a subsidiary of Sanofi, which became effective in January 2020 (as subsequently expanded and amended, the Sanofi Agreement), to discover, develop and commercialize a pipeline of targeted protein degradation drugs for patients with challenging diseases in multiple therapeutic areas using our DELigase platform to identify small molecules designed to induce degradation of three specified initial drug targets. In January 2021, as part of the existing collaboration, Sanofi paid us $22.0 million to exercise its option to expand the number of targets in the collaboration agreement from three to a total of five targets. Over time and subject to certain limitations, Sanofi may elect to replace the drug targets with other reserved targets. In January 2021, we entered into the First Sanofi Amendment to the collaboration agreement with Sanofi to modify the research term on all targets. In December 2021, we entered into the Second Sanofi Amendment to the collaboration agreement with Sanofi to extend the substitution deadline on certain targets.

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

Upon signing the Sanofi Agreement, Sanofi paid us an upfront payment of $55.0 million. Subsequently, in January 2021, Sanofi paid us an additional $22.0 million to exercise its option to expand the number of targets beyond the initial targets included in the collaboration. In addition, from the signing of the Sanofi Agreement to February 28, 2022, we received a payment of $1.0 million for a research milestone. Additionally, we recognized another research milestone in February 2022 and anticipate a payment of $2.0 million in the second fiscal quarter of 2022. As of February 28, 2022, we are eligible to receive up to approximately $2.5 billion in total payments based on certain additional fees, payments and the successful completion of certain research development, regulatory and sales milestones, as well as tiered royalties ranging from mid-single digit to low teen percentages on annual net sales of any commercial products that may result from the collaboration, subject to certain reductions and excluding sales in the United States of any products for which we exercise our option to co-develop and co-promote, for which we share profits and losses evenly.

We recognized collaboration revenue from the Sanofi Agreement of $3.4 million and $2.3 million during the three months ended February 28, 2022 and 2021, respectively. As of February 28, 2022 and November 30, 2021, there was $57.7 million and $59.2 million, respectively, of deferred revenue related to payments received by us under the Sanofi Agreement.

Components of Results of Operations

Collaboration Revenue

We have no products approved for commercial sale and to date have not generated any revenue from the sale of products and do not expect to generate any revenue from the sale of products in the near future.

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

Internal research and development costs include:

•	payroll and personnel expenses, including benefits, stock-based compensation and travel expenses, for our research and development functions; and
•	depreciation of research and development equipment, allocated overhead and facilities-related expenses.

External research and development expenses consist primarily of costs incurred for the development of our drug candidates and may include:

•	fees paid to third parties such as consultants, contractors and contract research organizations to conduct our clinical trials, discovery programs and preclinical studies;
•	costs to acquire, develop and manufacture supplies for clinical trials and preclinical studies, including fees paid to third parties such as contract manufacturing organizations; and
•	expenses related to laboratory supplies and services.

We expect our research and development expenses to increase substantially for the foreseeable future as we conduct clinical trials for our drug candidates, continue to invest in research and development activities for discovery programs and preclinical studies, pursue regulatory approval of our drug candidates and expand our drug candidate pipeline. The process of conducting the necessary preclinical and clinical research to obtain regulatory approval is costly and time-consuming. To the extent that our drug candidates advance to and continue to advance through clinical trials, our expenses will continue increasing substantially and may become more variable. The actual probability of success for our drug candidates may be affected by a variety of factors, including the safety and efficacy of our drug candidates, investment in our clinical programs, the ability of collaborators to successfully develop our licensed drug candidates, manufacturing capability, competition with other products and commercial viability. As a result of these variables, we are unable to determine when and to what extent we will generate revenue from the commercialization and sale of our drug candidates. We may never succeed in achieving regulatory approval for any of our drug candidates.

General and Administrative Expenses

General and administrative expenses consist primarily of payroll and personnel expenses, including benefits and stock-based compensation, facilities-related expenses and professional fees for legal, consulting, and audit and tax services. We expect our general and administrative expenses to increase for the foreseeable future as we continue to improve our infrastructure, increase our headcount and operate as a public company. This may include expenses related to compliance with the rules and regulations of the Securities and Exchange Commission (SEC) and listing standards applicable to companies listed on a national securities exchange, additional insurance, investor relations activities and other administrative and professional services. We also expect our intellectual property expenses to increase as we expand our intellectual property portfolio.

Interest and Other Income, Net

Interest and other income, net primarily consists of interest earned on our cash, cash equivalents and investments. We expect interest income to vary each reporting period depending on our average bank deposit, money market fund, and investment balances during the period and market interest rates.

Provision for Income Taxes

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

Our critical accounting policies and more significant areas involving management’s judgments and estimates used in preparation of our financial statements are discussed in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2021 Form 10-K. There have been no significant changes to these policies for the three months ended February 28, 2022.

Recent Accounting Pronouncements

See Note 2, “Summary of significant accounting policies—Recent accounting pronouncements” to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information.

Results of Operations

Comparison of the three months ended February 28, 2022 and 2021

Our results of operations for the three months ended February 28, 2022 and 2021 are summarized as follows (in thousands):

	Three Months Ended
	February 28,
	2022	2021	Change
Collaboration revenue	$9,621	$5,011	$4,610
Operating expenses:
Research and development	43,137	23,003	20,134
General and administrative	9,228	6,530	2,698
Total operating expenses	52,365	29,533	22,832
Loss from operations	(42,744)	(24,522)	(18,222)
Interest and other income, net	211	318	(107)
Loss before income taxes	(42,533)	(24,204)	(18,329)
Provision for income taxes	—	71	(71)
Net loss	$(42,533)	$(24,275)	$(18,258)

Collaboration Revenue

Our collaboration revenue for the three months ended February 28, 2022 and 2021 is summarized as follows (in thousands):

	Three Months Ended
	February 28,
	2022	2021	Change
Gilead	$6,183	$2,719	$3,464
Sanofi	3,438	2,292	1,146
Total collaboration revenue	$9,621	$5,011	$4,610

Our collaboration revenue increased by $4.6 million during the three months ended February 28, 2022 compared to the three months ended February 28, 2021. The increase was primarily due to the recognition of revenue as a cumulative catch up for activities satisfied in previous periods as we achieved certain research milestones under our collaborations with Gilead and Sanofi. The increase was also due to increased effort resulting in a higher percentage of completion of performance obligations under our collaboration with Gilead and Sanofi in the current period.

Research and Development Expenses

Our research and development expenses for the three months ended February 28, 2022 and 2021 are summarized as follows (in thousands):

	Three Months Ended
	February 28,
	2022	2021	Change
Compensation and related personnel costs	$15,807	$8,181	$7,626
Stock-based compensation	3,541	1,223	2,318
Supplies and contract research	12,121	7,765	4,356
Preclinical activities	1,433	874	559
Contract manufacturing	3,112	1,493	1,619
Clinical costs	2,669	704	1,965
Facility and other costs	4,454	2,763	1,691
Total research and development expenses	$43,137	$23,003	$20,134

Our research and development expenses increased by $20.1 million during the three months ended February 28, 2022 compared to the three months ended February 28, 2021. There was an increase in compensation and related personnel costs and in non-cash stock-based compensation expense of $7.6 million and $2.3 million, respectively, that were attributable to higher headcount. There was also an increase in cost related to supplies and contract research and preclinical activities of $4.4 million and $0.6 million, respectively, as we continued to expand our preclinical development activities and drug discovery research, and an increase in costs related to contract manufacturing and clinical of $1.6 million and $2.0 million, respectively, primarily due to ongoing clinical trial startup and patient enrollment.

General and Administrative Expenses

Our general and administrative expenses increased by $2.7 million during the three months ended February 28, 2022 compared to the three months ended February 28, 2021. There was an increase of $0.4 million in compensation related expenses and an increase of $1.1 million in non-cash stock-based compensation expense, both of which were primarily attributable to higher headcount. There was also an increase of $1.1 million in professional service expenses, including legal and accounting expenses related to infrastructure improvements.

Liquidity and Capital Resources

Sources of Liquidity

On July 23, 2020, our registration statement on Form S-1 (File No. 333-239651) relating to our IPO of common stock became effective. The IPO closed on July 28, 2020, at which time we issued 11,000,000 shares of our common stock at a price to the public of $19.00 per share. In addition, the underwriters exercised their option to purchase an additional 1,550,000 shares of our common stock on July 31, 2020, and this transaction closed on August 4, 2020. Net proceeds from the IPO were $218.1 million, after deducting underwriting discounts and commissions of $16.7 million and expenses of $3.6 million. In March 2021, we completed a follow-on offering and issued 5,175,000 shares of our common stock (including the exercise by the underwriters of their option to purchase an additional 675,000 shares of common stock) at a price to the public of $31.00 per share for net proceeds of $150.2 million, after deducting underwriting discounts and commissions of $9.6 million and expenses of $0.6 million.

To date, our operations have primarily been funded through the net proceeds from equity offerings of $536.4 million and proceeds from collaborations of $306.5 million. We do not have any products approved for sale, and we have not generated any revenue from product sales. As of February 28, 2022, we had $385.7 million in cash, cash equivalents and investments.

Funding Requirements

We expect that our existing cash, cash equivalents and investments are sufficient to meet our cash requirements and continue operating activities, including the clinical trials of our drug candidates NX‑2127, NX‑1607, NX‑5948 and DeTIL‑0255 and the expansion of our intellectual property portfolio and infrastructure, for at least the next 12 months. We will need substantial additional funding to support our continuing operations and pursue our long-term business plan. We may seek to raise any necessary additional capital through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing and distribution arrangements. Because of the numerous risks and uncertainties associated with the development and commercialization of our drug candidates and the extent to which we may enter into additional collaborations with third parties to participate in their development and commercialization, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated pre-clinical studies and clinical trials.

We have a shelf registration statement on Form S-3 on file with the SEC. This shelf registration statement, which includes a base prospectus, allows us at any time to offer and sell registered common stock, preferred stock, debt securities, warrants, subscriptions rights and or units or any combination of securities described in the prospectus in one or more offerings. In addition, in August 2021, we entered into an Equity Distribution Agreement with Piper Sandler & Co. (Piper Sandler) pursuant to which, from time to time, we may offer and sell through Piper Sandler up to $150.0 million of the common stock registered under the shelf registration statement pursuant to one or more “at the market” offerings. We are not required to sell any shares at any time during the term of the Equity Distribution Agreement. We agreed to pay Piper Sandler a commission of 3% of the gross sales price of any shares sold pursuant to the Equity Distribution Agreement. As of February 28, 2022, we have not sold any shares of common stock pursuant to the Equity Distribution Agreement and $150.0 million in shares remained available under the Equity Distribution Agreement.

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

In the long term, our ability to support our working capital and capital expenditure requirements will depend on many factors, including the following:

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

As of February 28, 2022, our material cash requirements include the following contractual and other obligations (in thousands):

	Payments due by period
	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Operating lease obligations	$5,498	$10,307	$695	$—	$16,500
Total contractual obligations	$5,498	$10,307	$695	$—	$16,500

In addition, we enter into agreements in the normal course of business with contract research organizations for clinical trials and with vendors for preclinical studies and other services and products for operating purposes, which are generally cancelable upon written notice. These payments are not included in the table above.

We did not have during the periods presented, and we do not currently have, any commitments or obligations, including contingent obligations, arising from arrangements with unconsolidated entities or persons that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, cash requirements or capital resources.

Cash flows

Our cash flows for the three months ended February 28, 2022 and 2021 are summarized as follows (in thousands):

	Three Months Ended February 28,
	2022	2021
Cash (used in) provided by operating activities	$(42,630)	$8,053
Cash (used in) provided by investing activities	40,031	(2,387)
Cash provided by financing activities	1,488	1,359
Net (decrease) increase in cash, cash equivalents and restricted cash	$(1,111)	$7,025

Operating activities

Net cash used in operating activities was $42.6 million for the three months ended February 28, 2022 and consisted of a net loss of $42.5 million and an increase in net assets of $9.0 million, offset by non-cash adjustments of $8.9 million. The increase in net assets consisted primarily of a decrease in accrued expenses and other liabilities of $3.3 million primarily related to the payment of annual incentive compensation, an increase in contract assets of $2.0 million related to a milestone recognized pursuant to the Sanofi Agreement, a decrease in deferred revenue of $1.6 million and an increase in prepaid expenses and other assets of $1.5 million primarily related to increased prepaid clinical and contract manufacturing costs. Non-cash adjustments primarily consisted of stock-based compensation expenses of $6.1 million and amortization of operating lease right-of-use assets of $1.3 million.

Net cash provided by operating activities was $8.1 million for the three months ended February 28, 2021 and consisted of a decrease in net assets of $28.0 million and non-cash adjustments of $4.3 million, offset by a net loss of $24.3 million. The decrease in net assets consisted primarily of an increase in deferred revenue of $17.0 million and a decrease in contract assets of $7.5 million. Non-cash adjustments primarily consisted of stock-based compensation expenses of $2.7 million, amortization of operating lease right-of-use assets of $0.7 million and depreciation and amortization expenses of $0.6 million.

Investing activities

Net cash used in investing activities was $40.0 million for the three months ended February 28, 2022 and consisted of the maturity of investments of $58.7 million, offset by the purchase of investments of $15.2 million and the purchase of property and equipment of $3.5 million.

Net cash used in investing activities was $2.4 million for the three months ended February 28, 2021 and consisted primarily of the purchase of investments of $47.7 million, offset by the maturity of investments of $46.2 million.

Financing activities

Net cash provided by financing activities was $1.5 million for the three months ended February 28, 2022 and consisted primarily of proceeds from the issuance of common stock under our Employee Stock Purchase Plan.

Net cash provided by financing activities was $1.4 million for the three months ended February 28, 2021 and consisted primarily of proceeds from the issuance of common stock under our Employee Stock Purchase Plan.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our market risks, as of February 28, 2022, have not changed materially from those discussed in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the year ended November 30, 2021, filed with the SEC on January 28, 2022.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President and Chief Executive Officer and our Chief Financial Officer, our principal executive officer and principal accounting and financial officer, respectively, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of February 28, 2022.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our President and Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our President and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of February 28, 2022 due to the material weakness in our internal control over financial reporting described below.

In light of this fact, our management has performed additional analyses, reconciliations, and other post-closing procedures and has concluded that, notwithstanding the material weakness in our internal control over financial reporting, the condensed consolidated financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows as of and for the periods presented in conformity with U.S. GAAP.

Previously Reported Material Weakness in Internal Control over Financial Reporting

We have previously identified in our Annual Report on Form 10-K filed on January 28, 2022 the following control deficiencies that constitute material weaknesses in our internal control over financial reporting:

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

These material weaknesses could result in a misstatement of substantially all of our account balances or disclosures that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Control Over Financial Reporting

As described under the Remediation Plan above, we continued formalizing documentation of our IT policies and procedures and implementing new controls during the three months ended February 28, 2022. Such remediation actions were changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended February 28, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. Before making your decision to invest in shares of our common stock, you should carefully consider the risks and uncertainties described below, together with all of the other information contained in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and related notes and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We cannot assure you that any of the events discussed below will not occur. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of or that we deem immaterial may also become important factors that adversely affect our business. If any of the following risks occur, our business, financial condition, operating results, and future prospects could be materially and adversely affected. If that were to happen, the trading price of our common stock could decline, and you could lose all or part of your investment.

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

•

We are early in our development efforts. Our lead drug candidates, NX-2127, NX-1607, NX-5948 and DeTIL-0255 recently entered clinical development and all of our other drug candidates are still in preclinical development. If we are unable to advance our drug candidates through clinical development, develop, obtain regulatory approval for and commercialize our drug candidates or experience significant delays in doing so, our business may be materially harmed.

•	Our limited operating history may make it difficult to evaluate the success of our business to date and to assess our future viability.
•

If serious adverse events, undesirable side effects, or unexpected characteristics are identified during the development of any drug candidates we may develop, we may need to abandon or limit our further clinical development of those drug candidates.

•

We recently initiated testing of our four lead drug candidates in clinical trials, and we have not tested any of our other drug candidates in clinical trials. The results of preclinical studies and early-stage clinical trials may not be predictive of future results. Initial success in clinical trials may not be indicative of results obtained when these trials are completed or in later-stage trials.

•	We may fail to obtain and maintain orphan designations in some jurisdictions and therefore fail to secure orphan exclusivity in those jurisdictions.
•

Our drug candidates may not be deemed by European regulators as containing a “new active substance” or pediatric studies may not be adequately completed which may result in lack of regulatory data protection or failure to obtain an extension to an existing regulatory data protection.

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

•

We rely on third-party contract manufacturing organizations (CMOs) for the manufacture of both drug substance and finished drug product for our drug candidates for preclinical and clinical testing and expect to continue to do so for any future clinical trials and commercialization. This reliance on third parties may increase the risk that we will not have sufficient quantities of our drug candidates or products or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts.

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

Our net loss was $117.2 million for the fiscal year ended November 30, 2021, and $42.5 million for the three months ended February 28, 2022. As of February 28, 2022, we had an accumulated deficit of $263.4 million. To date, we have not generated any revenue from product sales and have financed our operations primarily through our collaborations and sales of our equity interests. We are in the early stages of development of our drug candidates. Our lead drug candidates, NX-2127, NX-1607, NX-5948 and DeTIL‑0255 recently entered clinical development and all of our other drug candidates are still in preclinical development. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We anticipate that our operating expenses and capital expenditure requirements will increase substantially if and as we:

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

We recently commenced clinical development of our drug candidates NX-2127, NX-1607, NX-5948 and DeTIL-0255. We expect that it will be many years, if ever, before we have a drug candidate ready for commercialization. We may never succeed in these activities and, even if we do, may never generate revenues that are significant enough to achieve profitability. To become and remain profitable, we must succeed in developing, obtaining marketing approval for and commercializing products that generate significant revenue. This will require us to be successful in a range of challenging activities, including completing preclinical testing and clinical trials of our drug candidates, discovering additional drug candidates, establishing and maintaining arrangements with third parties for the manufacture of clinical supplies of our drug candidates, obtaining marketing approval for our drug candidates and manufacturing, marketing, selling and obtaining reimbursement for any products for which we may obtain marketing approval.

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

We had cash, cash equivalents and investments of $385.7 million as of February 28, 2022. We believe that our existing cash, cash equivalents and investments, will be sufficient to fund our operating expenses and capital expenditure requirements through at least the next 12 months. However, our future capital requirements and the period for which we expect our existing resources to support our operations may vary significantly from what we expect, and we may need to seek additional funds sooner than planned. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans. Our future capital requirements will depend on many factors, including:

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

We commenced operations in 2009, and our operations to date have been limited to organizing and staffing our company, business planning, raising capital, conducting discovery and research activities, filing patent applications, identifying potential drug candidates, undertaking preclinical studies, establishing arrangements with third parties for the manufacture of initial quantities of our drug candidates and conducting early stage clinical trials. All of our drug candidates either recently entered clinical development or are still in preclinical development, and their risk of failure is high. We have not yet demonstrated our ability to successfully: complete any clinical trials, including large-scale, pivotal clinical trials; obtain marketing approvals; manufacture a commercial-scale product or arrange for a third party to do so on our behalf; or conduct market access, sales, marketing and distribution activities necessary for successful product commercialization. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history.

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

Risks Related to the Discovery and Development of Our Drug Candidates

We are early in our development efforts. Our lead drug candidates recently entered clinical development and all of our other drug candidates are in preclinical development. If we are unable to advance our drug candidates through clinical development, develop, obtain regulatory approval for and commercialize our drug candidates or experience significant delays in doing so, our business may be materially harmed.

We are early in our development efforts. Our lead drug candidates, NX-2127, NX-1607, NX-5948 and DeTIL‑0255, recently entered clinical development, and our other drug candidates are still in preclinical development, and the risk of failure for each of our drug candidates is high. We have invested substantially all of our efforts and financial resources in building our DELigase platform, in the identification and preclinical development of our current drug candidates, and in the preparation for and initiation of Phase 1 clinical trials for our lead drug candidates. Our ability to generate revenue from product sales, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of one or more of our drug candidates. The success of our drug candidates will depend on several factors, including the following:

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

We believe that our CTM drug candidates may offer an improved therapeutic approach by removing the disease-causing proteins instead of simply inhibiting their activities. However, the scientific research that forms the basis of our efforts to develop our CTM drug candidates is ongoing and the scientific evidence to support the feasibility of developing CTM-based therapeutic treatments is both preliminary and limited. Further, certain patients have shown inherent primary resistance to approved BTK inhibitors and other patients have developed acquired secondary resistance to these inhibitors. Based on preclinical animal models and observations in human primary blood cells, we believe that both NX-2127 and NX-5948 are able to degrade BTK with mutations that confer resistance to currently marketed BTK inhibitors, and we believe that preliminary data from our ongoing Phase 1 trial of NX-2127 may provide evidence of such degradation in humans. However, any inherent primary or acquired secondary resistance to our BTK CTMs in patients would prevent or diminish their clinical benefit.

We recently initiated clinical development of NX-2127 and NX-5948 and currently we have limited safety data of NX-2127 in humans and no safety data of NX-5948 in humans. Although some of our drug candidates have produced observable results in animal studies, there is a limited safety data set for their effects in animals. These drug candidates may not demonstrate the same chemical and pharmacological properties in humans, and may interact with human biological systems in unforeseen, ineffective or harmful ways. As such, there may be adverse effects from treatment with any of our current or future drug candidates that we cannot predict at this time.

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

All of our drug candidates either recently entered clinical development or are still in preclinical development, and their risk of failure is high. We are unable to predict when or if any of our drug candidates will prove effective or safe in humans or will receive marketing approval. Before obtaining marketing approval from regulatory authorities for the sale of any drug candidate, we must conduct extensive clinical trials to demonstrate the safety and efficacy of our drug candidates in humans. Before we can commence clinical trials for a drug candidate, we must complete extensive preclinical testing and studies that support our planned INDs in the United States or similar applications in other jurisdictions. We cannot be certain of the timely completion or outcome of our preclinical testing and studies and cannot predict if the FDA or similar regulatory authorities outside the United States will accept our proposed clinical programs or if the outcome of our preclinical testing and studies ultimately will support the further development of our programs.

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

We have recently begun to evaluate our lead drug candidates in human clinical trials, and there have been very few clinical trials to date involving small molecule drug candidates designed to control cellular protein levels through targeted protein degradation. It is impossible to predict when or if any drug candidates we may develop will prove safe in humans. There is a limited safety data set for the effects of NX-2127, NX-1607, NX-5948 and DeTIL‑0255 in animals and we have only recently begun to test the safety of our drug candidates in humans. There can be no assurance that our current drug candidates or any future drug candidate will not cause undesirable side effects. Unforeseen side effects from our drug candidates could arise at any time during preclinical or clinical development.

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

We may not be able to initiate or continue clinical trials for our drug candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or similar regulatory authorities outside of the United States. In particular, we are currently conducting Phase 1 clinical trials for each of our four drug candidates: NX-2127, NX-1607, NX‑5948 and DeTIL-0255. We cannot predict how difficult it will be to enroll patients for these trials. Therefore, our ability to identify and enroll eligible patients for our NX-2127, NX-1607, NX-5948 and DeTIL-0255 clinical trials may be limited or may result in slower enrollment than we anticipate. In addition, some of our competitors have ongoing clinical trials for drug candidates that treat the same indications as our drug candidates, and patients who otherwise would be eligible for our planned clinical trials instead may enroll in clinical trials of our competitors’ drug candidates. Moreover, the size of the relevant patient populations for the diseases that our lead drug candidates target is small, and as more companies begin to focus attention and resources on drug candidates to treat the same indications as our drug candidates, we may experience delays or be unable to successfully recruit and enroll a sufficient number of eligible patients in our clinical trials. Patient enrollment is affected by other factors including:

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

We have established manufacturing relationships with a limited number of suppliers to manufacture raw materials and the drug substance of any drug candidate for which we now are pursuing, or may in the future pursue, preclinical or clinical development. Our systems for complying with current good manufacturing practices (cGMPs), manufacturing process development with our third-party manufacturers and scale-up is at an early stage. The actual cost to manufacture and process our drug candidates could be greater than we expect and could materially and adversely affect the commercial viability of our drug candidates. Our third-party manufacturers may encounter difficulties in production, including contamination, equipment failure, improper installation or operation of equipment, vendor or operator error, inconsistency in yields, variability in product characteristics and difficulties in scaling the production process. Even minor deviations from normal manufacturing processes could result in reduced production yields, product defects and other supply disruptions. If any of our third-party manufacturers encounter such difficulties, our ability to provide supply of our current or future drug candidates for clinical trials, our ability to obtain marketing approval, or our ability to provide supply of our drug candidates for patients, if approved, could be delayed or stopped.

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

We are aware of several biotechnology companies focused on developing small molecules that degrade target proteins including but not limited to Arvinas, Inc., BioTheryX, Inc., C4 Therapeutics, Inc., Cullgen Inc., Foghorn Therapeutics Inc., Kymera Therapeutics, Inc. and Monte Rosa Therapeutics, all of which currently are in preclinical or clinical development. In addition, several large pharmaceutical companies have disclosed preclinical investments in this field, including Amgen Inc., AstraZeneca plc, Bayer AG, Bristol-Myers Squibb Company, Genentech, Inc., GlaxoSmithKline plc and Novartis International AG. Furthermore, we are aware of several biotech companies focused on developing tumor infiltrating lymphocyte (TIL) therapies for the treatment of cancer, including Instil Bio, Inc. and Iovance Biotherapeutics, Inc.

Many of our current or potential competitors, either alone or with their collaboration partners, have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs. Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller or early-stage companies also may prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs. Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any products we may develop. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in preventing us from obtaining the orphan designation in the European Union (EU) and/or in the United Kingdom (UK) and our competitors establishing a strong market position before we are able to enter the market. In addition, our ability to compete may be affected in many cases by insurers or other third-party payors seeking to encourage the use of generic products. There are generic products currently on the market for certain of the indications that we are pursuing, and additional products are expected to become available on a generic basis over the coming years. If our drug candidates are approved, we expect that they will be priced at a significant premium over competitive generic products.

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

Risks Related to the Commercialization of Our Drug Candidates

Even if any of our drug candidates receive marketing approval, a drug candidate may fail to achieve the degree of market acceptance by physicians, patients, third-party payors and others in the medical community necessary for commercial success.

If any of our drug candidates receive marketing approval, it may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community. For example, ibrutinib is a well-established current treatment for CLL and other B-cell malignancies, and doctors may continue to rely on this and other treatments. If our drug candidates do not achieve an adequate level of acceptance, we may not generate significant revenue from product sales and we may not become profitable. The degree of market acceptance of our drug candidates, if approved for commercial sale, will depend on a number of factors, including:

•	the efficacy and potential advantages compared to alternative treatments;
•	the prevalence and severity of any side effects, in particular compared to alternative treatments;
•	our ability to offer our products for sale at competitive prices;
•	the convenience and ease of administration compared to alternative treatments;
•	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;
•	the strength of marketing, sales and distribution support;
•	the availability of third-party payor coverage and adequate reimbursement;
•	the ability to secure a positive health technology appraisal (HTA) recommendation for the product to be prescribed and reimbursed under the national health system;
•	the timing of any marketing approval in relation to other product approvals; and
•	any restrictions on the use of our products together with other medications.

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

Our ability to commercialize any drug candidates successfully also will depend in part on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from government healthcare programs, private health insurers, national health technology assessment authorities in Europe and other organizations, and if reimbursement and coverage is available, the level of reimbursement and coverage. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. Increasingly, government authorities and third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. Coverage and reimbursement may not be available for any product that we commercialize and, even if these are available, the level of reimbursement may not be satisfactory. Reimbursement may affect the demand for, or the price of, any drug candidate for which we obtain marketing approval. Obtaining and maintaining adequate reimbursement for our products may be difficult. We may be required to conduct expensive pharmacoeconomic studies to justify coverage and reimbursement or the level of reimbursement relative to other therapies. If coverage and adequate reimbursement are not available or reimbursement is available only to limited levels, we may not be able to successfully commercialize any drug candidate for which we obtain marketing approval.

There may be significant delays in obtaining coverage and reimbursement for newly approved drugs, and coverage may be more limited than the purposes for which the drug is approved by the FDA or similar regulatory authorities outside of the United States. Moreover, eligibility for coverage and reimbursement does not imply that a drug will be paid for in all cases or at a rate that covers our costs, including research, development, intellectual property, manufacture, sale and distribution expenses. Interim reimbursement levels for new drugs, if applicable, also may not be sufficient to cover our costs and may not be made permanent. Reimbursement rates may vary according to the use of the drug and the clinical setting in which it is used, may be based on reimbursement levels already set for lower cost drugs, may take into account comparative cost-effectiveness, in particular in European jurisdictions, and may be incorporated into existing payments for other services. Net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United States. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement policies. Our inability to promptly obtain coverage and adequate reimbursement rates from both government-funded and private payors for any approved products that we develop could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize products and our overall financial condition.

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

The UK’s exit from the EU continues to create political and economic uncertainty, particularly in the UK and the EU. The UK is now being treated as a ‘third country’ by the EU and new UK legislation has taken effect. This means that some regulatory activities, such as batch testing and Qualified Person certification conducted in Great Britain is no longer recognized in the EU. However, the UK and EU have concluded a Trade and Cooperation Agreement (TCA), which has been approved by the UK Parliament, European Council and European Parliament and has limited the disruption to the supply of medicines, particularly by enabling tariff and quota-free trade between the UK and the EU (provided that the rules of origin requirements are met), and has streamlined some issues, for example by enabling mutual recognition of cGMP inspections and certificates. The regulatory framework for medicines that existed before the end of the transition period has also effectively been preserved in UK domestic legislation as ‘retained EU law.’ By retaining a snapshot of EU legislation at its core, the UK has prevented substantial divergence in the regulation of medicines (although divergence has appeared in some areas). However, some changes to the UK legislation have been immediately necessary, including the implementation of the Northern Ireland Protocol (NIP), pursuant to which, the EU pharmaceutical legal framework acquis continues to apply in Northern Ireland (subject to periodic consent of the Northern Ireland Legislative Assembly), and only products compliant with EU law can be placed in the Northern Ireland market - adding an extra layer of regulatory complexity. As companies now need to comply with a separate UK regulatory legal framework in order to commercialize medicinal products in Great Britain (namely, England, Wales and Scotland, as EU law continues to apply in Northern Ireland). The UK government is currently trying to renegotiate fundamental aspects of the NIP so this is an unpredictable area for companies in the near future. The TCA allows for future deviation from the current regulatory framework and it is not known if and/or when any deviations may occur, which may have an impact on development, manufacture, marketing authorization, commercial sales and distribution of pharmaceutical products. It is also important to note that obtaining a marketing authorization is not sufficient to gain effective access to the market in the EU and in the UK; companies still need to agree to a reimbursement price for the products and in some jurisdictions, such as the UK and Germany, a further positive recommendation from health technology on cost-effectiveness is required for the products to be actually prescribed and reimbursed by the respective national health systems (see below). If we fail to comply with the regulatory requirements in international markets and thus do not receive applicable marketing approvals, our target market will be reduced, our ability to realize the full market potential of our drug candidates will be harmed and our business will be adversely affected. We may not obtain foreign regulatory approvals on a timely basis, or at all. Our failure to obtain approval of any of our drug candidates by regulatory authorities in another country may significantly diminish the commercial prospects of that drug candidate and our business prospects could decline.

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

In addition, manufacturers of approved products and those manufacturers’ facilities are required to comply with extensive FDA, EMA, Medicines and Healthcare products Regulatory Agency (MHRA) and other regulatory requirements, including ensuring that quality control and manufacturing procedures conform to cGMPs, which include requirements relating to quality control and quality assurance, as well as the corresponding maintenance of records and documentation and reporting requirements. We, our third-party manufacturers, and any collaborators and their third-party manufacturers could be subject to periodic unannounced inspections by the FDA to monitor and ensure compliance with cGMPs.

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

Any drug candidate for which we, or any collaborators, obtain marketing approval, as well as the manufacturing processes, post-approval clinical data, labeling, advertising and promotional activities for such product, will be subject to continual requirements of and review by the FDA, EMA, the MHRA and other regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, registration and listing requirements, cGMP requirements relating to manufacturing, quality control, quality assurance and corresponding maintenance of records and documents, requirements regarding the distribution of samples to physicians, tracking and tracing, serialization, postmarket adverse event reporting, and recordkeeping. Even if marketing approval of a drug candidate is granted, the approval may be subject to limitations on the indicated uses for which the product may be marketed or to the conditions of approval, including the requirement to implement REMS. New cancer drugs frequently are indicated only for patient populations that have not responded to an existing therapy or have relapsed. If any of our drug candidates receive marketing approval, the accompanying label may limit the approved use of our drug in this way, which could limit sales of the product.

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

The FDA also may impose requirements for costly post-marketing studies or clinical trials and surveillance to monitor the safety or efficacy of the product, including the adoption and implementation of REMS. The FDA and other agencies, including the DOJ, closely regulate and monitor the post-approval marketing and promotion of drugs to ensure they are marketed and distributed only for the approved indications and in accordance with the provisions of the approved labeling. The FDA and DOJ impose stringent restrictions on manufacturers’ communications regarding off-label use, and if we do not market our products only for their approved indications, we may be subject to enforcement action for off-label marketing. Violations of the FDCA and other statutes, including the False Claims Act, relating to the promotion and advertising of prescription drugs may lead to investigations and enforcement actions alleging violations of federal and state healthcare fraud and abuse laws, as well as state consumer protection laws. Other jurisdictions, including European countries, have similar provisions which may lead to investigations and enforcement action by national authorities.

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

If we decide to seek Orphan Drug Designation or other designations from regulators for any of our current or future drug candidates, we may be unsuccessful or may be unable to maintain the benefits associated with these designations, including the potential for supplemental market exclusivity associated with an Orphan Drug Designation.

We may seek Orphan Drug Designation or other designations from regulators for one or more of our current or future drug candidates. Regulatory authorities in some jurisdictions, including the United States, EU/ European Economic Area (EEA), Switzerland and the UK, may designate drugs or biological products for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may grant orphan designation to a drug or biological product intended to treat a rare disease or condition, defined as a disease or condition with a patient population of fewer than 200,000 in the United States, or a patient population greater than 200,000 in the United States when there is no reasonable expectation that the cost of developing and making available the drug in the United States will be recovered from sales in the United States for that drug or biological product. In the United States, Orphan Drug Designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user-fee waivers. After the FDA grants Orphan Drug Designation, the identity of the drug or biological product and its potential orphan use are disclosed publicly by the FDA. Orphan Drug Designation does not convey any advantage in, or shorten the duration of, the regulatory review and licensure process.

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

In order to obtain orphan designation in the EEA, the product must fulfill certain challenging criteria. Under Article 3 of Regulation (EC) 141/2000, a medicinal product may be designated as an orphan medicinal product if it meets the following criteria: (1) it is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition; (2) either the prevalence of such condition must not be more than five in 10,000 persons in the EU when the application is made, or without the benefits derived from orphan status, it must be unlikely that the marketing of the medicine would generate sufficient return in the EU to justify the investment needed for its development; and (3) there exists no satisfactory method of diagnosis, prevention or treatment of such condition authorized for marketing in the EU or if such a method exists, the product will be of significant benefit to those affected by the condition, as defined in Regulation (EC) 847/2000.

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

It is important to note that the regulatory protection afforded to medicinal products such as data exclusivity, marketing protection, market exclusivity for orphan indications and pediatric extension are currently under review at EU level. It is expected that the protection currently afforded in the EU will be reduced in the years to come.

In addition, we filed for and received an Innovation Passport designation for NX-1607 in the UK in February 2022. The Innovation Passport is the mandated entry point to the Innovative Licensing and Access Pathway (ILAP) in the UK to facilitate approval of and market access to an innovative medicine. Grant of the Innovation Passport paves the way for enhanced engagement with key stakeholders such as the MHRA, health technology agencies in the UK such as the National Institute for Health and Care Excellence (NICE) or the Scottish Medicines Consortium (SMC) and NHS England. However, although the goal of ILAP and the Innovation Passport is to reduce the time to market and enable earlier patient access, it does not accelerate conduct of clinical trials or mean that the regulatory requirements are less stringent, nor does it ensure that any NX-1607 MAA will be approved or that any approval will be granted within any particular timeframe. Despite receiving an Innovation Passport designation, we may decide to delay or forego the commercialization of NX-1607 in the UK or the development may otherwise not proceed.

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

If any of our drug candidates are not considered to be a new active substance or are deemed to fall within the “global marketing authorization” of an existing medicinal product or if pediatric studies are not adequately completed, this may result in lack of regulatory data protection or failure to obtain an extension to existing regulatory data protection.

Where an applicant for a marketing authorization submits a full dossier containing its own pharmaceutical, pre-clinical tests and clinical trials data, and where the application does not fall within the ‘global marketing authorization’ of an existing medicinal product, the applicant is entitled to eight years of regulatory data protection upon grant of the marketing authorization (the period starts to run from the first marketing authorization in the EU/EEA). During this period, applicants for approval of generics or biosimilars cannot rely on data contained in the marketing authorization dossier submitted for the already authorized, or reference, medicinal product to support their application. After the expiration of the eight-year period of regulatory data protection, the reference medicinal product benefits from a further two-year period of marketing protection. During these two years of marketing protection, no generic or biosimilar medicinal product that relies upon the reference medicinal product’s dossier may be placed on the EU market, but a generic or biosimilar marketing authorization application can be submitted to the competent regulatory authorities in the EU Member States during this time. The two-year period of marketing protection can further be extended by one year if, during the first eight years of the grant of the first marketing authorization, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies. However, even if a compound is considered to be a new active substance and the innovator is able to gain the period of regulatory data protection and marketing protection, provided that no other IP or regulatory exclusivities applied, another unrelated company could also apply for a marketing authorization and market another competing medicinal product for the same therapeutic indication if such company obtained its own marketing authorization based on a separate marketing authorization application based on a full self-standing scientific data package supporting the application. The period of regulatory data protection and marketing protection applies in the UK (running from the date of the first authorization in Great Britain).

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

Providing benefits or advantages to induce or reward improper performance generally to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order or use of medicinal products is prohibited in the EU and the UK. The provision of benefits or advantages to induce or reward improper performance is governed by the national anti-bribery laws of EU Member States, and in respect of the UK, the Bribery Act 2010. Infringement of these laws may result in substantial fines and imprisonment. EU Directive 2001/83/EC, which is the EU Directive governing medicinal products for human use, provides that, where medicinal products are being promoted to healthcare professionals, no gifts, pecuniary advantages or benefits in kind may be supplied, offered or promised to such individuals unless they are inexpensive and relevant to the practice of medicine or pharmacy. This provision was transposed into the Human Medicines Regulations 2012 and as such remains applicable in the UK.

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

In some countries, particularly the countries of the EU and the UK, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a drug. To obtain reimbursement or pricing approval in some countries, we, or our collaborators, may be required to conduct a clinical trial that compares the cost-effectiveness of our drug to other available therapies. Furthermore, in some European countries, the authorities conduct an HTA to assess the cost-effectiveness of the product (in the UK that HTA assessment is conducted by the National Institute for Health and Care Excellence which may significantly impact effective access to the market. If reimbursement of our drugs is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our business could be materially harmed.

Risks Related to Employees, Managing our Growth and Other Legal Matters

The COVID-19 pandemic may adversely affect our business and the market price of our common stock.

The ongoing global pandemic of COVID-19 is impacting worldwide economic activity and poses the risk that we or our employees, contractors, suppliers, and other partners may be prevented from conducting business activities for an indefinite period of time, including due to shutdowns that may be requested or mandated by governmental authorities. Although it is not possible at this time to estimate the impact that COVID-19 could have on our business, the continued spread of COVID-19 and the measures taken by the governments of countries affected could disrupt the supply chain and the manufacture or shipment of both drug substance and finished drug product for our drug candidates for preclinical testing and clinical trials, cause diversion of healthcare resources away from the conduct of preclinical and clinical trial matters to focus on pandemic concerns, limit travel in a manner that interrupts key trial activities, such as trial site initiations and monitoring, delay regulatory filings with regulatory agencies in affected areas or adversely affect our ability to obtain regulatory approvals. Additionally, disruptions at the FDA, the EMA and other regulators, caused by global health concerns, including the COVID-19 pandemic, including delays in inspections of clinical trial or manufacturing sites required as part of the drug application review process, could result in delays of reviews and approvals of our drug candidates or our proposed clinical trials. For example, in response to the COVID-19 pandemic, on March 10, 2020, the FDA announced its intention to postpone most inspections of foreign manufacturing facilities and products inspections of domestic manufacturing facilities through April 2020. On March 18, 2020, the FDA announced its intention to temporarily postpone routine surveillance inspections of domestic manufacturing facilities and provided guidance regarding the conduct of clinical trials. On July 10, 2020, the FDA announced that it is working toward the goal of restarting on-site inspections it deems to be “mission critical.” On August 19, 2020, the FDA published guidance clarifying how it intends to conduct inspections during the COVID-19 pandemic, including how it plans to determine which inspections are “mission critical,” and published an updated form of this guidance on May 17, 2021. Additionally, on April 14, 2021, the FDA issued a guidance document in which the FDA described its plans to conduct voluntary remote interactive evaluations of certain drug manufacturing facilities and clinical research sites. According to the guidance, the FDA intends to request such remote interactive evaluations in situations where an in-person inspection would not be prioritized, deemed mission-critical, or where direct inspection is otherwise limited by travel restrictions, but where the FDA determines that remote evaluation would still be appropriate. The FDA has since adjusted its inspection activities in response to the ongoing COVID-19 pandemic. On December 29, 2021, the FDA implemented temporary changes to its inspectional activities to ensure the safety of its employees and regulated firms. On February 2, 2022, the FDA announced that it would resume domestic surveillance inspections across all product areas on February 7, 2022. We cannot predict whether, and when, the FDA will decide to pause or resume inspections due to the COVID-19 pandemic. Moreover, it is unclear how the FDA’s policies and guidance will impact any inspections of our facilities, including our clinical trial sites. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic.

The COVID-19 pandemic and mitigation measures also may have an adverse impact on global economic conditions, which could adversely impact our business, financial condition or results of operations. Additionally, the COVID-19 pandemic has resulted in significant financial market volatility and uncertainty. A continuation or worsening of the levels of market disruption and volatility seen in the recent past as a result of the COVID-19 pandemic could have an adverse effect on our ability to access capital and on the market price of our common stock. It is currently not possible to predict how long the COVID-19 pandemic will last or the time that it will take for economic activity to return to prior levels. The extent to which the COVID-19 pandemic impacts our results will depend on future developments that are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of the virus and the actions taken to contain its impact. See also the section titled “—Risks Related to Dependence on Third Parties.”

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

Further, following the end of the Brexit Transition Period (on December 31, 2020) the EU GDPR has been implemented in the UK (as the UK GDPR)—non-compliance with which may lead to similar compliance and operational costs as the EU GDPR with potential fines of up to £17 million or 4% of global turnover. The UK GDPR sits alongside the UK Data Protection Act 2018 which implements certain derogations in the EU GDPR into UK law. Under the UK GDPR, companies not established in the UK but who process personal information in relation to the offering of goods or services to individuals in the UK, or to monitor their behavior will be subject to the UK GDPR – the requirements of which are (at this time) largely aligned with those under the EU GDPR. Further, on August 11, 2020, the UK Information Commissioner’s Office (ICO) published its proposed draft International Transfer Risk Assessment and tool (TRA) which is the UK equivalent of the EDPB Recommendations and provides for general advice on how to satisfy the Schrems II requirement to carry out a legal assessment for transfers of personal data subject to the UK GDPR. It is expected that the final version of the TRA will be published in early 2022. The UK’s ICO has also recently laid before the UK Parliament: (i) its International Data Transfer Agreement to replace the old Standard Contractual Clauses for transfers to outside the UK; and (ii) a “UK addendum” to the new EU Standard Contractual Clauses which amends the relevant provisions of such clauses to work in a UK context. If no objections are raised by the UK Parliament, the UK International Data Transfer Agreement and/or UK addendum will come into force on March 21, 2022 – although, the UK’s ICO has stated that the documents are “immediately of use” even though they do not officially come into force until March 21, 2022.

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

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. For example, the global financial crisis of 2007-2008 caused extreme volatility and disruptions in the capital and credit markets. Similarly, the volatility associated with the COVID-19 pandemic has caused significant instability and disruptions in the capital and credit markets. Likewise, the capital and credit markets may be adversely affected by the recent conflict between Russia and Ukraine, and the possibility of a wider European or global conflict, and global sanctions imposed in response thereto. A severe or prolonged economic downturn, such as the global financial crisis, could result in a variety of risks to our business, including a decrease in the demand for our drug candidates and in our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy also could strain our suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our services. We cannot anticipate all of the ways in which the foregoing, and the current economic climate and financial market conditions generally, could adversely impact our business. Furthermore, our stock price may decline due in part to the volatility of the stock market and any general economic downturn.

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

The trading price of our common stock may be highly volatile and subject to wide fluctuations in response to various factors, some of which we cannot control. As a result of this volatility, investors may not be able to sell their common stock at or above the purchase price. The market price for our common stock may be influenced by many factors, including the other risks described in this section and the following:

•	results of preclinical studies and clinical trials of our drug candidates, or those of our competitors or our existing or future collaborators;
•	regulatory or legal developments in the United States and other countries, especially changes in laws or regulations applicable to our drug candidates;
•	the success of competitive products or technologies;
•	introductions and announcements of new products by us, our collaboration partners, or our competitors, and the timing of these introductions or announcements;
•	actions taken by regulatory agencies with respect to our drug candidates, clinical studies, manufacturing process or sales and marketing terms;
•	actual or anticipated variations in our financial results or in those of companies that are perceived to be similar to us;
•	the success of our efforts to acquire or in-license additional technologies, products or drug candidates;
•	developments concerning our current or future collaborations, including but not limited to those with our sources of manufacturing supply and our commercialization partners;
•	market conditions in the pharmaceutical and biotechnology sectors;
•	announcements by us or our competitors of significant acquisitions, strategic collaborations, joint ventures or capital commitments;
•	developments or disputes concerning patents or other proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our drug candidates and products;
•	our ability or inability to raise additional capital and the terms on which we raise it;
•	the recruitment or departure of key personnel;
•	changes in the structure of healthcare payment systems;
•	actual or anticipated changes in earnings estimates or changes in stock market analyst recommendations regarding our common stock, other comparable companies or our industry generally;
•	our failure or the failure of our competitors to meet analysts’ projections or guidance that we or our competitors may provide to the market;
•	fluctuations in the valuation of companies perceived by investors to be comparable to us;
•	announcement and expectation of additional financing efforts;
•	speculation in the press or investment community;
•	trading volume of our common stock;
•	sales of our common stock by us or our stockholders;

•	the concentrated ownership of our common stock;
•	changes in accounting principles;
•	terrorist acts, acts of war or periods of widespread civil unrest, including the increasingly volatile global economic conditions resulting from the conflict in Ukraine;
•	effects of public health crises, pandemics and epidemics, such as COVID-19;
•	natural disasters and other calamities; and
•	general economic, industry and market conditions.

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

Based on the beneficial ownership of our common stock as of February 28, 2022, our executive officers, directors and affiliates beneficially owned a substantial percentage of our outstanding voting stock. As a result, these stockholders, if acting together, could have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, amendment of our organizational documents, any merger, consolidation or sale of all or substantially all of our assets and any other significant corporate transaction. The interests of these stockholders may not be the same as or may even conflict with your interests. For example, these stockholders could delay or prevent a change of control of our company, even if such a change of control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the prevailing market price of our common stock. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

The reporting on our assessment of the effectiveness of our internal control over financial reporting needs to include disclosure of any material weaknesses identified in our internal control over financial reporting, as well as a statement that our independent registered public accounting firm has audited the effectiveness of our internal control over financial reporting. Because we are no longer an emerging growth company, our independent registered public accounting firm is required to annually audit the effectiveness of our internal control over financial reporting, which has, and will continue to, require increased costs, expenses, and management resources. Undetected material weaknesses in our internal control over financial reporting could lead to financial statement restatements and require us to incur the expense of remediation. We are also required to disclose changes made in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting on a quarterly basis. To comply with the requirements of being a public company, we have undertaken, and may need to further undertake in the future, various actions, such as implementing new internal controls and procedures and hiring additional accounting staff.

As discussed in Part I, Item 4 of this Quarterly Report on Form 10-Q, in the course of preparing our financial statements, we identified material weaknesses in our internal control over financial reporting related to controls over segregation of duties in our journal entry and account reconciliation processes, and certain information technology general controls. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. As a result of the identified material weaknesses, our management concluded that our internal control over financial reporting was not effective as of November 30, 2021, which was previously reported in Part II, Item 9A of our Annual Report on Form 10-K for the fiscal year ended November 30, 2021. As of February 28, 2022, these material weaknesses have not been remediated. The material weaknesses identified in Part I, Item 4 of this Quarterly Report on Form 10-Q did not result in any misstatement of our financial statements. We have designed and have begun implementing a remediation plan for these material weaknesses. However, our remediation efforts may be inadequate, or we may in the future discover material weaknesses in other areas of our internal control over financial reporting that require remediation.

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

Unregistered Sales of Equity Securities

None.

Purchases of Equity Securities by Issuers and Affiliated Purchasers

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

10.1	Lease Agreement, dated as of March 1, 2022, between 8800 Technology Forest Pl, LLC and the Registrant					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1*	Certification of Principal Executive Officer and Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	Inline XBRL Instance Document - the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File (formatted as Inline XBRL and included in exhibit 101)					X

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

NURIX THERAPEUTICS, INC.

Date: April 8, 2022	By:	/s/ Arthur T. Sands
Arthur T. Sands, M.D., Ph.D.
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: April 8, 2022	By:	/s/ Hans van Houte
Hans van Houte
Chief Financial Officer (Principal Financial and Accounting Officer)