Form 10-Q
period 2022-05-31
Nurix Therapeutics, Inc.
filed 2022-07-07
CIK 1549595

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2022

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐    No  ☒

As of June 30, 2022, the Registrant had 47,041,875 shares of common stock, $0.001 par value per share, outstanding.

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
•

the timing and conduct of our clinical trial programs for our lead drug candidates NX-2127, NX-1607, NX-5948, DeTIL‑0255 and other drug candidates, including statements regarding the timing of initiation of clinical trials;

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

NURIX THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	May 31, 2022	November 30, 2021
Assets
Current assets:
Cash and cash equivalents	$41,533	$80,506
Short-term investments	255,746	215,214
Accounts receivable	—	6,000
Income tax receivable	—	204
Prepaid expenses and other current assets	9,510	9,194
Total current assets	306,789	311,118
Long-term investments	51,538	137,189
Operating lease right-of-use assets	15,418	14,005
Property and equipment, net	15,507	11,340
Restricted cash	901	286
Other assets	4,157	2,833
Total assets	$394,310	$476,771
Liabilities and stockholdersʼ equity
Current liabilities:
Accounts payable	$6,142	$6,650
Accrued expenses and other current liabilities	19,734	14,549
Operating lease liabilities, current	5,470	3,847
Deferred revenue, current	41,319	41,212
Total current liabilities	72,665	66,258
Operating lease liabilities, net of current portion	9,043	9,189
Deferred revenue, net of current portion	45,863	59,022
Total liabilities	127,571	134,469
Commitments and contingencies (Note 6)
Stockholdersʼ equity:
Preferred stock, $0.001 par value— 10,000,000 shares authorized as of May 31, 2022 and November 30, 2021; no shares issued and outstanding as of May 31, 2022 and November 30, 2021	—	—
Common stock, $0.001 par value— 500,000,000 shares authorized as of May 31, 2022 and November 30, 2021; 45,040,068 and 44,664,371 shares issued and outstanding as of May 31, 2022 and November 30, 2021, respectively	45	45
Additional paid-in capital	578,605	563,757
Accumulated other comprehensive loss	(3,085)	(608)
Accumulated deficit	(308,826)	(220,892)
Total stockholdersʼ equity	266,739	342,302
Total liabilities and stockholdersʼ equity	$394,310	$476,771

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NURIX THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended		Six Months Ended
	May 31,		May 31,
	2022	2021	2022	2021
Collaboration revenue	$11,432	$7,091	$21,053	$12,102
Operating expenses:
Research and development	47,493	25,994	90,630	48,997
General and administrative	9,654	7,511	18,882	14,041
Total operating expenses	57,147	33,505	109,512	63,038
Loss from operations	(45,715)	(26,414)	(88,459)	(50,936)
Interest and other income, net	314	171	525	489
Loss before income taxes	(45,401)	(26,243)	(87,934)	(50,447)
Provision for income taxes	—	139	—	210
Net loss	$(45,401)	$(26,382)	$(87,934)	$(50,657)
Net loss per share, basic and diluted	$(1.01)	$(0.60)	$(1.96)	$(1.23)
Weighted-average number of shares outstanding, basic and diluted	44,898,409	43,804,066	44,797,235	41,318,281

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NURIX THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	May 31,		May 31,
	2022	2021	2022	2021
Net loss	$(45,401)	$(26,382)	$(87,934)	$(50,657)
Other comprehensive loss, net of tax:
Unrealized loss on available-for-sale investments	(1,019)	(19)	(2,477)	(57)
Total comprehensive loss	$(46,420)	$(26,401)	$(90,411)	$(50,714)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NURIX THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

(unaudited)

	Common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Shares	Amount	capital	income (loss)	deficit	equity
Balance as of November 30, 2020	38,864,872	$39	$393,841	$87	$(103,698)	$290,269
Exercise of stock options	190,825	—	394	—	—	394
Repurchase of unvested early exercised stock options	(971)	—	—	—	—	—
Vesting of early-exercised stock options	—	—	40	—	—	40
Issuance under employee stock purchase plan	64,589	—	1,043	—	—	1,043
Stock-based compensation	—	—	2,700	—	—	2,700
Unrealized loss on available-for-sale investments	—	—	—	(38)	—	(38)
Net loss	—	—	—	—	(24,275)	(24,275)
Balance as of February 28, 2021	39,119,315	39	398,018	49	(127,973)	270,133
Issuance of common stock in connection with equity offering, net of offering costs of $643	5,175,000	5	150,152	—	—	150,157
Exercise of stock options	109,232	—	241	—	—	241
Vesting of early-exercised stock options	—	—	104	—	—	104
Stock-based compensation	—	—	3,944	—	—	3,944
Unrealized loss on available-for-sale investments	—	—	—	(19)	—	(19)
Net loss	—	—	—	—	(26,382)	(26,382)
Balance as of May 31, 2021	44,403,547	$44	$552,459	$30	$(154,355)	$398,178

	Common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Shares	Amount	capital	income (loss)	deficit	equity
Balance as of November 30, 2021	44,664,371	$45	$563,757	$(608)	$(220,892)	$342,302
Exercise of stock options	117,870	—	424	—	—	424
Vesting of early-exercised stock options	—	—	47	—	—	47
Issuance under employee stock purchase plan	71,207	—	1,064	—	—	1,064
Stock-based compensation	—	—	6,071	—	—	6,071
Unrealized loss on available-for-sale investments	—	—	—	(1,458)	—	(1,458)
Net loss	—	—	—	—	(42,533)	(42,533)
Balance as of February 28, 2022	44,853,448	45	571,363	(2,066)	(263,425)	305,917
Exercise of stock options	173,155	—	432	—	—	432
Vesting of restricted stock units	13,465	—	—	—	—	—
Vesting of early-exercised stock options	—	—	35	—	—	35
Stock-based compensation	—	—	6,775	—	—	6,775
Unrealized loss on available-for-sale investments	—	—	—	(1,019)	—	(1,019)
Net loss	—	—	—	—	(45,401)	(45,401)
Balance as of May 31, 2022	45,040,068	$45	$578,605	$(3,085)	$(308,826)	$266,739

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NURIX THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended May 31,
	2022	2021
Cash flows from operating activities
Net loss	$(87,934)	$(50,657)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,273	1,288
Stock-based compensation	12,846	6,644
Net amortization (accretion) of premium (discount) on investments	993	566
Loss on disposal of property and equipment	9	—
Amortization of operating lease right-of-use assets	2,612	1,576
Other	201	—
Changes in operating assets and liabilities:
Accounts receivable	6,000	(2,537)
Income tax receivable	—	704
Prepaid expenses and other assets	(1,515)	(837)
Accounts payable	1,747	2,119
Deferred revenue	(13,052)	19,899
Operating lease liabilities	(2,548)	(1,555)
Accrued expenses and other liabilities	2,824	(692)
Net cash used in operating activities	(75,544)	(23,482)
Cash flows from investing activities
Purchases of investments	(80,031)	(183,238)
Sales of investments	—	6,994
Maturities of investments	121,558	119,681
Purchases of property and equipment	(6,261)	(2,934)
Net cash (used in) provided by investing activities	35,266	(59,497)
Cash flows from financing activities
Proceeds from issuance of common stock, net of underwriting discounts and commissions and offering costs	—	150,157
Proceeds from exercise of stock options	856	631
Proceeds from issuance under employee stock purchase plan	1,064	1,043
Repurchase of unvested early exercised stock options	—	(1)
Net cash provided by financing activities	1,920	151,830
Net (decrease) increase in cash, cash equivalents and restricted cash	(38,358)	68,851
Cash, cash equivalents and restricted cash at beginning of period	80,792	119,526
Cash, cash equivalents and restricted cash at end of period	$42,434	$188,377

Supplemental disclosures of non-cash investing and financing activities:
Additions to property and equipment included in accounts payable and accrued expenses and other liabilities	$2,693	$607
Vesting of early exercised stock options	$82	$144

	As of May 31,
	2022	2021
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$41,533	$188,207
Restricted cash	901	170
Total cash, cash equivalents and restricted cash	$42,434	$188,377

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NURIX THERAPEUTICS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization

Description of Business

Nurix Therapeutics, Inc. (the Company) was incorporated in the state of Delaware on August 27, 2009 and is headquartered in San Francisco, California. The Company is a clinical stage biopharmaceutical company focused on the discovery, development and commercialization of small molecule and cell therapies based on the modulation of cellular protein levels as a novel treatment approach for cancer and other challenging diseases. Leveraging the Company’s expertise in E3 ligases together with its proprietary DNA-encoded libraries, the Company has built DELigase, an integrated discovery platform to identify and advance novel drug candidates targeting E3 ligases, a broad class of enzymes that can modulate proteins within the cell. Targeted Protein Modulation, our drug discovery approach, either harnesses or inhibits the natural function of E3 ligases within the ubiquitin-proteasome system to selectively decrease or increase cellular protein levels to treat disease.

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

The Company is not required to sell any shares at any time during the term of the Equity Distribution Agreement. The Company agreed to pay Piper Sandler a commission of 3% of the gross sales price of any shares sold pursuant to the Equity Distribution Agreement. As of May 31, 2022, the Company had not sold any shares of common stock pursuant to the Equity Distribution Agreement and $150.0 million in shares remained available under the Equity Distribution Agreement. In June 2022, the Company issued and sold 2,000,000 shares of common stock under the Equity Distribution Agreement for net proceeds of approximately $19.3 million, after deducting offering commissions and expenses paid by the Company (the June 2022 ATM Offering). As of the closing of the June 2022 ATM Offering, the Company had $130.0 million of common stock remaining available for sale under the Equity Distribution Agreement.

Liquidity and Management Plans

Since inception, the Company has generally incurred significant losses and negative net cash flows from operations. As of May 31, 2022, the Company had an accumulated deficit of $308.8 million and will require substantial additional capital for research and development activities. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales of its drug candidates currently in development. As of May 31, 2022, the Company had cash, cash equivalents and investments of $348.8 million.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The Company’s condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) and applicable rules and regulations of the SEC regarding interim financial reporting. The Company’s condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for the fair statement of the Company’s financial position as of and for the three and six months ended May 31, 2022. The condensed consolidated balance sheet as of November 30, 2021 was derived from the audited annual financial statements as of that date. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted from these interim financial statements. These interim financial statements and related disclosures have been prepared with the presumption that users of the interim financial statements have read or have access to the audited annual financial statements for the preceding fiscal year. Accordingly, these financial statements should be read in conjunction with the audited annual financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended November 30, 2021, as filed with the SEC. These interim results are not necessarily indicative of results to be expected for the full fiscal year or any future interim period. Certain prior year amounts have been reclassified for consistency with the current year cash flow presentation. The reclassification did not impact total cashflow from operating, investing or financing activities.

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

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The extent to which the COVID-19 pandemic may directly or indirectly impact the Company’s financial statements is highly uncertain and subject to change. Management considered the potential impact of the COVID-19 pandemic on its estimates and assumptions and there was not a material impact to the Company’s condensed consolidated financial statements as of and for the three and six months ended May 31, 2022; however, actual results could differ from those estimates and there may be changes to management’s estimates in future periods.

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

Deferred revenue, which is a contract liability, represents net amounts received by the Company for which the related revenues have not been recognized because one or more of the revenue recognition criteria have not been met. The current portion of deferred revenue represents the amount to be recognized within one year from the condensed consolidated balance sheet date based on the estimated performance period of the underlying performance obligation. The noncurrent portion of deferred revenue represents amounts to be recognized after one year through the end of the performance period of the performance obligation.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (ASU 2016-02), which requires the lessee to recognize a ROU asset and a lease liability for operating leases, initially measured at the present value of lease payments, in its consolidated balance sheet. On November 30, 2021, the Company adopted ASU 2016-02 using the alternative modified transition method effective as of December 1, 2020. As a result, the Company has retrospectively changed its previously issued condensed consolidated financial statements as of May 31, 2021 and for the three and six months ended May 31, 2021 as presented in its May 31, 2021 Quarterly Report on Form 10-Q to reflect the adoption of Topic 842 on December 1, 2020. The condensed consolidated financial statements for the three and six months ended May 31, 2021 presented herein differ from the Company’s condensed consolidated financial statements included in its May 31, 2021 Quarterly Report on Form 10-Q, as those financial statements were prepared using the former accounting standard referred to as ASC Topic 840, Leases.

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

The following table summarizes the effect of the adoption of Topic 842 on the condensed consolidated statement of cash flows for the six months ended May 31, 2021 (in thousands):

	As Previously Reported	Impact of Topic 842 Adoption	As Adjusted
Cash flows from operating activities
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of operating lease right-of-use assets	—	1,576	1,576
Changes in operating assets and liabilities:
Operating lease liabilities	—	(1,555)	(1,555)
Accrued expenses and other liabilities	(671)	(21)	(692)

3. Collaboration Agreements

Gilead

In June 2019, the Company entered into a global strategic collaboration agreement with Gilead, which was amended in August 2019 (the Gilead Agreement), to discover, develop and commercialize a pipeline of targeted protein degradation drugs for patients with cancer and other challenging diseases using the Company’s DELigase platform to identify novel agents that utilize E3 ligases to induce degradation of five specified drug targets. Under the Gilead Agreement, Gilead has the option to license drug candidates directed to up to five targets resulting from the collaboration and is responsible for the clinical development and commercialization of drug candidates resulting from the collaboration. The Company retains the option to co-develop and co-promote, under a profit share structure, up to two drug candidates in the United States under certain conditions and subject to certain limitations. The collaboration excludes the Company’s current internal protein degradation programs for which the Company retains all rights, and also excludes the Company’s future internal programs, provided that the Company has distinguished future programs as excluded from the scope of the collaboration.

Upon signing the Gilead Agreement, Gilead paid the Company an upfront payment of $45.0 million plus $3.0 million in additional fees. In addition, from the signing of the Gilead Agreement to May 31, 2022, the Company has received payments of $30.5 million for research milestones and additional payments. Additionally, the Company recognized a research milestone in May 2022 and anticipates a payment of $1.5 million in the third fiscal quarter of 2022. As of May 31, 2022, the Company is eligible to receive up to approximately $2.3 billion in total additional payments based on certain additional fees, payments and the successful completion of certain preclinical, clinical, development and sales milestones. In addition, the Company is eligible to receive tiered royalties from mid-single digit to low tens percentages on annual net sales from any commercial products directed to the optioned collaboration targets, subject to certain reductions and excluding sales in the United States of any products for which the Company exercises its option to co-develop and co-promote, for which the Company and Gilead share profits and losses evenly.

The Company re-evaluates the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur. The Company determined that the transaction price at the inception of the Gilead Agreement consisted of the upfront payment of $45.0 million and $3.0 million in additional fees. Upon the achievement of research milestones and additional fees related to target reservations, $32.0 million in variable consideration was added to the transaction price, and a cumulative effect was recorded as revenue in the period the transaction price increased. The transaction price is recognized as collaboration revenue using the cost-based input method over the estimated contract term of five years.

For the three and six months ended May 31, 2022, the Company recognized collaboration revenue related to the Gilead Agreement of $6.1 million and $12.3 million, respectively, of which $5.3 million and $8.6 million, respectively, was included in deferred revenue as of November 30, 2021, and $0.6 million and $3.1 million, respectively, was related to activities satisfied in previous periods. For the three and six months ended May 31, 2021, the Company recognized collaboration revenue related to the Gilead Agreement of $3.7 million and $6.5 million, respectively, of which $2.9 million and $5.6 million, respectively, was included in deferred revenue as of November 30, 2020, and $0.6 million and $0.6 million, respectively, was related to activities satisfied in previous periods. As of May 31, 2022, deferred revenue related to the Gilead Agreement was $34.8 million, of which $17.0 million was current and includes $1.5 million in contract assets representing the unbilled amount related to the research milestone recognized in May 2022. As of November 30, 2021, deferred revenue related to the Gilead Agreement was $41.1 million, of which $19.9 million was current. Additionally, as of November 30, 2021, $6.0 million was recorded in accounts receivable representing the billed amount related to the research milestones recognized in November 2021.

Sanofi

In December 2019, the Company entered into a strategic collaboration with Genzyme Corporation, a subsidiary of Sanofi, which became effective in January 2020 (as subsequently expanded and amended, the Sanofi Agreement), to discover, develop and commercialize a pipeline of targeted protein degradation drugs for patients with challenging diseases in multiple therapeutic areas using the Company’s DELigase platform to identify small molecules designed to induce degradation of three specified initial drug targets. In January 2021, as part of the existing collaboration agreement, Sanofi paid the Company $22.0 million to exercise its option to expand the number of targets in the collaboration agreement from three to a total of five targets. In January 2021, the Company and Sanofi entered into a first amendment to the collaboration agreement to modify the research term on all targets (the First Sanofi Amendment). Over time and subject to certain limitations, Sanofi may elect to replace the drug targets with other reserved targets. In December 2021, the Company and Sanofi entered into a second amendment to the collaboration agreement to extend the substitution deadline on certain targets. Under the Sanofi Agreement, Sanofi has exclusive rights and is responsible for the clinical development, commercialization and manufacture of drug candidates resulting from the collaboration, while the Company retains the option to co-develop, co-promote and co-commercialize up to two targets, subject to certain conditions and limitations.

Upon signing the Sanofi Agreement, Sanofi paid the Company an upfront payment of $55.0 million. Subsequently, in January 2021, Sanofi paid the Company an additional $22.0 million to exercise its option to expand the number of targets beyond the initial targets included in the collaboration. In addition, from the signing of the Sanofi Agreement to May 31, 2022, the Company has received payments of $3.0 million for research milestones. As of May 31, 2022, the Company is eligible to receive up to approximately $2.5 billion in total additional payments based on certain additional fees, payments and the successful completion of certain research development, regulatory and sales milestones, as well as tiered royalties ranging from mid-single digit to low teen percentages on annual net sales of any commercial products that may result from the collaboration, subject to certain reductions and excluding sales in the United States of any products for which the Company exercises its option to co-develop and co-promote, for which the parties share profits and losses evenly.

The Company re-evaluates the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur. At the inception of the Sanofi Agreement, the Company determined that the transaction price consisted of the upfront payment of $55.0 million for three initial drug targets and $22.0 million for two additional targets. Subsequently, upon the achievement of research milestones, $3.0 million in variable consideration was added to the transaction price, and a cumulative effect was recorded as revenue in the period the transaction price increased. Revenue is recognized over the research term of 4.25 years, the revised research period that was agreed to in January 2021 in the First Sanofi Amendment, using the cost-based input method.

For the three and six months ended May 31, 2022, the Company recognized collaboration revenue related to the Sanofi Agreement of $5.3 million and $8.7 million, respectively, of which $5.3 million and $8.2 million, respectively, was included in deferred revenue as of November 30, 2021 and zero and $0.5 million, respectively, was related to activities satisfied in previous periods. For the three and six months ended May 31, 2021, the Company recognized collaboration revenue related to the Sanofi Agreement of $3.3 million and $5.6 million, respectively, all of which was included in deferred revenue as of November 30, 2020. As of May 31, 2022 and November 30, 2021, deferred revenue related to the Sanofi Agreement was $52.4 million, of which $24.3 million was current, and $59.2 million, of which $21.3 million was current, respectively.

4. Condensed Consolidated Balance Sheet Components

Property and Equipment, Net

Property and equipment, net, consisted of the following (in thousands):

	May 31,	November 30,
	2022	2021
Laboratory equipment	$23,374	$18,321
Leasehold improvements	3,082	3,083
Computer equipment	774	538
Furniture and fixtures	437	437
Software	4,183	3,349
Software in progress	350	491
Total property and equipment, gross	32,200	26,219
Less: Accumulated depreciation and amortization	(16,693)	(14,879)
Total property and equipment, net	$15,507	$11,340

Depreciation and amortization expense was $1.3 million and $0.6 million for the three months ended May 31, 2022 and 2021, respectively, and $2.3 million and $1.3 million for the six months ended May 31, 2022 and 2021, respectively. All long-lived assets are maintained in the United States.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	May 31,	November 30,
	2022	2021
Accrued compensation	$7,856	$8,854
Accrued contract research and lab supplies	7,765	4,158
Accrued professional services	1,847	803
Accrued taxes	26	75
Other	2,240	659
Total accrued expenses and other current liabilities	$19,734	$14,549

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

The following tables present the Company’s investments, which consist of cash equivalents and investments classified as available-for-sale investments, that are measured at fair value on a recurring basis as of May 31, 2022 and November 30, 2021 (in thousands):

May 31, 2022	Level	Amortized cost	Unrealized gain	Unrealized loss	Estimated fair value
Money market funds	Level 1	$41,622	$—	$—	$41,622
U.S. treasury securities	Level 1	81,901	—	(539)	81,362
Corporate debt securities	Level 2	70,858	—	(734)	70,124
U.S. government agency securities	Level 2	20,496	—	(176)	20,320
Corporate commercial paper	Level 2	58,260	—	—	58,260
Foreign government securities	Level 2	17,170	—	(153)	17,017
Municipal securities	Level 2	8,698	—	(35)	8,663
Long-term investments:
U.S. treasury securities	Level 1	9,986	—	(225)	9,761
Corporate debt securities	Level 2	27,112	—	(729)	26,383
U.S. government agency securities	Level 2	15,888	6	(500)	15,394
Total		$351,991	$6	$(3,091)	$348,906
Included in Cash and cash equivalents		$41,622	$—	$—	$41,622
Included in Short-term investments		$257,383	$—	$(1,637)	$255,746
Included in Long-term investments		$52,986	$6	$(1,454)	$51,538

November 30, 2021	Level	Amortized cost	Unrealized gain	Unrealized loss	Estimated fair value
Money market funds	Level 1	$73,438	$—	$—	$73,438
U.S. treasury securities	Level 1	20,608	—	(9)	20,599
Corporate debt securities	Level 2	46,599	1	(54)	46,546
U.S. government agency securities	Level 2	16,496	1	(14)	16,483
Corporate commercial paper	Level 2	121,495	—	—	121,495
Municipal securities	Level 2	10,082	9	—	10,091
Long-term investments:
U.S. treasury securities	Level 1	39,932	—	(85)	39,847
Corporate debt securities	Level 2	74,334	—	(365)	73,969
U.S. government agency securities	Level 2	16,236	—	(67)	16,169
Municipal securities	Level 2	7,229	—	(25)	7,204
Total		$426,449	$11	$(619)	$425,841
Included in Cash and cash equivalents		$73,438	$—	$—	$73,438
Included in Short-term investments		$215,280	$11	$(77)	$215,214
Included in Long-term investments		$137,731	$—	$(542)	$137,189

The accrued interest receivable related to the Company’s investments was $0.7 million and $0.9 million as of May 31, 2022 and November 30, 2021, respectively, and was included in prepaid expenses and other current assets on the condensed consolidated balance sheet.

The Company classifies its money market funds and U.S. treasury securities, which are valued based on quoted market prices in active markets with no valuation adjustment, as Level 1 assets within the fair value hierarchy.

The Company classifies its investments in corporate debt securities, U.S. government agency securities, corporate commercial paper, and municipal securities as Level 2 assets within the fair value hierarchy. The fair values of these investments are estimated by taking into consideration valuations obtained from third-party pricing services. The pricing services utilize industry standard valuation models, including both income- and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of and broker/dealer quotes on the same or similar securities, issuer credit spreads, benchmark securities, prepayment/default projections based on historical data and other observable inputs. There were no transfers of financial instruments between valuation levels during the three and six months ended May 31, 2022 and 2021.

As of May 31, 2022 and November 30, 2021, the unrealized losses for available-for-sale investments were non-credit related, and the Company does not intend to sell the investments that were in an unrealized loss position, nor will it be required to sell those investments before recovery of their amortized cost basis, which may be maturity. As of May 31, 2022 and November 30, 2021, no allowance for credit losses for the Company’s investments was recorded. During the three and six months ended May 31, 2022 and 2021, the Company did not recognize any impairment losses related to investments.

6. Commitments and Contingencies

Legal Proceedings

From time to time, the Company may be involved in legal proceedings in the ordinary course of business. The Company accrues a liability for such matters when it is probable that future expenditures will be made and that such expenditures can be reasonably estimated. Significant judgment is required to determine both probability and the estimated amount. Legal fees and other costs associated with such actions are expensed as incurred. As of May 31, 2022, the Company was not a party to any material legal proceedings.

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

Operating Leases

The Company leases office and laboratory facilities within the same building in San Francisco, California under several lease agreements. The term of these lease agreements expire on April 30, 2025.

In July 2021, the Company entered into a lease agreement for the lease of approximately 19,320 square feet of office space in San Francisco, California, for a research and development laboratory and related uses. The lease commenced on December 1, 2021 and will expire on June 30, 2024, unless terminated earlier.

In March 2022, the Company entered into a lease agreement for the lease of approximately 46,434 square feet of office space in The Woodlands, Texas, for a research and development laboratory and related uses. The lease is expected to commence on or about August 1, 2022, and will expire on March 1, 2035, unless terminated earlier. The minimum rent payable by the Company under the lease will be approximately $205,084 per month, beginning on March 1, 2023, which amount will increase by 3% per year over the term of the lease; provided that, for the period between March 1, 2023 and February 29, 2024, the minimum rent payable by the Company under the lease will be approximately $153,813 per month. The Company will also be responsible for the payment of additional rent to cover the Company’s share of the annual operating and tax expenses and utilities costs for the building.

Operating lease expenses, excluding additional rent charges for utilities, maintenance and real estate taxes, were $1.5 million and $0.9 million for the three months ended May 31, 2022 and 2021, respectively, and $2.8 million and $1.7 million for the six months ended May 31, 2022 and 2021, respectively. Short-term lease expense was not material for all periods presented.

Other information related to leases were as follows (in thousands):

	Six Months Ended May 31,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Cash flows from operating leases	$3,564	$1,792
Supplemental disclosures of non-cash investing and financing activities:
Right-of-use assets recognized in exchange for lease obligations	$4,804	$2,097

The undiscounted future non-cancellable lease payments under the Company’s lease agreements as of May 31, 2022 were as follows (in thousands):

Year ending November 30,	Operating Leases
2022 (remaining 6 months)	$2,753
2023	6,976
2024	7,422
2025	4,330
2026	2,670
2027	2,750
2028 to 2035	22,556
Total undiscounted lease payments	49,457
Less: imputed interest	(630)
Less: undiscounted lease payments related to the lease in The Woodlands, Texas	(34,314)
Total lease liabilities	$14,513
Operating lease current liabilities	$5,470
Operating lease long-term liabilities	9,043
Total lease liabilities	$14,513

7. Common Stock

The Company’s Restated Certificate of Incorporation authorizes the Company to issue up to 500,000,000 shares of common stock, $0.001 par value per share, as of May 31, 2022 and November 30, 2021. Holders of common stock are entitled to dividends when and if declared by the Company’s board of directors, subject to the prior rights of the holders of shares of preferred stock. The holder of each share of common stock is entitled to one vote. As of May 31, 2022, no dividends have been declared.

Common stock reserved for future issuance, on an as-if converted basis, as of May 31, 2022 and November 30, 2021, consists of the following:

	May 31,	November 30,
	2022	2021
Issuance of options under stock option plan	6,441,714	5,878,552
Shares available for future stock option grants	2,822,655	2,562,570
Shares available for issuance under employee stock purchase plan	1,390,620	1,015,184
Restricted stock units issued and outstanding	678,837	20,000
Total common stock reserved for future issuance	11,333,826	9,476,306

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

Option activity under the Stock Plans is set forth below:

	Number of options outstanding	Weighted- average exercise price	Weighted- average contractual life (in years)	Aggregate intrinsic value(1) (in thousands)
Balances as of November 30, 2021	5,878,552	$19.42	8.67	$65,692
Options granted	1,132,507	18.18
Options exercised	(291,025)	2.94
Options forfeited	(278,320)	21.86
Balances as of May 31, 2022	6,441,714	$19.84	8.52	$8,336
Options vested and expected to vest as of May 31, 2022(2)	6,375,014	$19.93	8.52	$8,394
Options exercisable as of May 31, 2022	2,919,718	$13.67	7.87	$8,147
(1)

The aggregate intrinsic values were calculated as the pre-tax difference between the exercise price of stock options and the quoted market price of the Company’s common stock on May 31, 2022 for all in-the-money stock options.

(2)

Certain stock options granted by the Company prior to the date of IPO are exercisable at the date of grant, with unvested shares subject to repurchase by the Company in the event of voluntary or involuntary termination of employment of the stockholder. Such exercises are recorded as a liability in the condensed consolidated balance sheets and reclassified into equity as the options vest. As of May 31, 2022, a total of 33,300 shares of common stock were subject to repurchase by the Company at the lower of (i) the fair market value of such shares on the date of repurchase, or (ii) the original exercise price of such shares. The corresponding exercise value of $0.2 million as of May 31, 2022 is recorded in share-based compensation liability.

RSU activity under the Stock Plans is set forth below:

	Number of RSUs	Weighted-average grant date fair value
Balances as of November 30, 2021	20,000	$27.42
RSUs granted	701,332	20.00
RSUs vested	(13,465)	19.49
RSUs forfeited	(29,030)	23.64
Balances as of May 31, 2022	678,837	$20.07

Employee Stock Purchase Plan

Under the Company’s 2020 Employee Stock Purchase Plan (the ESPP), eligible employees are entitled to purchase shares of common stock with accumulated payroll deductions. During the six months ended May 31, 2022, the Company issued 71,207 shares pursuant to the ESPP at a weighted-average price of $14.94 per share.

Stock-Based Compensation

Stock-based compensation expense related to the Stock Plans and the ESPP that is included in the Company’s condensed consolidated statements of operations is as follows (in thousands):

	Three Months Ended,		Six Months Ended,
	May 31,		May 31,
	2022	2021	2022	2021
Research and development	$3,996	$2,015	$7,537	$3,238
General and administrative	2,779	1,929	5,309	3,406
Total stock-based compensation	$6,775	$3,944	$12,846	$6,644

As of May 31, 2022, the total compensation cost related to stock-based awards not yet recognized was $68.2 million, which is expected to be amortized on a straight-line basis over the weighted-average remaining vesting period of approximately 2.8 years.

9. Defined Contribution Plan

The Company sponsors a defined-contribution savings plan under Section 401(k) of the Internal Revenue Code of 1986, as amended (the 401(k) Plan), which provides for the Company to make discretionary matching or discretionary annual contributions to the 401(k) Plan, for its employees. Substantially all of the Company’s employees are eligible to participate. Employees may contribute a percentage of their annual compensation to the plan, subject to statutory limitations. The Company has made contributions to the 401(k) Plan and recorded contribution expense of $0.2 million and $0.2 million during the three months ended May 31, 2022 and 2021, respectively, and $0.7 million and $0.4 million during the six months ended May 31, 2022 and 2021, respectively.

10. Income Taxes

For the three month and six months ended May 31, 2022, the Company did not record any current income tax expense or provision and for the three month and six months ended May 31, 2021, the Company recorded a current income tax expense of $0.1 million and $0.2 million, respectively. Deferred income taxes reflect the net tax effects of loss and credit carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Realization of the deferred tax assets is dependent upon future taxable income, the amount, if any, and timing of which are uncertain. The Company has generated losses since inception and has established a valuation allowance to offset deferred tax assets as of May 31, 2022 and November 30, 2021 due to the uncertainty of realizing future tax benefits from its net operating loss carryforwards and other deferred tax assets.

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

11. Net Loss Per Share

The following table sets forth the computation of the Company’s basic and diluted net loss per share attributable to common stockholders, which excludes shares which are legally outstanding but subject to repurchase by the Company (in thousands, except share and per share data):

	Three Months Ended		Six Months Ended
	May 31,		May 31,
	2022	2021	2022	2021
Numerator:
Net loss	$(45,401)	$(26,382)	$(87,934)	$(50,657)
Denominator:
Weighted-average number of shares outstanding, basic and diluted	44,898,409	43,804,066	44,797,235	41,318,281
Net loss per share, basic and diluted	$(1.01)	$(0.60)	$(1.96)	$(1.23)

The following potentially dilutive securities were excluded from the computation of the diluted net loss per share of common stock for the periods presented because their effect would have been anti-dilutive:

	May 31,
	2022	2021
Options to purchase common stock	6,441,714	5,141,041
Options early exercised subject to vesting	33,300	95,124
Shares expected to be purchased under employee stock purchase plan	73,851	40,486
Restricted stock	678,837	—
Total	7,227,702	5,276,651

12. Related Party Transactions

The Company’s Chief Financial Officer is a trustee for the Company’s healthcare plan provider. Expenses related to the healthcare plan premiums were $0.9 million and $0.6 million for the three months ended May 31, 2022 and 2021, respectively, and $1.9 million and $1.1 million for the six months ended May 31, 2022 and 2021, respectively. As of May 31, 2022 and November 30, 2021, the amount recorded in accrued liabilities and accounts payable in connection with this healthcare plan provider was not material.

13. Subsequent Events

Refer to Note 1 for more information regarding the June 2022 ATM Offering.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with (1) the unaudited condensed consolidated financial statements and the related notes included in Part I, Item 1 of this Quarterly Report on Form 10‑Q and (2) the audited consolidated financial statements and related notes and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended November 30, 2021 included in our Annual Report on Form 10‑K filed on January 28, 2022 (2021 Form 10‑K). As discussed in the section titled “Special Note Regarding Forward Looking Statements,” the following discussion and analysis contains forward looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those identified below and those discussed in the section titled “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10‑Q.

Overview

We are a clinical stage biopharmaceutical company focused on the discovery, development and commercialization of small molecule and cell therapies based on the modulation of cellular protein levels as a novel treatment approach for cancer and other challenging diseases. Leveraging our extensive expertise in E3 ligases together with our proprietary DNA-encoded libraries, we have built DELigase, an integrated discovery platform to identify and advance novel drug candidates targeting E3 ligases, a broad class of enzymes that can modulate proteins within the cell. Targeted Protein Modulation, our drug discovery approach, either harnesses or inhibits the natural function of E3 ligases within the ubiquitin-proteasome system to selectively decrease or increase cellular protein levels to treat disease. Our wholly owned pipeline comprises four clinical stage drug candidates in our Targeted Protein Degradation and Targeted Protein Elevation portfolios.

Targeted Protein Degradation:

Our portfolio of targeted protein degraders of Bruton’s tyrosine kinase (BTK), a B‑cell signaling protein, comprises NX‑2127, an orally bioavailable BTK degrader for the treatment of relapsed or refractory B‑cell malignancies, and NX‑5948, an orally bioavailable BTK degrader for the treatment of relapsed or refractory B-cell malignancies and potentially autoimmune diseases.

NX‑2127: We are currently enrolling patients in a Phase 1a/1b dose-escalation and cohort expansion study in patients with relapsed or refractory B-cell malignancies. We have initiated the first of several potential Phase 1b expansion cohorts for patients with relapsed chronic lymphocytic leukemia, and enrollment continues in the Phase 1a dose-escalation portion of the trial for patients with several types of non-Hodgkin lymphoma.

NX-5948: We are currently enrolling patients in the Phase 1a portion of a Phase 1a/1b dose-escalation and cohort expansion study in patients with relapsed or refractory B-cell malignancies.

Targeted Protein Elevation:

Our portfolio of inhibitors of Casitas B-lineage lymphoma proto-oncogene B (CBL-B), an E3 ligase that regulates the activation of multiple immune cell types including T cells and NK cells, comprises NX-1607, an orally bioavailable CBL-B inhibitor for immuno-oncology indications and for which we were awarded an Innovative Passport from the UK Medicines and Healthcare products Regulatory Agency to accelerate time to market and facilitate patient access to novel drugs to treat serious and life-threatening diseases, and NX-0255, for ex vivo use to enhance adoptive T-cell therapy including our drug-enhanced tumor infiltrating lymphocyte (TIL) therapy, DeTIL-0255.

NX-1607: We are currently enrolling patients in the Phase 1a portion of a Phase 1a/1b dose-escalation and cohort expansion study in patients with solid tumors and lymphomas.

DeTIL-2055: We are currently enrolling patients in the Phase 1 clinical trial for our first cell therapy candidate, DeTIL-0255, in patients with gynecologic cancers including ovarian cancer, endometrial cancer, and cervical cancer.

Preclinical programs:

Beyond our clinical candidates, we are advancing additional wholly owned and partnered preclinical programs within our core therapeutic focus in cancer and selectively in non-oncology therapeutic areas. Our pipeline includes highly validated and classically undruggable targets across our proprietary efforts, academic collaborations and our established strategic collaborations with Sanofi S.A. (Sanofi), and Gilead Sciences, Inc. (Gilead).

Since the commencement of our operations, we have devoted substantially all of our resources to conducting research and development activities, establishing and maintaining our intellectual property portfolio, establishing our corporate infrastructure, raising capital and providing general and administrative support for these operations. We have funded our operations to date primarily from proceeds received under collaboration and license agreements with Sanofi, Gilead, and Celgene Corporation and the issuance and sale of common stock and redeemable convertible preferred stock. We do not expect to generate product revenue unless and until we successfully develop and obtain approval for the commercialization of a drug candidate, and we cannot assure you that we will ever generate significant revenue or profits.

Since inception, we have generally incurred significant losses and negative cash flows from operations. During the six months ended May 31, 2022 and 2021, we incurred net losses of $87.9 million and $50.7 million, respectively. As of May 31, 2022, we had an accumulated deficit of $308.8 million. These losses have resulted primarily from costs incurred in connection with research and development activities and general and administrative costs associated with our operations.

We do not expect to generate any revenue from commercial product sales unless and until we successfully complete development and obtain regulatory approval for one or more of our drug candidates, which we expect will take a number of years, if ever. We expect our expenses will increase substantially as we advance our drug candidates through preclinical and clinical development; enter advanced clinical development and scale up external manufacturing capabilities to supply clinical trials; apply our DELigase platform to advance additional drug candidates and expand the capabilities of our platform; seek marketing approvals for any drug candidates that successfully complete clinical trials; ultimately establish a sales, marketing and distribution infrastructure and scale up external manufacturing capabilities to commercialize any products for which we may obtain marketing approval; expand, maintain and protect our intellectual property portfolio; and hire additional clinical, regulatory, manufacturing, quality assurance and scientific personnel. Furthermore, we expect to continue to incur additional costs associated with operating as a public company, including significant legal, accounting, insurance, investor relations and other administrative and professional services expenses.

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

As of May 31, 2022, we had $348.8 million in cash, cash equivalents and investments. In July 2020, we closed our initial public offering (IPO) and issued 12,550,000 shares of our common stock (including the exercise by the underwriters of their option to purchase an additional 1,550,000 shares of common stock in August 2020) at a price to the public of $19.00 per share for net proceeds of $218.1 million, after deducting underwriting discounts and commissions of $16.7 million and expenses of $3.6 million. In March 2021, we completed a follow-on offering and issued 5,175,000 shares of our common stock (including the exercise by the underwriters of their option to purchase an additional 675,000 shares of common stock) at a price to the public of $31.00 per share for net proceeds of $150.2 million, after deducting underwriting discounts and commissions of $9.6 million and expenses of $0.6 million. We expect that our existing cash, cash equivalents and investments are sufficient to fund our operations for at least the next 12 months. See the section titled “—Liquidity and Capital Resources” for more information. To finance our operations beyond that point, we will need to raise substantial additional capital to complete the development and commercialization of our drug candidates. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing and distribution arrangements. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans.

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

Collaborations and License Agreements

Gilead Collaboration, Option and License Agreement

In June 2019, we entered into a global strategic collaboration agreement with Gilead, which was amended in August 2019 (the Gilead Agreement), to discover, develop and commercialize a pipeline of targeted protein degradation drugs for patients with cancer and other challenging diseases using our DELigase platform to identify novel agents that utilize E3 ligases to induce degradation of five specified drug targets. Under the Gilead Agreement, Gilead has the option to license drug candidates directed to up to five targets resulting from the collaboration and is responsible for the clinical development and commercialization of drug candidates resulting from the collaboration. We retain the option to co-develop and co-promote, under a profit share structure, up to two drug candidates in the United States under certain conditions and subject to certain limitations. The collaboration excludes our current internal protein degradation programs for which we retain all rights, and also excludes our future internal programs, provided that we have distinguished future programs as excluded from the scope of the collaboration.

Upon signing the Gilead Agreement, Gilead paid us an upfront payment of $45.0 million plus $3.0 million in additional fees. In addition, from the signing of the Gilead Agreement to May 31, 2022, we received payments of $30.5 million for research milestones and additional payments. Additionally, we recognized a research milestone in May 2022 and anticipate a payment of $1.5 million in the third fiscal quarter of 2022. As of May 31, 2022, we are eligible to receive up to approximately $2.3 billion in total additional payments based on certain additional fees, payments and the successful completion of certain preclinical, clinical, development and sales milestones. In addition, we are eligible to receive tiered royalties from mid-single digit to low tens percentages on annual net sales from any commercial products directed to the optioned collaboration targets, subject to certain reductions and excluding sales in the United States of any products for which we exercise our option to co-develop and co-promote, for which we share profits and losses evenly.

We recognized collaboration revenue from the Gilead Agreement of $6.1 million and $12.3 million during the three and six months ended May 31, 2022, respectively, and $3.7 million and $6.5 million during the three and six months ended May 31, 2021, respectively. As of May 31, 2022 and November 30, 2021, there was $34.8 million and $41.1 million, respectively, of deferred revenue related to payments received and to be received by us under the Gilead Agreement.

Sanofi Collaboration and License Agreement

In December 2019, we entered into a strategic collaboration with Genzyme Corporation, a subsidiary of Sanofi, which became effective in January 2020 (as subsequently expanded and amended, the Sanofi Agreement), to discover, develop and commercialize a pipeline of targeted protein degradation drugs for patients with challenging diseases in multiple therapeutic areas using our DELigase platform to identify small molecules designed to induce degradation of three specified initial drug targets. In January 2021, as part of the existing collaboration, Sanofi paid us $22.0 million to exercise its option to expand the number of targets in the collaboration agreement from three to a total of five targets. Over time and subject to certain limitations, Sanofi may elect to replace the drug targets with other reserved targets. In January 2021, we entered into the First Sanofi Amendment to the collaboration agreement with Sanofi to modify the research term on all targets. In December 2021, we entered into the Second Sanofi Amendment to the collaboration agreement with Sanofi to extend the substitution deadline on certain targets. Under the Sanofi Agreement, Sanofi has exclusive rights and is responsible for the clinical development, commercialization and manufacture of drug candidates resulting from the collaboration, while we retain the option to co-develop, co-promote and co-commercialize all drug candidates in the United States directed to up to two targets under certain conditions, subject to certain conditions and limitations.

Upon signing the Sanofi Agreement, Sanofi paid us an upfront payment of $55.0 million. Subsequently, in January 2021, Sanofi paid us an additional $22.0 million to exercise its option to expand the number of targets beyond the initial targets included in the collaboration. In addition, from the signing of the Sanofi Agreement to May 31, 2022, we received payments of $3.0 million for research milestones. As of May 31, 2022, we are eligible to receive up to approximately $2.5 billion in total additional payments based on certain additional fees, payments and the successful completion of certain research development, regulatory and sales milestones, as well as tiered royalties ranging from mid-single digit to low teen percentages on annual net sales of any commercial products that may result from the collaboration, subject to certain reductions and excluding sales in the United States of any products for which we exercise our option to co-develop and co-promote, for which we share profits and losses evenly.

We recognized collaboration revenue from the Sanofi Agreement of $5.3 million and $8.7 million during the three and six months ended May 31, 2022, respectively, and $3.3 million and $5.6 million during the three and six months ended May 31, 2021, respectively. As of May 31, 2022 and November 30, 2021, there was $52.4 million and $59.2 million, respectively, of deferred revenue related to payments received by us under the Sanofi Agreement.

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

General and Administrative Expenses

General and administrative expenses consist primarily of payroll and personnel expenses, including benefits and stock-based compensation, facilities-related expenses and professional fees for legal, consulting and audit and tax services. We expect our general and administrative expenses to increase for the foreseeable future as we continue to improve our infrastructure, increase our headcount and operate as a public company. This may include expenses related to compliance with the rules and regulations of the Securities and Exchange Commission (SEC) and listing standards applicable to companies listed on a national securities exchange, additional insurance, investor relations activities and other administrative and professional services. We also expect our intellectual property expenses to increase as we expand our intellectual property portfolio.

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

Our critical accounting policies and more significant areas involving management’s judgments and estimates used in preparation of our financial statements are discussed in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2021 Form 10-K. There have been no significant changes to these policies for the three and six months ended May 31, 2022.

Recent Accounting Pronouncements

See Note 2, “Summary of significant accounting policies—Recent accounting pronouncements” to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information.

Results of Operations

Comparison of the three and six months ended May 31, 2022 and 2021

Our results of operations for the three and six months ended May 31, 2022 and 2021 are summarized as follows (in thousands):

	Three Months Ended			Six Months Ended
	May 31,			May 31,
	2022	2021	Change	2022	2021	Change
Collaboration revenue	$11,432	$7,091	$4,341	$21,053	$12,102	$8,951
Operating expenses:
Research and development	47,493	25,994	21,499	90,630	48,997	41,633
General and administrative	9,654	7,511	2,143	18,882	14,041	4,841
Total operating expenses	57,147	33,505	23,642	109,512	63,038	46,474
Loss from operations	(45,715)	(26,414)	(19,301)	(88,459)	(50,936)	(37,523)
Interest and other income, net	314	171	143	525	489	36
Loss before income taxes	(45,401)	(26,243)	(19,158)	(87,934)	(50,447)	(37,487)
Provision for income taxes	—	139	(139)	—	210	(210)
Net loss	$(45,401)	$(26,382)	$(19,019)	$(87,934)	$(50,657)	$(37,277)

Collaboration Revenue

Our collaboration revenue for the three and six months ended May 31, 2022 and 2021 is summarized as follows (in thousands):

	Three Months Ended			Six Months Ended
	May 31,			May 31,
	2022	2021	Change	2022	2021	Change
Gilead	$6,124	$3,747	$2,377	$12,307	$6,466	$5,841
Sanofi	5,308	3,344	1,964	8,746	5,636	3,110
Total collaboration revenue	$11,432	$7,091	$4,341	$21,053	$12,102	$8,951

Our collaboration revenue increased by $4.3 million and $9.0 million during the three and six months ended May 31, 2022 compared to the three and six months ended May 31, 2021, respectively. The increases were primarily due to increased effort resulting in a higher percentage of completion of performance obligations under our collaborations with Gilead and Sanofi in the current period. The increases were also due to changes in transaction price that resulted in higher revenue recognized in each period and impacted the cumulative catch up in revenue for activities satisfied in previous periods.

Research and Development Expenses

Our research and development expenses for the three and six months ended May 31, 2022 and 2021 are summarized as follows (in thousands):

	Three Months Ended			Six Months Ended
	May 31,			May 31,
	2022	2021	Change	2022	2021	Change
Compensation and related personnel costs	$15,887	$8,683	$7,204	$31,694	$16,864	$14,830
Stock-based compensation	3,996	2,015	1,981	7,537	3,238	4,299
Supplies and contract research	11,612	8,898	2,714	23,733	16,663	7,070
Preclinical activities	2,404	469	1,935	3,837	1,343	2,494
Contract manufacturing	4,612	1,874	2,738	7,724	3,367	4,357
Clinical costs	3,836	1,239	2,597	6,505	1,943	4,562
Facility and other costs	5,146	2,816	2,330	9,600	5,579	4,021
Total research and development expenses	$47,493	$25,994	$21,499	$90,630	$48,997	$41,633

Our research and development expenses increased by $21.5 million during the three months ended May 31, 2022 compared to the three months ended May 31, 2021. There was an increase in compensation and related personnel costs and in non-cash stock-based compensation expense of $7.2 million and $2.0 million, respectively, that were primarily attributable to higher headcount. The increase in non-cash stock-based compensation expense was also attributable to the issuance of restricted stock units (RSUs). There was also an increase in cost related to supplies and contract research and preclinical activities of $4.6 million as we continued to expand our preclinical development activities and drug discovery research, and an increase in contract manufacturing and clinical costs of $5.3 million primarily due to the ramping up of our clinical trial programs and ongoing patient enrollment.

Our research and development expenses increased by $41.6 million during the six months ended May 31, 2022 compared to the six months ended May 31, 2021. There was an increase in compensation and related personnel costs and in non-cash stock-based compensation expense of $14.8 million and $4.3 million, respectively, that were primarily attributable to higher headcount. The increase in non-cash stock-based compensation expense was also attributable to the issuance of RSUs. There was also an increase in cost related to supplies and contract research and preclinical activities of $9.6 million as we continued to expand our preclinical development activities and drug discovery research, and an increase in contract manufacturing and clinical costs of $8.9 million primarily due to the ramping up of our clinical trial programs and ongoing patient enrollment.

General and Administrative Expenses

Our general and administrative expenses increased by $2.1 million during the three months ended May 31, 2022 compared to the three months ended May 31, 2021. There was an increase of $0.6 million in compensation and related expenses and an increase of $0.9 million in non-cash stock-based compensation expense, both of which were primarily attributable to higher headcount. There was also an increase of $0.6 million in professional service expenses, including legal and accounting expenses related to infrastructure improvements.

Our general and administrative expenses increased by $4.8 million during the six months ended May 31, 2022 compared to the six months ended May 31, 2021. There was an increase of $1.0 million in compensation related expenses and an increase of $1.9 million in non-cash stock-based compensation expense, both of which were primarily attributable to higher headcount. There was also an increase of $1.7 million in professional service expenses, including legal and accounting expenses related to infrastructure improvements.

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

As of May 31, 2022, our operations have primarily been funded through the net proceeds from equity offerings of $536.4 million and proceeds from collaborations of $308.5 million. We do not have any products approved for sale, and we have not generated any revenue from product sales. As of May 31, 2022, we had $348.8 million in cash, cash equivalents and investments.

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

We have a shelf registration statement on Form S-3 on file with the SEC. This shelf registration statement, which includes a base prospectus, allows us at any time to offer and sell registered common stock, preferred stock, debt securities, warrants, subscriptions rights and units or any combination of such securities described in the prospectus in one or more offerings. In addition, in August 2021, we entered into an Equity Distribution Agreement with Piper Sandler & Co. (Piper Sandler) pursuant to which, from time to time, we may offer and sell through Piper Sandler up to $150.0 million of the common stock registered under the shelf registration statement pursuant to one or more “at the market” offerings. We are not required to sell any shares at any time during the term of the Equity Distribution Agreement. We agreed to pay Piper Sandler a commission of 3% of the gross sales price of any shares sold pursuant to the Equity Distribution Agreement. As of May 31, 2022, we had not sold any shares of common stock pursuant to the Equity Distribution Agreement and $150.0 million in shares remained available under the Equity Distribution Agreement. In June 2022, we issued and sold 2,000,000 shares of common stock under the Equity Distribution Agreement for net proceeds of approximately $19.3 million after deducting offering commissions and expenses paid by us (the June 2022 ATM Offering). As of the closing of the June 2022 ATM Offering, we had $130.0 million of common stock remaining available for sale under the Equity Distribution Agreement.

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

In the long term, our ability to support our working capital and capital expenditure requirements will depend on many factors, including the following:

•

the progress, costs and results of our ongoing Phase 1 clinical trials for our lead drug candidates NX-2127, NX-1607, NX-5948 and DeTIL-0255, and any future clinical development of such drug candidates;

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

As of May 31, 2022, our material cash requirements include the following contractual and other obligations (in thousands):

	Payments due by period
	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Operating lease obligations	$6,000	$14,176	$5,340	$23,941	$49,457
Total contractual obligations	$6,000	$14,176	$5,340	$23,941	$49,457

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

Cash flows

Our cash flows for the six months ended May 31, 2022 and 2021 are summarized as follows (in thousands):

	Six Months Ended May 31,
	2022	2021
Cash used in operating activities	$(75,544)	$(23,482)
Cash (used in) provided by investing activities	35,266	(59,497)
Cash provided by financing activities	1,920	151,830
Net (decrease) increase in cash, cash equivalents and restricted cash	$(38,358)	$68,851

Operating activities

Net cash used in operating activities was $75.5 million for the six months ended May 31, 2022 and consisted of a net loss of $87.9 million and an increase in net assets of $6.5 million, offset by non-cash adjustments of $18.9 million. The increase in net assets consisted of a decrease in deferred revenue of $13.1 million as we increased effort in our programs and recognized revenue, a decrease in operating lease liabilities of $2.5 million and an increase in prepaid expenses and other assets of $1.5 million primarily related to increased prepaid clinical and contract manufacturing costs and software license costs, offset by a decrease in accounts receivable of $6.0 million related to payments received under the Gilead Agreement, an increase in accrued expenses and other liabilities of $2.8 million primarily related to equipment purchases and the accrual of annual incentive compensation and an increase in accounts payable of $1.7 million. Non-cash adjustments primarily consisted of stock-based compensation expenses of $12.8 million, amortization of operating lease right-of-use assets of $2.6 million and depreciation and amortization expenses of $2.3 million.

Net cash used in operating activities was $23.5 million for the six months ended May 31, 2021 and consisted of our net loss of $50.7 million, offset by a decrease in net assets of $17.1 million and non-cash adjustments of $10.1 million. The decrease in net assets consisted primarily of an increase in deferred revenue of $19.9 million and an increase in accounts receivable of $2.5 million. Non-cash adjustments primarily consisted of stock-based compensation expenses of $6.6 million, amortization of operating lease right-of-use assets of $1.6 million and depreciation and amortization expenses of $1.3 million.

Investing activities

Net cash provided by investing activities was $35.3 million for the six months ended May 31, 2022 and consisted of the maturity of investments of $121.6 million, offset by the purchase of investments of $80.0 million and the purchase of property and equipment of $6.3 million.

Net cash used in investing activities was $59.5 million for the six months ended May 31, 2021 and consisted primarily of the purchase of investments of $183.2 million, partially offset by the sale of investments of $7.0 million and the maturity of investments of $119.7 million.

Financing activities

Net cash provided by financing activities was $1.9 million for the six months ended May 31, 2022 and consisted primarily of proceeds from the issuance of common stock under our Employee Stock Purchase Plan.

Net cash provided by financing activities was $151.8 million for the six months ended May 31, 2021 and consisted primarily of proceeds from the issuance of common stock from our follow-on offering in March 2021.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our market risks, as of May 31, 2022, have not changed materially from those discussed in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the year ended November 30, 2021, filed with the SEC on January 28, 2022. As a “smaller reporting company” we are no longer required to provide the information required under this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President and Chief Executive Officer and our Chief Financial Officer, our principal executive officer and principal accounting and financial officer, respectively, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of May 31, 2022.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our President and Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our President and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of May 31, 2022 due to the material weakness in our internal control over financial reporting described below.

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

Changes in Internal Control Over Financial Reporting

As described under the Remediation Plan above, we continued formalizing documentation of our IT policies and procedures and implementing new controls during the three months ended May 31, 2022. Such remediation actions were changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended May 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•

We are early in our development efforts. Our lead drug candidates, NX-2127, NX-1607, NX-5948 and DeTIL-0255 recently entered clinical development. If we are unable to advance our drug candidates through clinical development, develop, obtain regulatory approval for and commercialize our drug candidates or experience significant delays in doing so, our business may be materially harmed.

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

•

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

•

Third parties may initiate legal proceedings alleging that we are infringing, misappropriating or otherwise violating their intellectual property rights, the outcome of which would be uncertain and could have a material adverse effect on our business.

•	The COVID-19 pandemic may adversely affect our business and the market price of our common stock.
•	Unfavorable global economic conditions could adversely affect our business, financial condition, stock price and results of operations.
•

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

Our net loss was $117.2 million for the fiscal year ended November 30, 2021, and $87.9 million for the six months ended May 31, 2022. As of May 31, 2022, we had an accumulated deficit of $308.8 million. To date, we have not generated any revenue from product sales and have financed our operations primarily through our collaborations and sales of our equity interests. We are in the early stages of development of our drug candidates. Our lead drug candidates, NX-2127, NX-1607, NX-5948 and DeTIL‑0255 recently entered clinical development. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We anticipate that our operating expenses and capital expenditure requirements will increase substantially if and as we:

•	increase enrollment in our Phase 1 clinical trials of our drug candidates NX-2127, NX-1607, NX-5948 and DeTIL-0255;
•	submit investigational new drug applications (INDs) and initiate clinical trials of our other drug candidates;
•	enter advanced clinical development and scale up external manufacturing capabilities to supply clinical trials;
•	expand the capabilities of our DELigase platform and apply our DELigase platform to advance additional drug candidates into preclinical and clinical development;
•	conduct process development for manufacturing of our DeTIL cell therapy products;
•	seek marketing approvals for any drug candidates that successfully complete clinical trials;
•	ultimately establish a sales, marketing and distribution infrastructure and scale up external manufacturing capabilities to commercialize any products for which we may obtain marketing approval;
•	expand, maintain and protect our intellectual property portfolio;
•	hire additional clinical, regulatory, manufacturing, quality assurance and scientific personnel; and
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

We had cash, cash equivalents and investments of $348.8 million as of May 31, 2022. We believe that our existing cash, cash equivalents and investments, will be sufficient to fund our operating expenses and capital expenditure requirements through at least the next 12 months. However, our future capital requirements and the period for which we expect our existing resources to support our operations may vary significantly from what we expect, and we may need to seek additional funds sooner than planned. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans. Our future capital requirements will depend on many factors, including:

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

We commenced operations in 2009, and our operations to date have been limited to organizing and staffing our company, business planning, raising capital, conducting discovery and research activities, filing patent applications, identifying potential drug candidates, undertaking preclinical studies, establishing arrangements with third parties for the manufacture of initial quantities of our drug candidates and conducting early stage clinical trials. Our lead drug candidates recently entered clinical development and their risk of failure is high. We have not yet demonstrated our ability to successfully: complete any clinical trials, including large-scale, pivotal clinical trials; obtain marketing approvals; manufacture a commercial-scale product or arrange for a third party to do so on our behalf; or conduct market access, sales, marketing and distribution activities necessary for successful product commercialization. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history.

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

Risks Related to the Discovery and Development of Our Drug Candidates

We are early in our development efforts. Our lead drug candidates, NX-2127, NX-1607, NX-5948 and DeTIL-0255, recently entered clinical development. If we are unable to advance our drug candidates through clinical development, develop, obtain regulatory approval for and commercialize our drug candidates or experience significant delays in doing so, our business may be materially harmed.

We are early in our development efforts. Our lead drug candidates, NX-2127, NX-1607, NX-5948 and DeTIL‑0255, recently entered clinical development and their risk of failure is high. We have invested substantially all of our efforts and financial resources in building our DELigase platform, in the identification and preclinical development of our current drug candidates, and in the preparation for and initiation of Phase 1 clinical trials for our lead drug candidates. Our ability to generate revenue from product sales, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of one or more of our drug candidates. The success of our drug candidates will depend on several factors, including the following:

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

Treating diseases using targeted protein degradation is a new treatment modality. Our future success depends on the successful development of this novel therapeutic approach. Very few small molecule drug candidates designed to control cellular protein levels, such as our BTK degraders, have been tested in humans, none has been approved in the United States or Europe, and the data underlying the feasibility of developing these therapeutic products is both preliminary and limited. Discovery and development of targeted protein degraders that harness ligases to degrade protein targets have been impeded largely by the complexities and limited understanding of the functions, biochemistry and structural biology of E3 ligases as well as by challenges of engineering compounds that promote protein-protein interactions.

We believe that our targeted protein degrader drug candidates may offer an improved therapeutic approach by removing the disease-causing proteins instead of simply inhibiting their activities. However, the scientific research that forms the basis of our efforts to develop our targeted protein degrader drug candidates is ongoing and the scientific evidence to support the feasibility of developing targeted protein degrader-based therapeutic treatments is both preliminary and limited. Further, certain patients have shown inherent primary resistance to approved BTK inhibitors and other patients have developed acquired secondary resistance to these inhibitors. Based on preclinical animal models and observations in human primary blood cells, we believe that both NX-2127 and NX-5948 are able to degrade BTK with mutations that confer resistance to currently marketed BTK inhibitors, and we believe that preliminary data from our ongoing Phase 1 trial of NX-2127 may provide evidence of such degradation in humans. However, any inherent primary or acquired secondary resistance to our BTK degraders in patients would prevent or diminish their clinical benefit.

We recently initiated clinical development of NX-2127 and NX-5948 and currently we have limited safety data of NX-2127 and NX‑5948 in humans. Although some of our drug candidates have produced observable results in animal studies, these drug candidates may not demonstrate the same chemical and pharmacological properties in humans, and may interact with human biological systems in unforeseen, ineffective or harmful ways. As such, there may be adverse effects from treatment with any of our current or future drug candidates that we cannot predict at this time.

Additionally, the regulatory approval process for novel drug candidates such as ours can be more expensive and take longer than for other, better-known or extensively-studied drug candidates. Although other companies are also developing therapeutics based on targeted protein degradation, no regulatory authority has granted approval for any such therapeutic. As a result of these factors, it is more difficult for us to predict the time and cost of targeted protein degrader drug candidate development, and we cannot predict whether targeted protein degradation will result in the development and marketing approval of any products. Any development problems we experience in the future related to any of our targeted protein degrader research programs may cause significant delays or unanticipated costs or may prevent the development of a commercially viable product. Advancing our targeted protein degrader products creates significant challenges for us, including:

•	educating medical personnel regarding the potential efficacy and safety benefits, as well as the challenges, of incorporating our drug candidates, if approved, into treatment regimens; and
•	establishing the sales and marketing capabilities to gain market acceptance, if approved.

Any of these factors may prevent us from completing our preclinical studies or any clinical trials that we may initiate, or from commercializing any targeted protein degrader drug candidates we may develop on a timely or profitable basis, if at all.

Drug development is a lengthy and expensive process, with an uncertain outcome. We may incur unexpected costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our drug candidates.

Our lead drug candidates recently entered clinical development and their risk of failure is high. We are unable to predict when or if any of our drug candidates will prove effective or safe in humans or will receive marketing approval. Before obtaining marketing approval from regulatory authorities for the sale of any drug candidate, we must conduct extensive clinical trials to demonstrate the safety and efficacy of our drug candidates in humans. Before we can commence clinical trials for a drug candidate, we must complete extensive preclinical testing and studies that support our planned INDs in the United States or similar applications in other jurisdictions. We cannot be certain of the timely completion or outcome of our preclinical testing and studies and cannot predict if the FDA or similar regulatory authorities outside the United States will accept our proposed clinical programs or if the outcome of our preclinical testing and studies ultimately will support the further development of our programs.

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

•	we may experience delays in reaching, or may fail to reach, agreement on acceptable clinical trial contracts or clinical trial protocols with prospective trial sites;
•	regulators or institutional review boards (IRBs) may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;
•	we may receive feedback from regulatory authorities that requires us to modify the design of our clinical trials;

•	we may face delays under human tissue act legislation and restrictions across various jurisdictions;
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

•	our drug candidates may have undesirable side effects or other unexpected characteristics, causing us or our investigators, regulators or IRBs to suspend or terminate the trials;
•

we may have to suspend or terminate clinical trials of our drug candidates for various reasons, including a partial or full clinical hold based on a finding that our drug candidates have undesirable side effects or other unexpected characteristics, or that the participants are being exposed to unacceptable health risks;

•	our third-party contractors may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all;
•	regulators or IRBs may require that we or our investigators suspend or terminate clinical trials for various reasons, including noncompliance with regulatory requirements;
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

Further, cancer therapies sometimes are characterized as first-line, second-line, or third-line, and the FDA often approves new therapies initially only for third-line or later use, meaning for use after two or more other treatments have failed. When cancer is detected early enough, first-line therapy, usually chemotherapy, hormone therapy, immunotherapy, radiation therapy, surgery, targeted therapy or a combination of these, is sometimes adequate to cure the cancer or prolong life without a cure. Second- and third-line therapies are administered to patients when prior therapy is not effective. Our current and planned clinical trials for our drug candidates NX-2127, NX-1607, NX-5948 and DeTIL-0255 are and will be with patients who have received one or more prior treatments. Subsequently, for those products that prove to be sufficiently beneficial, if any, we may seek approval potentially as a first-line therapy, but any drug candidates we develop, even if approved, may not be approved for first-line therapy, and, prior to any such approvals, we may have to conduct additional clinical trials.

If serious adverse events, undesirable side effects, or unexpected characteristics are identified during the development of any drug candidates we may develop, we may need to abandon or limit our further clinical development of those drug candidates.

We have recently begun to evaluate our lead drug candidates in human clinical trials, and there have been very few clinical trials to date involving small molecule drug candidates designed to control cellular protein levels through targeted protein degradation. It is impossible to predict when or if any drug candidates we may develop will prove safe in humans. There is a limited safety data set for the effects of NX-2127, NX-1607, NX-5948 and DeTIL‑0255 in animals and we only recently have begun to test the safety of our drug candidates in humans. There can be no assurance that our current drug candidates or any future drug candidate will not cause undesirable side effects. Unforeseen side effects from our drug candidates could arise at any time during preclinical or clinical development.

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

If any drug candidates we develop are associated with serious adverse events, or undesirable side effects, or have characteristics that are unexpected, we may need to abandon their development or limit development to certain uses or subpopulations in which the adverse events, undesirable side effects or other characteristics are less prevalent, less severe, or more acceptable from a risk-benefit perspective, any of which would have a material adverse effect on our business, financial condition, results of operations, and prospects. For example, increased bleeding risk and cardiac arrhythmia such as atrial fibrillation have been reported side effects of approved BTK inhibitors. Furthermore, NX-1607 could activate the immune response to unsafe levels and may have the potential to induce hypercytokinemia, or cytokine storm, which is the overstimulation of immune cells and subsequent overproduction of their activating compounds. Many drug candidates that initially showed promise in early-stage testing for treating cancer or other diseases later have been found to cause side effects that prevented further clinical development of the drug candidates or limited their competitiveness in the market.

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

We are aware of several biotechnology companies focused on developing small molecules that degrade target proteins including but not limited to Arvinas, Inc., BioTheryX, Inc., C4 Therapeutics, Inc., Cullgen Inc., Foghorn Therapeutics Inc., Kymera Therapeutics, Inc. and Monte Rosa Therapeutics, all of which currently are in preclinical or clinical development. In addition, several large pharmaceutical companies have disclosed preclinical investments in this field, including Amgen Inc., AstraZeneca plc, Bayer AG, Bristol-Myers Squibb Company, Genentech, Inc., GlaxoSmithKline plc and Novartis International AG. Furthermore, we are aware of several biotech companies focused on developing tumor infiltrating lymphocyte (TIL) therapies for the treatment of cancer, including Instil Bio, Inc., Iovance Biotherapeutics, Inc., PACT Pharma, Inc. and Lyell Immunopharma, Inc.

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

We have sought third-party collaborators for the research, development, and commercialization of some of our targeted protein degrader programs. For example, in June 2019 we entered into a collaboration with Gilead and in December 2019 we entered into a collaboration with Sanofi, which was subsequently expanded and amended in January 2021. Both collaborations require us to conduct certain research activities. Our likely collaborators for any other collaboration arrangements include large and mid-size pharmaceutical companies, biotechnology companies and universities. These and any future arrangements with third parties limit our control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of any drug candidates we may seek to develop with them. Our ability to generate revenues from these arrangements will depend on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements. We cannot predict the success of any collaboration that we enter into.

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

•

Sanofi and Gilead have broad option rights to select up to five targets each for exclusive targeted protein degrader development, so long as not excluded by us under the terms of each collaboration, and may select targets we are considering but have not taken sufficient action to exclude under each collaboration.

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

The facilities used by our contract manufacturers to manufacture our drug candidates must be approved by the FDA or the EMA or other national or international regulatory agencies pursuant to inspections that will be conducted after we submit our NDA to the FDA or our marketing authorization application (MAA) to the EMA or other regulatory authority. We do not have complete control over all aspects of the manufacturing process of, and are dependent on, our contract manufacturing partners for compliance with cGMP regulations for manufacturing both active drug substances and finished drug products. Third-party manufacturers may not be able to comply with cGMP regulations or similar regulatory requirements outside of the United States. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA, the EMA or comparable foreign regulatory bodies, they will not be able to secure and/or maintain marketing approval for their manufacturing facilities. In addition, we do not have complete control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA, the EMA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our drug candidates or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain marketing approval for or market our drug candidates, if approved.

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

If any of our drug candidates receive marketing approval, they may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community. For example, ibrutinib is a well-established current treatment for CLL and other B-cell malignancies, and doctors may continue to rely on this and other treatments. If our drug candidates do not achieve an adequate level of acceptance, we may not generate significant revenue from product sales and we may not become profitable. The degree of market acceptance of our drug candidates, if approved for commercial sale, will depend on a number of factors, including:

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

Our ability to commercialize any drug candidates successfully also will depend in part on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from government healthcare programs, private health insurers, national health technology assessment authorities in Europe and other organizations, and if reimbursement and coverage is available, the level of reimbursement and coverage. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. A key focus in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. Increasingly, government authorities and third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. Coverage and reimbursement may not be available for any product that we commercialize and, even if these are available, the level of reimbursement may not be satisfactory. Reimbursement may affect the demand for, or the price of, any drug candidate for which we obtain marketing approval. Obtaining and maintaining adequate reimbursement for our products may be difficult. We may be required to conduct expensive pharmacoeconomic studies to justify coverage and reimbursement or the level of reimbursement relative to other therapies. If coverage and adequate reimbursement are not available or reimbursement is available only to limited levels, we may not be able to successfully commercialize any drug candidate for which we obtain marketing approval.

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

Numerous third-party U.S. and non-U.S. issued patents exist in the area of biotechnology, including in the area of targeted protein degraders and including patents owned or controlled by our competitors. There is considerable and complex intellectual property litigation in the biotechnology and pharmaceutical industries, as well as administrative proceedings for challenging patents, including interference, reexamination, and inter partes review proceedings before the USPTO and oppositions and other comparable proceedings in foreign jurisdictions. We may in the future become party to, or be threatened with, adversarial proceedings or litigation regarding intellectual property rights with respect to our drug candidates, future drug candidates and technology, including interference, derivation, reexamination or inter partes review proceedings before the USPTO. Our competitors or other third parties may assert infringement claims against us based on existing patents or patents that may be granted in the future and claims may also come from competitors or other third parties against whom our own patent portfolio may have no deterrent effect. The outcome of intellectual property litigation is subject to uncertainties that cannot be adequately quantified in advance. Other parties may allege that our drug candidates or the use of our technologies infringe patent claims or other intellectual property rights held by them or that we are employing their proprietary technology without authorization.

As we continue to develop and, if approved, commercialize our current and future drug candidates, competitors or other third parties may claim that our technology infringes, misappropriates or otherwise violates their intellectual property rights. There are and may in the future be additional U.S. and foreign-issued patents and pending patent applications owned by third parties in the fields in which we are pursuing drug candidates. For example, we are aware of a patent owned by a third party with a claim that covers many potential targeted protein degraders. This patent may be alleged to cover one or more of our targeted protein degrader drug candidates, including our NX-2127 and NX-5948 drug candidates. While we believe that we have valid defenses against any assertion of such patent against us, such defenses may be unsuccessful. If we are unsuccessful and any of our targeted protein degrader drug candidates is found to infringe this patent, we could be required to obtain a license to such patent or forced to permanently cease developing, manufacturing, marketing and commercializing the infringing targeted protein degrader drug candidate. We may not be able to obtain any required license on commercially reasonable terms or at all, and even if we were able to obtain a license, it could be non-exclusive, thereby giving the licensor and other third parties the right to use the same technologies licensed to us, and it could require us to make substantial licensing, royalty and other payments. We also could be forced, including by court order, to permanently cease developing, manufacturing, marketing and commercializing the drug candidate. In addition, we could be found liable for significant monetary damages, including treble damages and attorneys’ fees, if we are found to have willingly infringed any such patent. Even if we were ultimately to prevail, any litigation could require us to divert substantial financial and management resources that we would otherwise be able to devote to our business.

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

Moreover, Congress is considering potential changes to the Accelerated Approval Program that could impact our ability to obtain accelerated approval, or increase the burdens associated with postmarketing requirements in the event we do obtain accelerated approval. It is not possible to predict which changes Congress will include if it decides to enact changes to the Accelerated Approval Program, or if Congress will make any changes to the Accelerated Approval Program at all.

Any delay in obtaining, or inability to obtain, approval through the Accelerated Approval Program, or any issues in maintaining approval granted under the Accelerated Approval Program, would delay or prevent commercialization of our products, and would materially adversely affect our business, financial condition, results of operations, cash flows and prospects.

We, as a company, have limited experience in filing for and obtaining regulatory approval to initiate a clinical trial and we do not have experience completing any clinical trials, including large-scale, pivotal clinical trials or in manufacturing or in quality assurance in order to market a new drug in the United States or in any other jurisdiction.

As a company, we have limited experience in filing for or obtaining regulatory approval to initiate clinical trials, we do not have experience completing any clinical trials, including large-scale, pivotal clinical trials and we rely on third parties to conduct our clinical trials. We also do not have experience in manufacturing or in quality assurance in order to market a new drug and expect to rely on CROs or other third-party consultants or vendors to assist us in this process. Our inexperience may result in failure to or delays in obtaining the required regulatory approvals to initiate clinical trials, to successfully complete clinical trials and to obtain marketing approval for our drug candidates. If we are unable to obtain regulatory and marketing approval for our drug candidates or experience significant delays in our efforts to do so, our business could be substantially harmed.

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

The FDA also may impose requirements for costly post-marketing studies or clinical trials and surveillance to monitor the safety or efficacy of the product, including the adoption and implementation of REMS. The FDA and other agencies, including the DOJ, closely regulate and monitor the post-approval marketing and promotion of drugs to ensure they are marketed and distributed only for the approved indications and in accordance with the provisions of the approved labeling. The FDA and DOJ impose stringent restrictions on manufacturers’ communications regarding off-label use, and if we do not market our products only for their approved indications, we may be subject to enforcement action for off-label marketing. Violations of the FDCA and other statutes, including the False Claims Act, relating to the promotion and advertising of prescription drugs may lead to investigations and enforcement actions alleging violations of federal and state healthcare fraud and abuse laws, as well as state consumer protection laws. Other jurisdictions, including European countries, have similar provisions which may lead to investigations and enforcement actions by national authorities.

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

In addition, Congress is considering updates to the orphan drug provisions of the FDCA in response to a recent decision by the U.S. Court of Appeals for the Eleventh Circuit. Any changes to the orphan drug provisions could change our opportunities for, or likelihood of success in obtaining, orphan drug exclusivity and would materially adversely affect our business, financial condition, results of operations, cash flows and prospects.

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

It is important to note that the regulatory protection afforded to medicinal products such as data exclusivity, marketing protection, market exclusivity for orphan indications and pediatric extension are currently under review at the EU level. It is expected that the protection currently afforded in the EU will be reduced in the years to come.

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

•

the federal and state laws that require pharmaceutical manufacturers to report certain calculated product pricing metrics to the government or provide certain discounts or rebates to government authorities or private entities, often as a condition of product coverage and reimbursement under federal healthcare programs

•

the federal Physician Payment Sunshine Act, which requires applicable manufacturers of covered drugs, devices, biologics, and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, among others, to annually track and report payments and other transfers of value provided to U.S.-licensed physicians, teaching hospitals, physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, anesthesiologist assistants and certified nurse-midwives as well as certain ownership and investment interests held by physicians and their immediate families;

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

To date, there have been several recent U.S. congressional inquiries and proposed and enacted state and federal legislation and regulation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient support programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. For example, included in the Consolidated Appropriations Act, 2021 were several drug price reporting and transparency measures, such as a new requirement for certain Medicare plans to develop tools to display Medicare Part D prescription drug benefit information in real time and for group and health insurance issuers to report information on pharmacy benefit and drug costs to the Secretaries of the Departments of Health and Human Services, Labor and the Treasury. Additionally, both Congress and the Biden administration have each indicated that it will continue to seek new legislative and/or administrative measures to address prescription drug costs. For example, in response to a July 9, 2021 Executive Order from the Biden administration that announced the administration’s intent to “support aggressive legislative reforms that would lower prescription drug prices,” on September 9, 2021, the Department of Health and Human Services issued a Comprehensive Plan for Addressing High Drug Prices that identified potential legislative policies and administrative tools that Congress and the agency can pursue in order to make drug prices more affordable and equitable, improve and promote competition throughout the prescription drug industry, and foster scientific innovation. Additionally, on February 2, 2022, the Biden administration signaled its continued commitment to the Cancer Moonshot initiative, which was initially launched in 2016. In its announcement, the administration noted that its new goals under the initiative include addressing inequities in order to ensure broader access to cutting-edge cancer therapeutics and investing in a robust pipeline for new treatments. Most recently, on May 10, 2022, the Biden administration announced a plan to combat inflation that included a call to Congress to lower prescription drug costs and health premiums by allowing Medicare to negotiate drug prices, penalizing drug companies that raise prices faster than inflation and making other needed reforms to lower drug prices. Congress has also continued to conduct inquiries into the prescription drug industry’s pricing practices.

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

As our development and commercialization plans and strategies develop, and as we continue our transition into operating as a public company, we expect to expand our employee base for managerial, operational, financial and other resources. In addition, we have limited experience in product development. We filed our first IND in December 2020 and currently have four drug candidates in ongoing Phase 1 trials. As our drug candidates enter and advance through preclinical studies and clinical trials, we will need to expand our development, regulatory and manufacturing capabilities or contract with other organizations to provide these capabilities for us. In the future, we expect to have to manage additional relationships with collaborators or partners, suppliers and other organizations. Our ability to manage our operations and future growth will require us to continue to improve our operational, financial and management controls, reporting systems and procedures. We may not be able to implement improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls. Our inability to successfully manage our growth and expand our operations could have a material and adverse effect on our business, financial condition, results of operations and prospects.

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

We collect and maintain information in digital form that is necessary to conduct our business, and we are increasingly dependent on information technology systems, infrastructure and data to operate our business. In the ordinary course of our business, we collect, store and transmit large amounts of confidential information, including but not limited to intellectual property, proprietary business information and personal information. It is critical that we do so in a secure manner to maintain the confidentiality and integrity of such confidential information. We have established physical, electronic and organizational measures to safeguard and secure our systems which are designed to prevent data compromise, and rely on commercially available systems, software, tools and monitoring to provide security for our information technology systems and the processing, transmission and storage of digital information. We have also outsourced elements of our information technology infrastructure, and as a result a number of third-party vendors may or could have access to our confidential information.

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

In the United States, there are numerous federal and state privacy and data security laws and regulations governing the collection, use, disclosure and protection of personal information, including federal and state health information privacy laws, federal and state security breach notification laws, and federal and state consumer protection laws. Each of these laws is subject to varying interpretations and the legislative landscape is constantly evolving. In particular, laws and regulations governing the privacy of health information, such as HIPAA, establish privacy and security standards that limit the use and disclosure of individually identifiable health information, or protected health information, and require the implementation of administrative, physical and technological safeguards to protect the privacy of protected health information and ensure the confidentiality, integrity and availability of electronic protected health information. Determining how protected health information may be used, shared or processed in compliance with applicable privacy standards and our contractual obligations can be complex and may be subject to changing interpretation. Further, if we fail to comply with applicable privacy laws, we could face civil and criminal penalties, or claims for breach of contract. The U.S. Department of Health and Human Services (HHS) has enforcement discretion, and any enforcement activity can result in financial liability and reputational harm, and responses to such enforcement activity can consume significant internal resources. In addition, state attorneys general are authorized to bring civil actions seeking either injunctions or damages in response to violations that threaten the privacy of state residents. We cannot be sure how these regulations will be interpreted, enforced or applied to our operations. In addition to the risks associated with enforcement activities and potential contractual liabilities, our ongoing efforts to comply with evolving laws and regulations at the federal and state level may be costly and require ongoing modifications to our policies, procedures and systems.

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

The CCPA has prompted a number of proposals for new federal and state-level privacy legislation. Additional states have passed privacy laws, such as the Virginia Consumer Data Protection Act, the Colorado Privacy Act, the Utah Consumer Privacy Act and the Connecticut Personal Data Privacy and Online Monitoring Act, all of which are similar to the CCPA. Such new privacy laws add additional complexity, requirements, restrictions and potential legal risk, require additional investment in resources for compliance programs, and could impact business strategies and the availability of previously useful data. The interplay of federal and state laws (e.g., in addition to California, Massachusetts and Nevada have adopted laws requiring the implementation of certain security measures to protect personal information, and all 50 states and the District of Columbia, Puerto Rico, the U.S. Virgin Islands and Guam have adopted breach notification laws) may be subject to varying interpretations by courts and government agencies, creating complex compliance issues for us and our customers and potentially exposing us to additional expense, adverse publicity and liability. Further, as regulatory focus on privacy, security and data use issues in the U.S. continues to increase and laws and regulations concerning the protection of personal information expand and become more complex, these potential risks to products and services could intensify.

In addition, in May 2018, the EU General Data Protection Regulation (EU GDPR) took effect in the EEA. The EU GDPR governs the collection, use, disclosure, transfer or other processing of personal data, replacing data protection laws issued by each EU member state based on the Directive 95/46/EC (Directive). The EU GDPR imposes additional compliance burdens, including by mandating burdensome documentation requirements and granting certain privacy rights to individuals to control how companies collect, use, disclose, retain and otherwise process information about them as well as changes to informed consent practices, the obligation to appoint data protection officers in certain circumstances, the obligation to notify relevant data supervisory authorities of personal data breaches without undue delay (and no later than 72 hours) after becoming aware of the personal data breach, and the requirement for more detailed notices for clinical trial subjects and investigators. In addition, the EU GDPR increases the scrutiny of transfers of personal data from clinical trial sites and other third parties (e.g. CROs) located in the EEA to the United States and other jurisdictions that the European Commission does not recognize as having “adequate” data protection laws. In particular, on July 16, 2020, the Court of Justice of the EU (Court of Justice) in Schrems II invalidated the European Union-United States (EU-U.S.) Privacy Shield on the grounds that the EU-U.S. Privacy Shield failed to offer adequate protections to EU personal information transferred to the United States. While the Court of Justice upheld the use of other data transfer mechanisms, such as the Standard Contractual Clauses, the decision has led to some uncertainty regarding the use of such mechanisms for data transfers to the United States, and the Court of Justice made clear that reliance on Standard Contractual Clauses alone may not necessarily be sufficient in all circumstances. The use of Standard Contractual Clauses for the transfer of personal information specifically to the United States also remains under review by a number of European data protection supervisory authorities. For example, German and Irish supervisory authorities have indicated that the Standard Contractual Clauses alone provide inadequate protection for EU-U.S. data transfers. Use of the data transfer mechanisms must now be assessed on a case-by-case basis taking into account the legal regime applicable in the destination country, in particular applicable surveillance laws and rights of individuals. The European Data Protection Board issued additional guidance regarding international transfers which may require us to implement additional safeguards to further enhance the security of data transferred out of the EEA, which could increase our compliance costs, expose us to further regulatory scrutiny and liability, and adversely affect our business. In March 2022, U.S. and EU authorities announced a new Trans-Atlantic Data Privacy Framework to replace the invalidated Privacy Shield, but it is not clear what the ultimate requirements will be, or when it will be available for participation. In the meantime, the European Commission published new versions of the Standard Contractual Clauses in June 2021 which place onerous obligations on the parties. The EU GDPR imposes substantial fines for breaches and violations (up to the greater of €20 million or 4% of our global turnover). The EU GDPR allows data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies and obtain compensation for damages resulting from violations of the EU GDPR.

Further, following the end of the Brexit Transition Period (on December 31, 2020) the EU GDPR has been implemented in the UK (as the UK GDPR)—non-compliance with which may lead to similar compliance and operational costs as the EU GDPR with potential fines of up to £17 million or 4% of global turnover. The UK GDPR sits alongside the UK Data Protection Act 2018 which implements certain derogations in the EU GDPR into UK law. Under the UK GDPR, companies not established in the UK but who process personal information in relation to the offering of goods or services to individuals in the UK, or to monitor their behavior will be subject to the UK GDPR – the requirements of which are (at this time) largely aligned with those under the EU GDPR. Further, on August 11, 2020, the UK Information Commissioner’s Office (ICO) published its proposed draft International Transfer Risk Assessment and tool (TRA) which is the UK equivalent of the EDPB Recommendations and provides for general advice on how to satisfy the Schrems II requirement to carry out a legal assessment for transfers of personal data subject to the UK GDPR. It is expected that the final version of the TRA will be published in early 2022. The UK’s ICO has also recently published: (i) its International Data Transfer Agreement to replace the old Standard Contractual Clauses for transfers to outside the UK; and (ii) a “UK addendum” to the new EU Standard Contractual Clauses which amends the relevant provisions of such clauses to work in a UK context.

Some countries also are considering or have passed legislation requiring local storage and processing of data, or similar requirements, which could increase the cost and complexity for conducting preclinical testing and clinical trials or delivering our future products, if any. Additionally, other countries (e.g., Australia and Japan) have adopted certain legal requirements for cross-border transfers of personal information. These obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other requirements or our practices.

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

Our operations are subject to anti-corruption laws, including the Foreign Corrupt Practices Act (FCPA), the UK Bribery Act 2010 (Bribery Act) and other anticorruption laws that apply in countries where we do business and may do business in the future. The FCPA, the Bribery Act and these other laws generally prohibit us, our officers, and our employees and intermediaries from bribing, being bribed or making other prohibited payments to government officials or other persons to obtain or retain business or gain some other business advantage. We may in the future operate in jurisdictions that pose a high risk of potential FCPA or Bribery Act violations, and we may participate in collaborations and relationships with third parties whose actions could potentially subject us to liability under the FCPA, the Bribery Act or local anti-corruption laws. In addition, we cannot predict the nature, scope or effect of future regulatory requirements to which our international operations might be subject or the manner in which existing laws might be administered or interpreted.

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

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. For example, the global financial crisis of 2007-2008 caused extreme volatility and disruptions in the capital and credit markets. Similarly, the volatility associated with the COVID-19 pandemic has caused significant instability and disruptions in the capital and credit markets and, in recent months, the global economy has been impacted by increasing interest rates and inflation. Likewise, the capital and credit markets may be adversely affected by the recent conflict between Russia and Ukraine, and the possibility of a wider European or global conflict, and global sanctions imposed in response thereto. A severe or prolonged economic downturn, such as the global financial crisis, could result in a variety of risks to our business, including a decrease in the demand for our drug candidates and in our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy also could strain our suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our services. We cannot anticipate all of the ways in which the foregoing, and the current economic climate and financial market conditions generally, could adversely impact our business. Furthermore, our stock price may decline due in part to the volatility of the stock market and any general economic downturn.

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

•	any intellectual property infringement lawsuit or opposition, interference or cancellation proceeding in which we may become involved;
•	additions and departures of key personnel;

•	strategic decisions by us or our competitors, such as acquisitions, divestitures, spin-offs, joint ventures, strategic investments or changes in business strategy;
•	if any of our drug candidates receives regulatory approval, the terms of such approval and market acceptance and demand for such drug candidates;
•	regulatory developments affecting our drug candidates or those of our competitors; and
•	changes in general market and economic conditions, including increasing interest rates and inflation.

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

The trading price of our common stock may be highly volatile and subject to wide fluctuations in response to various factors, some of which we cannot control. As a result of this volatility, investors may not be able to sell their common stock at or above the purchase price. The market price for our common stock may be influenced by many factors, including the other risks described in this section and the following:

•	results of preclinical studies and clinical trials of our drug candidates, or those of our competitors or our existing or future collaborators;
•	regulatory or legal developments in the United States and other countries, especially changes in laws or regulations applicable to our drug candidates;
•	the success of competitive products or technologies;
•	introductions and announcements of new products by us, our collaboration partners, or our competitors, and the timing of these introductions or announcements;
•	actions taken by regulatory agencies with respect to our drug candidates, clinical studies, manufacturing process or sales and marketing terms;
•	actual or anticipated variations in our financial results or in those of companies that are perceived to be similar to us;
•	the success of our efforts to acquire or in-license additional technologies, products or drug candidates;
•	developments concerning our current or future collaborations, including but not limited to those with our sources of manufacturing supply and our commercialization partners;
•	market conditions in the pharmaceutical and biotechnology sectors;
•	announcements by us or our competitors of significant acquisitions, strategic collaborations, joint ventures or capital commitments;
•	developments or disputes concerning patents or other proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our drug candidates and products;
•	our ability or inability to raise additional capital and the terms on which we raise it;
•	the recruitment or departure of key personnel;
•	changes in the structure of healthcare payment systems;
•	actual or anticipated changes in earnings estimates or changes in stock market analyst recommendations regarding our common stock, other comparable companies or our industry generally;
•	our failure or the failure of our competitors to meet analysts’ projections or guidance that we or our competitors may provide to the market;
•	fluctuations in the valuation of companies perceived by investors to be comparable to us;
•	announcement and expectation of additional financing efforts;
•	speculation in the press or investment community;

•	trading volume of our common stock;
•	sales of our common stock by us or our stockholders;
•	the concentrated ownership of our common stock;
•	changes in accounting principles;
•	terrorist acts, acts of war or periods of widespread civil unrest, including the increasingly volatile global economic conditions resulting from the conflict in Ukraine;
•	effects of public health crises, pandemics and epidemics, such as COVID-19;
•	natural disasters and other calamities; and
•	general economic, industry and market conditions, including increasing interest rates and inflation.

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

We may choose to raise additional capital in the future, depending on market conditions, strategic considerations and operational requirements. For example, in March 2021, we sold an additional 5,175,000 shares of our common stock in a follow-on public offering. In addition, we currently have on file with the SEC a shelf registration statement on Form S-3 which allows us to offer and sell registered common stock, preferred stock, debt securities, warrants, subscriptions rights and or units from time to time pursuant to one or more offerings at prices and terms to be determined at the time of sale. In August 2021, we entered into an Equity Distribution Agreement with Piper Sandler & Co. (Piper Sandler) pursuant to which, from time to time, we may offer and sell through Piper Sandler up to $150.0 million of the common stock registered under the shelf registration statement pursuant to one or more “at the market” offerings. In June 2022, we issued and sold 2,000,000 shares of common stock under the Equity Distribution Agreement to Piper Sandler for net proceeds of approximately $19.3 million, after deducting offering commissions and expenses paid by us. As of June 30, 2022, we had $130.0 million of common stock remaining available for sale pursuant to the Equity Distribution Agreement. Sales of our common stock under the Equity Distribution Agreement with Piper Sandler could be subject to business, economic or competitive uncertainties and contingencies, many of which may be beyond our control, and which could cause actual results from the sale of our common stock to differ materially from expectations. To the extent additional capital is raised through the sale and issuance of shares or other securities convertible into shares, the ownership interest of our stockholders will be diluted. Future issuances of our common stock or other equity securities, or the perception that such sales may occur, could adversely affect the trading price of our common stock and impair our ability to raise capital through future offerings of shares or equity securities. No prediction can be made as to the effect, if any, that future sales of common stock or the availability of common stock for future sales will have on the trading price of our common stock.

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

As discussed in Part I, Item 4 of this Quarterly Report on Form 10-Q, we have identified material weaknesses in our internal control over financial reporting related to controls over segregation of duties in our journal entry and account reconciliation processes, and certain information technology general controls. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. As a result of the identified material weaknesses, our management concluded that our internal control over financial reporting was not effective as of November 30, 2021, which was previously reported in Part II, Item 9A of our Annual Report on Form 10-K for the fiscal year ended November 30, 2021. As of May 31, 2022, these material weaknesses have not been remediated. The material weaknesses identified in Part I, Item 4 of this Quarterly Report on Form 10-Q did not result in any misstatement of our financial statements. We have designed and have begun implementing a remediation plan for these material weaknesses. However, our remediation efforts may be inadequate, or we may in the future discover material weaknesses in other areas of our internal control over financial reporting that require remediation.

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

We are a “smaller reporting company” and the reduced disclosure requirements applicable to smaller reporting companies may make our common stock less attractive to investors.

Beginning with this Quarterly Report on Form 10-Q, we have requalified as a “smaller reporting company,” meaning that the market value of our stock held by non-affiliates is less than $560.0 million as of May 31, 2022, and our annual revenue is less than $100.0 million during the most recently completed fiscal year. We will continue to be a smaller reporting company if either (i) the market value of our stock held by non-affiliates is less than $250.0 million as of the prior May 31 or (ii) our annual revenue is less than $100.0 million during the most recently completed fiscal year and the market value of our stock held by non-affiliates is less than $700.0 million as of the prior May 31. As a smaller reporting company, we may take advantage of many of the same exemptions from disclosure requirements as an emerging growth company, including reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NURIX THERAPEUTICS, INC.

Date: July 7, 2022	By:	/s/ Arthur T. Sands
Arthur T. Sands, M.D., Ph.D.
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: July 7, 2022	By:	/s/ Hans van Houte
Hans van Houte
Chief Financial Officer (Principal Financial and Accounting Officer)