Form 10-Q
period 2022-08-31
Nurix Therapeutics, Inc.
filed 2022-10-06
CIK 1549595

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2022

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

As of September 30, 2022, the Registrant had 47,147,781 shares of common stock, $0.001 par value per share, outstanding.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

NURIX THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	August 31, 2022	November 30, 2021
Assets
Current assets:
Cash and cash equivalents	$47,556	$80,506
Marketable securities, current	296,922	215,214
Accounts receivable	—	6,000
Income tax receivable	—	204
Prepaid expenses and other current assets	10,393	9,194
Total current assets	354,871	311,118
Marketable securities, non‑current	69,125	137,189
Operating lease right-of-use assets	13,848	14,005
Property and equipment, net	16,501	11,340
Restricted cash	901	286
Other assets	4,092	2,833
Total assets	$459,338	$476,771
Liabilities and stockholdersʼ equity
Current liabilities:
Accounts payable	$6,053	$6,650
Accrued expenses and other current liabilities	19,609	14,549
Operating lease liabilities, current	5,496	3,847
Deferred revenue, current	36,342	41,212
Total current liabilities	67,500	66,258
Operating lease liabilities, net of current portion	7,745	9,189
Deferred revenue, net of current portion	41,548	59,022
Total liabilities	116,793	134,469
Commitments and contingencies (Note 6)
Stockholdersʼ equity:
Preferred stock, $0.001 par value— 10,000,000 shares authorized as of August 31, 2022 and November 30, 2021; no shares issued and outstanding as of August 31, 2022 and November 30, 2021	—	—
Common stock, $0.001 par value— 500,000,000 shares authorized as of August 31, 2022 and November 30, 2021; 47,147,781 and 44,664,371 shares issued and outstanding as of August 31, 2022 and November 30, 2021, respectively	47	45
Additional paid-in capital	700,775	563,757
Accumulated other comprehensive loss	(3,742)	(608)
Accumulated deficit	(354,535)	(220,892)
Total stockholdersʼ equity	342,545	342,302
Total liabilities and stockholdersʼ equity	$459,338	$476,771

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NURIX THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
	2022	2021	2022	2021
Collaboration revenue	$10,791	$10,252	$31,844	$22,354
Operating expenses:
Research and development	47,761	30,906	138,391	79,903
General and administrative	9,748	8,343	28,630	22,384
Total operating expenses	57,509	39,249	167,021	102,287
Loss from operations	(46,718)	(28,997)	(135,177)	(79,933)
Interest and other income, net	1,009	39	1,534	528
Loss before income taxes	(45,709)	(28,958)	(133,643)	(79,405)
Provision for (benefit from) income taxes	—	(123)	—	87
Net loss	$(45,709)	$(28,835)	$(133,643)	$(79,492)
Net loss per share, basic and diluted	$(0.90)	$(0.65)	$(2.85)	$(1.88)
Weighted-average number of shares outstanding, basic and diluted	50,868,542	44,374,389	46,835,776	42,344,420

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NURIX THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
	2022	2021	2022	2021
Net loss	$(45,709)	$(28,835)	$(133,643)	$(79,492)
Other comprehensive loss, net of tax:
Unrealized loss on available-for-sale securities	(657)	(89)	(3,134)	(146)
Total comprehensive loss	$(46,366)	$(28,924)	$(136,777)	$(79,638)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NURIX THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

(unaudited)

	Common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Shares	Amount	capital	income (loss)	deficit	equity
Balance as of November 30, 2020	38,864,872	$39	$393,841	$87	$(103,698)	$290,269
Exercise of stock options	190,825	—	394	—	—	394
Repurchase of unvested early exercised stock options	(971)	—	—	—	—	—
Vesting of early-exercised stock options	—	—	40	—	—	40
Issuance under employee stock purchase plan	64,589	—	1,043	—	—	1,043
Stock-based compensation	—	—	2,700	—	—	2,700
Unrealized loss on available-for-sale securities	—	—	—	(38)	—	(38)
Net loss	—	—	—	—	(24,275)	(24,275)
Balance as of February 28, 2021	39,119,315	39	398,018	49	(127,973)	270,133
Issuance of common stock in connection with equity offering, net of offering costs of $643	5,175,000	5	150,152	—	—	150,157
Exercise of stock options	109,232	—	241	—	—	241
Vesting of early-exercised stock options	—	—	104	—	—	104
Stock-based compensation	—	—	3,944	—	—	3,944
Unrealized loss on available-for-sale securities	—	—	—	(19)	—	(19)
Net loss	—	—	—	—	(26,382)	(26,382)
Balance as of May 31, 2021	44,403,547	44	552,459	30	(154,355)	398,178
Exercise of stock options	114,182	1	583	—	—	584
Vesting of early-exercised stock options	—	—	49	—	—	49
Issuance under employee stock purchase plan	38,875	—	1,017	—	—	1,017
Stock-based compensation	—	—	4,313	—	—	4,313
Unrealized loss on available-for-sale securities	—	—	—	(89)	—	(89)
Net loss	—	—	—	—	(28,835)	(28,835)
Balance as of August 31, 2021	44,556,604	$45	$558,421	$(59)	$(183,190)	$375,217

	Common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Shares	Amount	capital	income (loss)	deficit	equity
Balance as of November 30, 2021	44,664,371	$45	$563,757	$(608)	$(220,892)	$342,302
Exercise of stock options	117,870	—	424	—	—	424
Vesting of early-exercised stock options	—	—	47	—	—	47
Issuance under employee stock purchase plan	71,207	—	1,064	—	—	1,064
Stock-based compensation	—	—	6,071	—	—	6,071
Unrealized loss on available-for-sale securities	—	—	—	(1,458)	—	(1,458)
Net loss	—	—	—	—	(42,533)	(42,533)
Balance as of February 28, 2022	44,853,448	45	571,363	(2,066)	(263,425)	305,917
Exercise of stock options	173,155	—	432	—	—	432
Vesting of restricted stock units	13,465	—	—	—	—	—
Vesting of early-exercised stock options	—	—	35	—	—	35
Stock-based compensation	—	—	6,775	—	—	6,775
Unrealized loss on available-for-sale securities	—	—	—	(1,019)	—	(1,019)
Net loss	—	—	—	—	(45,401)	(45,401)
Balance as of May 31, 2022	45,040,068	45	578,605	(3,085)	(308,826)	266,739
Issuance of pre-funded warrants, net of issuance costs of $234	—	—	94,759	—	—	94,759
Issuance of common stock in “at the market” financing, net of issuance costs of $672	2,000,000	2	19,326	—	—	19,328
Exercise of stock options	24,147	—	174	—	—	174
Vesting of restricted stock units	18,469	—	—	—	—	—
Vesting of early-exercised stock options	—	—	32	—	—	32
Issuance under employee stock purchase plan	65,097	—	891	—	—	891
Stock-based compensation	—	—	6,988	—	—	6,988
Unrealized loss on available-for-sale securities	—	—	—	(657)	—	(657)
Net loss	—	—	—	—	(45,709)	(45,709)
Balance as of August 31, 2022	47,147,781	$47	$700,775	$(3,742)	$(354,535)	$342,545

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NURIX THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended August 31,
	2022	2021
Cash flows from operating activities
Net loss	$(133,643)	$(79,492)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,730	2,033
Stock-based compensation	19,834	10,957
Net amortization (accretion) of premium (discount) on marketable securities	1,076	1,100
Loss on disposal of property and equipment	9	128
Amortization of operating lease right-of-use assets	4,041	2,439
Other	201	—
Changes in operating assets and liabilities:
Accounts receivable	6,000	—
Income tax receivable	—	3,642
Prepaid expenses and other assets	(2,250)	(6,040)
Accounts payable	984	727
Deferred revenue	(22,344)	10,647
Operating lease liabilities	(3,679)	(2,432)
Accrued expenses and other liabilities	4,189	2,837
Net cash used in operating activities	(121,852)	(53,454)
Cash flows from investing activities
Purchases of marketable securities	(212,455)	(257,813)
Sales of marketable securities	—	6,994
Maturities of marketable securities	194,324	183,890
Purchases of property and equipment	(9,679)	(4,799)
Net cash used in investing activities	(27,810)	(71,728)
Cash flows from financing activities
Proceeds from issuances of pre-funded warrants, net of issuance costs	94,942	—
Proceeds from issuances of common stock in equity financing, net of issuance costs	19,400	150,157
Proceeds from exercise of stock options	1,030	1,166
Proceeds from issuance under employee stock purchase plan	1,955	2,060
Repurchase of unvested early exercised stock options	—	(1)
Net cash provided by financing activities	117,327	153,382
Net (decrease) increase in cash, cash equivalents and restricted cash	(32,335)	28,200
Cash, cash equivalents and restricted cash at beginning of period	80,792	119,526
Cash, cash equivalents and restricted cash at end of period	$48,457	$147,726

Supplemental disclosures of non-cash investing and financing activities:
Additions to property and equipment included in accounts payable and accrued expenses and other liabilities	$1,726	$839
Vesting of early exercised stock options	$114	$193
Issuance costs related to pre-funded warrants included in accrued expenses and other liabilities	$183	$—
Deferred issuance costs recognized related to equity financing	$72	$—

	As of August 31,
	2022	2021
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$47,556	$147,440
Restricted cash	901	286
Total cash, cash equivalents and restricted cash	$48,457	$147,726

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

The Company is not required to sell any shares at any time during the term of the Equity Distribution Agreement. The Company agreed to pay Piper Sandler a commission of 3% of the gross sales price of any shares sold pursuant to the Equity Distribution Agreement. In June 2022, the Company issued and sold 2,000,000 shares of common stock under the Equity Distribution Agreement at a price of $10.0001 per share of common stock for net proceeds of approximately $19.3 million, after deducting offering commissions and expenses paid by the Company. As of August 31, 2022, the Company had $130.0 million of common stock remaining available for sale under the Equity Distribution Agreement.

Registered Direct Offerings

In July 2022, the Company entered into separate securities purchase agreements with certain purchasers to issue and sell pre‑funded warrants to purchase an aggregate of 6,814,920 shares of the Company’s common stock in registered direct offerings (RDOs) at a price of $13.939 per pre-funded warrant. Net proceeds from the RDOs were approximately $94.8 million, after deducting offering expenses of $0.2 million. Refer to Note 7 for more information regarding the pre-funded warrants issued in the RDOs.

Liquidity and Management Plans

Since inception, the Company has generally incurred significant losses and negative net cash flows from operations. As of August 31, 2022, the Company had an accumulated deficit of $354.5 million and will require substantial additional capital for research and development activities. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales of its drug candidates currently in development. As of August 31, 2022, the Company had cash, cash equivalents and marketable securities of $413.6 million.

Management believes that its cash, cash equivalents and marketable securities are sufficient to continue operating activities for at least 12 months following the issuance date of these condensed consolidated financial statements. Future capital requirements will depend on many factors, including the timing and extent of spending on research and development and payments the Company may receive under its collaboration agreements with Sanofi S.A. (Sanofi) and Gilead Sciences, Inc. (Gilead) or future collaboration agreements, if any. There can be no assurance that, in the event the Company requires additional financing, such financing will be available at terms acceptable to the Company if at all. If additional capital is not available, failure to generate sufficient cash flows from operations, raise additional capital and reduce discretionary spending could have a material adverse effect on the Company’s ability to achieve its intended business objectives.

2. Summary of Significant Accounting Policies

Basis of Presentation

The Company’s condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) and applicable rules and regulations of the SEC regarding interim financial reporting. The Company’s condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for the fair statement of the Company’s financial position as of and for the three and nine months ended August 31, 2022. The condensed consolidated balance sheet as of November 30, 2021 was derived from the audited annual financial statements as of that date. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted from these interim financial statements. These interim financial statements and related disclosures have been prepared with the presumption that users of the interim financial statements have read or have access to the audited annual financial statements for the preceding fiscal year. Accordingly, these financial statements should be read in conjunction with the audited annual financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended November 30, 2021, as filed with the SEC. These interim results are not necessarily indicative of results to be expected for the full fiscal year or any future interim period. Certain prior year amounts have been reclassified for consistency with the current year cash flow presentation. The reclassification did not impact total cashflow from operating, investing or financing activities.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, including DeCART Therapeutics Inc, which was legally dissolved in July 2022. All intercompany balances and transactions have been eliminated in consolidation.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash, cash equivalents and marketable securities. The Company’s marketable securities consist of debt securities issued by highly rated corporate entities, the U.S. federal government or state and local governments. The Company’s exposure to any individual corporate entity is limited by policy. Deposits may, at times, exceed federally insured limits. The Company invests its cash equivalents in highly rated money market funds. During the periods presented, the Company has not experienced any losses on its deposits of cash, cash equivalents or marketable securities.

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

Moreover, the Company is subject to risks and uncertainties as a result of the current COVID-19 pandemic and increasing financial market volatility and uncertainty. The COVID-19 pandemic, including the resurgence of cases relating to the spread of new variants, is impacting worldwide economic activity and poses the risk that the Company or its employees, contractors, suppliers and other partners may be prevented from conducting business activities for an indefinite period of time, including due to shutdowns that may be requested or mandated by governmental authorities. The extent to which the COVID-19 pandemic and increasing financial market volatility and uncertainty will impact the Company’s business will depend on future developments that are highly uncertain and cannot be predicted at this time.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The extent to which the COVID-19 pandemic and the increasing financial market volatility and uncertainty may directly or indirectly impact the Company’s financial statements is highly uncertain and subject to change. Management considered the potential impact of the COVID-19 pandemic on its estimates and assumptions and there was not a material impact to the Company’s condensed consolidated financial statements as of and for the three and nine months ended August 31, 2022; however, actual results could differ from those estimates and there may be changes to management’s estimates in future periods.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (ASU 2016-02), which requires the lessee to recognize a ROU asset and a lease liability for operating leases, initially measured at the present value of lease payments, in its consolidated balance sheet. On November 30, 2021, the Company adopted ASU 2016-02 using the alternative modified transition method effective as of December 1, 2020. As a result, the Company has retrospectively changed its previously issued condensed consolidated financial statements as of August 31, 2021 and for the three and nine months ended August 31, 2021 as presented in its August 31, 2021 Quarterly Report on Form 10-Q to reflect the adoption of Topic 842 on December 1, 2020. The condensed consolidated financial statements for the three and nine months ended August 31, 2021 presented herein differ from the Company’s condensed consolidated financial statements included in its August 31, 2021 Quarterly Report on Form 10-Q, as those financial statements were prepared using the former accounting standard referred to as ASC Topic 840, Leases.

The following table summarizes the effect of the adoption of Topic 842 on the condensed consolidated balance sheet as of December 1, 2020 (in thousands):

	As Previously Reported	Impact of Topic 842 Adoption	As Adjusted
Assets
Operating lease right-of-use assets	$—	$13,343	$13,343
Liabilities
Operating lease liabilities, current	—	3,342	3,342
Operating lease liabilities, net of current portion	—	10,903	10,903
Accrued and other current liabilities	8,328	(52)	8,276
Other long-term liabilities	$850	$(850)	$—

The following table summarizes the effect of the adoption of Topic 842 on the condensed consolidated statement of cash flows for the nine months ended August 31, 2021 (in thousands):

	As Previously Reported	Impact of Topic 842 Adoption	As Adjusted
Cash flows from operating activities
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of operating lease right-of-use assets	$—	$2,439	$2,439
Changes in operating assets and liabilities:
Operating lease liabilities	—	(2,432)	(2,432)
Accrued expenses and other liabilities	$2,844	$(7)	$2,837

3. Collaboration Agreements

Gilead

In June 2019, the Company entered into a global strategic collaboration agreement with Gilead, which was amended in August 2019 (the Gilead Agreement), to discover, develop and commercialize a pipeline of targeted protein degradation drugs for patients with cancer and other challenging diseases using the Company’s DELigase platform to identify novel agents that utilize E3 ligases to induce degradation of five specified drug targets. Under the Gilead Agreement, Gilead has the option to license drug candidates directed to up to five targets resulting from the collaboration and is responsible for the clinical development and commercialization of drug candidates resulting from the collaboration. The Company retains the option to co-develop and co-promote, under a profit share structure, up to two drug candidates in the United States under certain conditions and subject to certain limitations. The collaboration excludes the Company’s current internal protein degradation programs for which the Company retains all rights, and also excludes the Company’s future internal programs, provided that the Company has distinguished future programs as excluded from the scope of the collaboration. In August 2019 and September 2022, the Company entered into a first amendment and a second amendment, respectively, to the collaboration agreement with Gilead to clarify certain language of the Gilead Agreement. These amendments had no impact on revenue recognition.

Upon signing the Gilead Agreement, Gilead paid the Company an upfront payment of $45.0 million plus $3.0 million in additional fees. In addition, from the signing of the Gilead Agreement to August 31, 2022, the Company has received payments of $32.0 million for research milestones and additional payments. Additionally, the Company recognized a research milestone in August 2022 and anticipates a payment of $2.5 million in the fourth fiscal quarter of 2022. As of August 31, 2022, the Company is eligible to receive up to approximately $2.3 billion in total additional payments based on certain additional fees, payments and the successful completion of certain preclinical, clinical, development and sales milestones. In addition, the Company is eligible to receive tiered royalties from mid-single digit to low tens percentages on annual net sales from any commercial products directed to the optioned collaboration targets, subject to certain reductions and excluding sales in the United States of any products for which the Company exercises its option to co-develop and co-promote, for which the Company and Gilead share profits and losses evenly.

The Company re-evaluates the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur. The Company determined that the transaction price at the inception of the Gilead Agreement consisted of the upfront payment of $45.0 million and $3.0 million in additional fees. Upon the achievement of research milestones and additional fees related to target reservations, $34.5 million in variable consideration, which includes $2.5 million added during the three months ended August 31, 2022, was added to the transaction price, and a cumulative effect was recorded as revenue in the period the transaction price increased. The transaction price is recognized as collaboration revenue using the cost-based input method over the estimated contract term of five years.

For the three and nine months ended August 31, 2022, the Company recognized collaboration revenue related to the Gilead Agreement of $7.2 million and $19.5 million, respectively, of which $5.6 million and $14.3 million, respectively, was included in deferred revenue as of November 30, 2021, and $0.6 million and $4.1 million, respectively, was related to activities satisfied in previous periods. For the three and nine months ended August 31, 2021, the Company recognized collaboration revenue related to the Gilead Agreement of $6.1 million and $12.5 million, respectively, of which $4.0 million and $9.6 million, respectively, was included in deferred revenue as of November 30, 2020, and $1.2 million and $1.9 million, respectively, was related to activities satisfied in previous periods. As of August 31, 2022, deferred revenue related to the Gilead Agreement was $29.1 million, of which $15.9 million was current and includes $2.5 million in contract assets representing the unbilled amount related to the research milestone recognized in August 2022. As of November 30, 2021, deferred revenue related to the Gilead Agreement was $41.1 million, of which $19.9 million was current. Additionally, as of November 30, 2021, $6.0 million was recorded in accounts receivable representing the billed amount related to the research milestones recognized in November 2021.

Sanofi

In December 2019, the Company entered into a strategic collaboration with Genzyme Corporation, a subsidiary of Sanofi, which became effective in January 2020 (as subsequently expanded and amended, the Sanofi Agreement), to discover, develop and commercialize a pipeline of targeted protein degradation drugs for patients with challenging diseases in multiple therapeutic areas using the Company’s DELigase platform to identify small molecules designed to induce degradation of three specified initial drug targets. In January 2021, as part of the existing collaboration agreement, Sanofi paid the Company $22.0 million to exercise its option to expand the number of targets in the collaboration agreement from three to a total of five targets. In January 2021, the Company and Sanofi entered into a first amendment to the collaboration agreement to modify the research term on all targets (the First Sanofi Amendment). Over time and subject to certain limitations, Sanofi may elect to replace the drug targets with other reserved targets. In December 2021, the Company and Sanofi entered into a second amendment to extend the substitution deadline on certain targets. Under the Sanofi Agreement, Sanofi has exclusive rights and is responsible for the clinical development, commercialization and manufacture of drug candidates resulting from the collaboration, while the Company retains the option to co-develop, co-promote and co-commercialize up to two targets, subject to certain conditions and limitations. In July 2022, the Company entered into a third amendment to further extend the substitution deadline on certain targets. The extensions of the substitution deadline had no impact on revenue recognition. Also in July 2022, Sanofi elected to replace certain drug targets, and the substitution extended the research term of those targets by one year to 5.25 years and increased overall forecasted costs, which had an immaterial impact on revenue recognition. In August 2022, the Company entered into a fourth amendment to modify the research plan for a certain target, which had no impact on revenue recognition.

Upon signing the Sanofi Agreement, Sanofi paid the Company an upfront payment of $55.0 million. Subsequently, in January 2021, Sanofi paid the Company an additional $22.0 million to exercise its option to expand the number of targets beyond the initial targets included in the collaboration. In addition, from the signing of the Sanofi Agreement to August 31, 2022, the Company has received payments of $3.0 million for research milestones. As of August 31, 2022, the Company is eligible to receive up to approximately $2.5 billion in total additional payments based on certain additional fees, payments and the successful completion of certain research development, regulatory and sales milestones, as well as tiered royalties ranging from mid-single digit to low teen percentages on annual net sales of any commercial products that may result from the collaboration, subject to certain reductions and excluding sales in the United States of any products for which the Company exercises its option to co-develop and co-promote, for which the parties share profits and losses evenly.

The Company re-evaluates the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur. At the inception of the Sanofi Agreement, the Company determined that the transaction price consisted of the upfront payment of $55.0 million for three initial drug targets and $22.0 million for two additional targets. Subsequently, upon the achievement of research milestones, $3.0 million in variable consideration was added to the transaction price, and a cumulative effect was recorded as revenue in the period the transaction price increased. Revenue is recognized using the cost-based input method over the research term of 4.25 years, the revised research period that was agreed to in January 2021 in the First Sanofi Amendment for certain targets, and 5.25 years, the revised research period due to the target substitutions in July 2022, for certain other targets.

For the three and nine months ended August 31, 2022, the Company recognized collaboration revenue related to the Sanofi Agreement of $3.6 million and $12.4 million, respectively, of which $3.6 million and $11.8 million, respectively, was included in deferred revenue as of November 30, 2021 and zero and $0.4 million, respectively, was related to activities satisfied in previous periods. For the three and nine months ended August 31, 2021, the Company recognized collaboration revenue related to the Sanofi Agreement of $4.2 million and $9.8 million, respectively, of which $4.0 million and $9.6 million, respectively, was included in deferred revenue as of November 30, 2020. As of August 31, 2022 and November 30, 2021, deferred revenue related to the Sanofi Agreement was $48.8 million, of which $20.5 million was current, and $59.2 million, of which $21.3 million was current, respectively.

4. Condensed Consolidated Balance Sheet Components

Property and Equipment, Net

Property and equipment, net, consisted of the following (in thousands):

	August 31,	November 30,
	2022	2021
Laboratory equipment	$25,352	$18,321
Leasehold improvements	3,332	3,083
Computer equipment	786	538
Furniture and fixtures	453	437
Software	4,240	3,349
Software in progress	488	491
Total property and equipment, gross	34,651	26,219
Less: Accumulated depreciation and amortization	(18,150)	(14,879)
Total property and equipment, net	$16,501	$11,340

Depreciation and amortization expense was $1.5 million and $0.7 million for the three months ended August 31, 2022 and 2021, respectively, and $3.7 million and $2.0 million for the nine months ended August 31, 2022 and 2021, respectively. All long-lived assets are maintained in the United States.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	August 31,	November 30,
	2022	2021
Accrued compensation	$10,312	$8,854
Accrued contract research and lab supplies	6,267	4,158
Accrued professional services	1,335	803
Accrued taxes	41	75
Other	1,654	659
Total accrued expenses and other current liabilities	$19,609	$14,549

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

The following tables present the Company’s investments, which consist of cash equivalents and available-for-sale marketable securities, that are measured at fair value on a recurring basis as of August 31, 2022 and November 30, 2021 (in thousands):

August 31, 2022	Level	Amortized cost	Unrealized gain	Unrealized loss	Estimated fair value
Money market funds	Level 1	$44,738	$—	$—	$44,738
U.S. treasury securities	Level 1	90,301	—	(1,067)	89,234
Corporate debt securities	Level 2	87,289	—	(1,081)	86,208
U.S. government agency securities	Level 2	19,497	—	(171)	19,326
Corporate commercial paper	Level 2	85,539	—	—	85,539
Foreign government securities	Level 2	12,103	—	(137)	11,966
Municipal securities	Level 2	4,655	—	(6)	4,649
Long-term marketable securities:
U.S. treasury securities	Level 1	5,734	—	(16)	5,718
Corporate debt securities	Level 2	14,854	—	(553)	14,301
U.S. government agency securities	Level 2	49,816	4	(714)	49,106
Total		$414,526	$4	$(3,745)	$410,785
Included in Cash and cash equivalents		$44,738	$—	$—	$44,738
Included in Short-term marketable securities		$299,384	$—	$(2,462)	$296,922
Included in Long-term marketable securities		$70,404	$4	$(1,283)	$69,125

November 30, 2021	Level	Amortized cost	Unrealized gain	Unrealized loss	Estimated fair value
Money market funds	Level 1	$73,438	$—	$—	$73,438
U.S. treasury securities	Level 1	20,608	—	(9)	20,599
Corporate debt securities	Level 2	46,599	1	(54)	46,546
U.S. government agency securities	Level 2	16,496	1	(14)	16,483
Corporate commercial paper	Level 2	121,495	—	—	121,495
Municipal securities	Level 2	10,082	9	—	10,091
Long-term marketable securities:
U.S. treasury securities	Level 1	39,932	—	(85)	39,847
Corporate debt securities	Level 2	74,334	—	(365)	73,969
U.S. government agency securities	Level 2	16,236	—	(67)	16,169
Municipal securities	Level 2	7,229	—	(25)	7,204
Total		$426,449	$11	$(619)	$425,841
Included in Cash and cash equivalents		$73,438	$—	$—	$73,438
Included in Short-term marketable securities		$215,280	$11	$(77)	$215,214
Included in Long-term marketable securities		$137,731	$—	$(542)	$137,189

The accrued interest receivable related to the Company’s marketable securities was $1.1 million and $0.9 million as of August 31, 2022 and November 30, 2021, respectively, and was included in prepaid expenses and other current assets on the condensed consolidated balance sheet.

The Company classifies its money market funds and U.S. treasury securities, which are valued based on quoted market prices in active markets with no valuation adjustment, as Level 1 assets within the fair value hierarchy.

The Company classifies its marketable securities in corporate debt securities, U.S. government agency securities, corporate commercial paper, foreign government securities and municipal securities as Level 2 assets within the fair value hierarchy. The fair values of these marketable securities are estimated by taking into consideration valuations obtained from third-party pricing services. The pricing services utilize industry standard valuation models, including both income- and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of and broker/dealer quotes on the same or similar securities, issuer credit spreads, benchmark securities, prepayment/default projections based on historical data and other observable inputs. There were no transfers of financial instruments between valuation levels during the three and nine months ended August 31, 2022 and 2021.

As of August 31, 2022 and November 30, 2021, the unrealized losses for available-for-sale securities were non-credit related, and the Company does not intend to sell the securities that were in an unrealized loss position, nor will it be required to sell those securities before recovery of their amortized cost basis, which may be maturity. As of August 31, 2022 and November 30, 2021, no allowance for credit losses for the Company’s marketable securities was recorded. During the three and nine months ended August 31, 2022 and 2021, the Company did not recognize any impairment losses related to marketable securities.

6. Commitments and Contingencies

Legal Proceedings

From time to time, the Company may be involved in legal proceedings in the ordinary course of business. The Company accrues a liability for such matters when it is probable that future expenditures will be made and that such expenditures can be reasonably estimated. Significant judgment is required to determine both probability and the estimated amount. Legal fees and other costs associated with such actions are expensed as incurred. As of August 31, 2022, the Company was not a party to any material legal proceedings.

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

Operating Leases

The Company leases office and laboratory facilities within the same building in San Francisco, California under several lease agreements. The terms of these lease agreements expire on April 30, 2025.

In July 2021, the Company entered into a lease agreement for the lease of approximately 19,320 square feet of office space in San Francisco, California, for a research and development laboratory and related uses. The lease commenced on December 1, 2021 and will expire on June 30, 2024, unless terminated earlier.

In March 2022, the Company entered into a lease agreement for the lease of approximately 46,434 square feet of office space in The Woodlands, Texas, for a research and development laboratory and related uses. The Company obtained access to the premise on August 1, 2022, and the lease is expected to commence in fiscal year 2023 when the underlying assets become available for use and will expire on March 1, 2035, unless terminated earlier. The minimum rent payable by the Company under the lease will be approximately $205,000 per month, beginning on March 1, 2023, which amount will increase by 3% per year over the term of the lease; provided that, for the period between March 1, 2023 and February 29, 2024, the minimum rent payable by the Company under the lease will be approximately $154,000 per month. The Company will also be responsible for the payment of additional rent to cover the Company’s share of the annual operating and tax expenses and utilities costs for the building.

Operating lease expenses, excluding additional rent charges for utilities, maintenance and real estate taxes, were $1.5 million and $0.9 million for the three months ended August 31, 2022 and 2021, respectively, and $4.4 million and $2.6 million for the nine months ended August 31, 2022 and 2021, respectively. Short-term lease expense was not material for all periods presented.

Other information related to leases were as follows (in thousands):

	Nine Months Ended August 31,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Cash flows from operating leases	$5,198	$2,784
Supplemental disclosures of non-cash investing and financing activities:
Right-of-use assets recognized in exchange for lease obligations	$5,060	$2,097

The undiscounted future non-cancellable lease payments under the Company’s lease agreements as of August 31, 2022 were as follows (in thousands):

Year ending November 30,	Operating Leases
2022 (remaining 3 months)	$1,376
2023	6,976
2024	7,422
2025	4,330
2026	2,670
2027	2,750
2028 to 2035	22,556
Total undiscounted lease payments	48,080
Less: imputed interest	(525)
Less: undiscounted lease payments related to the lease in The Woodlands, Texas	(34,314)
Total lease liabilities	$13,241
Operating lease current liabilities	$5,496
Operating lease long-term liabilities	7,745
Total lease liabilities	$13,241

7. Common Stock

The Company’s Restated Certificate of Incorporation authorizes the Company to issue up to 500,000,000 shares of common stock, $0.001 par value per share, as of August 31, 2022 and November 30, 2021. Holders of common stock are entitled to dividends when and if declared by the Company’s board of directors, subject to the prior rights of the holders of shares of preferred stock. The holder of each share of common stock is entitled to one vote. As of August 31, 2022, no dividends have been declared.

In July 2022, the Company issued pre-funded warrants to purchase an aggregate of 6,814,920 shares of the Company’s common stock in RDOs at a price of $13.939 per pre-funded warrant. The pre-funded warrants were immediately exercisable, have an exercise price of $0.001 and may be exercised at any time after the date of issuance. A holder of pre-funded warrants may not exercise the warrant if the holder, together with its affiliates, would beneficially own more than 9.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to such exercise. A holder of the pre-funded warrants may increase or decrease this percentage not in excess of 19.99% by providing at least 61 days’ prior notice to the Company. As of August 31, 2022, all of the pre-funded warrants remained available for exercise.

The pre-funded warrants were classified as a component of permanent equity in the Company's condensed consolidated balance sheet as they are freestanding financial instruments that are immediately exercisable, do not embody an obligation for the Company to repurchase its own shares and permit the holders to receive a fixed number of shares of common stock upon exercise. All of the shares underlying the pre-funded warrants have been included in the weighted-average number of shares of common stock used to calculate net loss per share attributable to common stockholders because the shares may be issued for little or no consideration, are fully vested and are exercisable after the original issuance date of the pre-funded warrants.

Common stock reserved for future issuance, on an as-if converted basis, as of August 31, 2022 and November 30, 2021, consists of the following:

	August 31,	November 30,
	2022	2021
Options under stock option plan issued and outstanding	8,115,201	5,878,552
Shares available for future stock option grants	1,031,871	2,562,570
Shares available for issuance under employee stock purchase plan	1,325,523	1,015,184
Restricted stock units issued and outstanding	753,518	20,000
Pre-funded warrants issued and outstanding	6,814,920	—
Total common stock reserved for future issuance	18,041,033	9,476,306

8. Stock-Based Compensation

Equity Incentive Plans

The Company’s 2020 Equity Incentive Plan (the 2020 Plan) serves as the successor to the Company’s 2012 Equity Incentive Plan (together with the 2020 Plan, the Stock Plans) and provides for the granting of stock options, stock appreciation rights, restricted stock awards, restricted stock units (RSUs), performance awards and stock bonus awards to employees, directors, consultants, independent contractors and advisors of the Company.

Option activity under the Stock Plans is set forth below:

	Number of options outstanding	Weighted- average exercise price	Weighted- average contractual life (in years)	Aggregate intrinsic value(1) (in thousands)
Balances as of November 30, 2021	5,878,552	$19.42	8.67	$65,692
Options granted	3,000,206	18.28
Options exercised	(315,172)	3.27
Options forfeited	(448,385)	20.27
Balances as of August 31, 2022	8,115,201	$19.58	8.65	$20,921
Options vested and expected to vest as of August 31, 2022(2)	8,142,625	$19.54	8.65	$21,159
Options exercisable as of August 31, 2022	3,195,076	$14.79	7.72	$19,159
(1)

The aggregate intrinsic values were calculated as the pre-tax difference between the exercise price of stock options and the quoted market price of the Company’s common stock on August 31, 2022 for all in-the-money stock options.

(2)

Certain stock options granted by the Company prior to the date of IPO are exercisable at the date of grant, with unvested shares subject to repurchase by the Company in the event of a voluntary or involuntary termination of employment of the stockholder. Such exercises are recorded as a liability in the condensed consolidated balance sheets and reclassified into equity as the options vest. As of August 31, 2022, a total of 27,424 shares of common stock were subject to repurchase by the Company at the lower of (i) the fair market value of such shares on the date of repurchase, or (ii) the original exercise price of such shares. The corresponding exercise value of $0.2 million as of August 31, 2022 is recorded in share-based compensation liability.

RSU activity under the Stock Plans is set forth below:

	Number of RSUs	Weighted-average grant date fair value
Balances as of November 30, 2021	20,000	$27.42
RSUs granted	797,282	19.56
RSUs vested	(31,934)	20.73
RSUs forfeited	(31,830)	23.11
Balances as of August 31, 2022	753,518	$19.57

Employee Stock Purchase Plan

Under the Company’s 2020 Employee Stock Purchase Plan (the ESPP), eligible employees are entitled to purchase shares of common stock with accumulated payroll deductions. During the nine months ended August 31, 2022, the Company issued 136,304 shares pursuant to the ESPP at a weighted-average price of $14.34 per share.

Stock-Based Compensation

Stock-based compensation expense related to the Stock Plans and the ESPP that is included in the Company’s condensed consolidated statements of operations is as follows (in thousands):

	Three Months Ended,		Nine Months Ended,
	August 31,		August 31,
	2022	2021	2022	2021
Research and development	$4,229	$2,212	$11,766	$5,450
General and administrative	2,759	2,101	8,068	5,507
Total stock-based compensation	$6,988	$4,313	$19,834	$10,957

As of August 31, 2022, the total compensation cost related to stock-based awards not yet recognized was $85.9 million, which is expected to be amortized on a straight-line basis over the weighted-average remaining vesting period of approximately 2.9 years.

9. Defined Contribution Plan

The Company sponsors a defined-contribution savings plan under Section 401(k) of the Internal Revenue Code of 1986, as amended (the 401(k) Plan), which provides for the Company to make discretionary matching or discretionary annual contributions to the 401(k) Plan, for its employees. Substantially all of the Company’s employees are eligible to participate. Employees may contribute a percentage of their annual compensation to the plan, subject to statutory limitations. The Company has made contributions to the 401(k) Plan and recorded contribution expense of $0.1 million and $0.1 million during the three months ended August 31, 2022 and 2021, respectively, and $0.8 million and $0.5 million during the nine months ended August 31, 2022 and 2021, respectively.

10. Income Taxes

For the three and nine months ended August 31, 2022, the Company did not record any current income tax expense or provision and for the three and nine months ended August 31, 2021, the Company recorded a current income tax benefit of $0.1 million and an expense of $0.1 million, respectively. Deferred income taxes reflect the net tax effects of loss and credit carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Realization of the deferred tax assets is dependent upon future taxable income, the amount, if any, and timing of which are uncertain. The Company has generated losses since inception and has established a valuation allowance to offset deferred tax assets as of August 31, 2022 and 2021 due to the uncertainty of realizing future tax benefits from its net operating loss carryforwards and other deferred tax assets.

In August 2022, the U.S. Inflation Reduction Act (the Act) was enacted into law. The Act includes various tax provisions, including an excise tax on stock repurchases, expanded tax credits for clean energy incentives and a corporate alternative minimum tax that generally applies to U.S. corporations with adjusted financial statement income in excess of $1.0 billion. The Company does not expect the Act to have a material impact on its financial statements.

In January 2019, the California Franchise Tax Board (the FTB) commenced an examination of the Company’s California income tax returns for the tax years ending in 2015, 2016, 2017 and 2018. During the year ended November 30, 2021, the FTB issued proposed audit assessments related to revenue sourcing and R&D credits. The Company does not agree with the FTB assessments and intends to challenge the assessments. Pursuant to a measurement analysis, the Company has not recorded an unrecognized tax benefit related to the FTB’s sourcing position. The Company maintains an unrecognized tax benefit related to its California R&D credits for all years.

11. Net Loss Per Share

The following table sets forth the computation of the Company’s basic and diluted net loss per share attributable to common stockholders, which excludes shares which are legally outstanding but subject to repurchase by the Company (in thousands, except share and per share data):

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
	2022	2021	2022	2021
Numerator:
Net loss	$(45,709)	$(28,835)	$(133,643)	$(79,492)
Denominator:
Weighted-average number of shares outstanding, basic and diluted(1)	50,868,542	44,374,389	46,835,776	42,344,420
Net loss per share, basic and diluted	$(0.90)	$(0.65)	$(2.85)	$(1.88)
(1)

The shares underlying the pre-funded warrants to purchase an aggregate of 6,814,920 shares of the Company’s common stock have been included in the calculation of the weighted-average number of shares outstanding, basic and diluted, for the three and nine months ended August 31, 2022.

The following potentially dilutive securities were excluded from the computation of the diluted net loss per share of common stock for the periods presented because their effect would have been anti-dilutive:

	August 31,
	2022	2021
Options to purchase common stock	8,115,201	5,593,412
Options early exercised subject to vesting	27,424	76,175
Shares expected to be purchased under employee stock purchase plan	123,194	43,274
Restricted stock	753,518	20,000
Total	9,019,337	5,732,861

12. Related Party Transactions

The Company’s Chief Financial Officer is a trustee for the Company’s healthcare plan provider. Expenses related to the healthcare plan premiums were $1.0 million and $0.7 million for the three months ended August 31, 2022 and 2021, respectively, and $2.9 million and $1.8 million for the nine months ended August 31, 2022 and 2021, respectively. As of August 31, 2022 and November 30, 2021, the amount recorded in accrued liabilities and accounts payable in connection with this healthcare plan provider was not material.

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

DeTIL-0255: We are currently enrolling patients in the Phase 1 clinical trial for our first cell therapy candidate, DeTIL-0255, in patients with gynecologic cancers including ovarian cancer, endometrial cancer, and cervical cancer.

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

Since inception, we have generally incurred significant losses and negative cash flows from operations. During the nine months ended August 31, 2022 and 2021, we incurred net losses of $133.6 million and $79.5 million, respectively. As of August 31, 2022, we had an accumulated deficit of $354.5 million. These losses have resulted primarily from costs incurred in connection with research and development activities and general and administrative costs associated with our operations.

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

As of August 31, 2022, we had $413.6 million in cash, cash equivalents and marketable securities. We expect that our existing cash, cash equivalents and marketable securities are sufficient to fund our operations for at least the next 12 months. See the section titled “—Liquidity and Capital Resources” for more information. To finance our operations beyond that point, we will need to raise substantial additional capital to complete the development and commercialization of our drug candidates. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing and distribution arrangements. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans.

We are subject to risks and uncertainties as a result of the current COVID-19 pandemic and increasing financial market volatility and uncertainty. The COVID-19 pandemic, including the resurgence of cases relating to the spread of new variants, is impacting worldwide economic activity and poses the risk that we or our employees, contractors, suppliers and other partners may be prevented from conducting business activities for an indefinite period of time, including due to shutdowns that may be requested or mandated by governmental authorities. While the impact of the COVID‑19 pandemic to our current operations has been minimal as we have recently commenced clinical development of our four lead drug candidates, the extent to which the COVID-19 pandemic and increasing financial market volatility and uncertainty will impact our business, financial condition, liquidity, access to capital, and results of operations in the future will depend on future developments that are highly uncertain and cannot be predicted at this time.

Collaborations and License Agreements

Gilead Collaboration, Option and License Agreement

In June 2019, we entered into a global strategic collaboration agreement with Gilead, which was amended in August 2019 (the Gilead Agreement), to discover, develop and commercialize a pipeline of targeted protein degradation drugs for patients with cancer and other challenging diseases using our DELigase platform to identify novel agents that utilize E3 ligases to induce degradation of five specified drug targets. Under the Gilead Agreement, Gilead has the option to license drug candidates directed to up to five targets resulting from the collaboration and is responsible for the clinical development and commercialization of drug candidates resulting from the collaboration. We retain the option to co-develop and co-promote, under a profit share structure, up to two drug candidates in the United States under certain conditions and subject to certain limitations. The collaboration excludes our current internal protein degradation programs for which we retain all rights, and also excludes our future internal programs, provided that we have distinguished future programs as excluded from the scope of the collaboration. In August 2019 and September 2022, we entered into a first amendment and a second amendment, respectively, to the collaboration agreement with Gilead to clarify certain language of the Gilead Agreement. These amendments had no impact on revenue recognition.

Upon signing the Gilead Agreement, Gilead paid us an upfront payment of $45.0 million plus $3.0 million in additional fees. In addition, from the signing of the Gilead Agreement to August 31, 2022, we received payments of $32.0 million for research milestones and additional payments. Additionally, we recognized a research milestone in August 2022 and anticipate a payment of $2.5 million in the fourth fiscal quarter of 2022. As of August 31, 2022, we are eligible to receive up to approximately $2.3 billion in total additional payments based on certain additional fees, payments and the successful completion of certain preclinical, clinical, development and sales milestones. In addition, we are eligible to receive tiered royalties from mid-single digit to low tens percentages on annual net sales from any commercial products directed to the optioned collaboration targets, subject to certain reductions and excluding sales in the United States of any products for which we exercise our option to co-develop and co-promote, for which we share profits and losses evenly.

We recognized collaboration revenue from the Gilead Agreement of $7.2 million and $19.5 million during the three and nine months ended August 31, 2022, respectively, and $6.1 million and $12.5 million during the three and nine months ended August 31, 2021, respectively. As of August 31, 2022 and November 30, 2021, there was $29.1 million and $41.1 million, respectively, of deferred revenue related to payments received and to be received by us under the Gilead Agreement.

Sanofi Collaboration and License Agreement

In December 2019, we entered into a strategic collaboration with Genzyme Corporation, a subsidiary of Sanofi, which became effective in January 2020 (as subsequently expanded and amended, the Sanofi Agreement), to discover, develop and commercialize a pipeline of targeted protein degradation drugs for patients with challenging diseases in multiple therapeutic areas using our DELigase platform to identify small molecules designed to induce degradation of three specified initial drug targets. In January 2021, as part of the existing collaboration, Sanofi paid us $22.0 million to exercise its option to expand the number of targets in the collaboration agreement from three to a total of five targets. Over time and subject to certain limitations, Sanofi may elect to replace the drug targets with other reserved targets. In January 2021, we entered into the First Sanofi Amendment to the collaboration agreement with Sanofi to modify the research term on all targets. In December 2021, we entered into the Second Sanofi Amendment to the collaboration agreement with Sanofi to extend the substitution deadline on certain targets. Under the Sanofi Agreement, Sanofi has exclusive rights and is responsible for the clinical development, commercialization and manufacture of drug candidates resulting from the collaboration, while we retain the option to co-develop, co-promote and co-commercialize all drug candidates in the United States directed to up to two targets under certain conditions, subject to certain conditions and limitations. In July 2022, we entered into the Third Sanofi Amendment to further extend the substitution deadline on certain targets. The extensions of the substitution deadline had no impact on revenue recognition. Also in July 2022, Sanofi elected to replace certain drug targets, and the substitution extended the research term of those targets by one year to 5.25 years and increased overall forecasted costs, which had an immaterial impact on revenue recognition. In August 2022, we entered into the Fourth Sanofi Amendment to modify the research plan for a certain target, which had no impact on revenue recognition.

Upon signing the Sanofi Agreement, Sanofi paid us an upfront payment of $55.0 million. Subsequently, in January 2021, Sanofi paid us an additional $22.0 million to exercise its option to expand the number of targets beyond the initial targets included in the collaboration. In addition, from the signing of the Sanofi Agreement to August 31, 2022, we received payments of $3.0 million for research milestones. As of August 31, 2022, we are eligible to receive up to approximately $2.5 billion in total additional payments based on certain additional fees, payments and the successful completion of certain research development, regulatory and sales milestones, as well as tiered royalties ranging from mid-single digit to low teen percentages on annual net sales of any commercial products that may result from the collaboration, subject to certain reductions and excluding sales in the United States of any products for which we exercise our option to co-develop and co-promote, for which we share profits and losses evenly.

We recognized collaboration revenue from the Sanofi Agreement of $3.6 million and $12.4 million during the three and nine months ended August 31, 2022, respectively, and $4.2 million and $9.8 million during the three and nine months ended August 31, 2021, respectively. As of August 31, 2022 and November 30, 2021, there was $48.8 million and $59.2 million, respectively, of deferred revenue related to payments received by us under the Sanofi Agreement.

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

Interest and Other Income, Net

Interest and other income, net primarily consists of interest earned on our cash, cash equivalents and marketable securities. We expect interest income to vary each reporting period depending on our average bank deposit, money market fund, and marketable securities balances during the period and market interest rates.

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

Our critical accounting policies and more significant areas involving management’s judgments and estimates used in preparation of our financial statements are discussed in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2021 Form 10-K. There have been no significant changes to these policies for the three and nine months ended August 31, 2022.

Recent Accounting Pronouncements

See Note 2, “Summary of significant accounting policies—Recent accounting pronouncements” to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information.

Results of Operations

Comparison of the three and nine months ended August 31, 2022 and 2021

Our results of operations for the three and nine months ended August 31, 2022 and 2021 are summarized as follows (in thousands):

	Three Months Ended			Nine Months Ended
	August 31,			August 31,
	2022	2021	Change	2022	2021	Change
Collaboration revenue	$10,791	$10,252	$539	$31,844	$22,354	$9,490
Operating expenses:
Research and development	47,761	30,906	16,855	138,391	79,903	58,488
General and administrative	9,748	8,343	1,405	28,630	22,384	6,246
Total operating expenses	57,509	39,249	18,260	167,021	102,287	64,734
Loss from operations	(46,718)	(28,997)	(17,721)	(135,177)	(79,933)	(55,244)
Interest and other income, net	1,009	39	970	1,534	528	1,006
Loss before income taxes	(45,709)	(28,958)	(16,751)	(133,643)	(79,405)	(54,238)
Provision for (benefit from) income taxes	—	(123)	123	—	87	(87)
Net loss	$(45,709)	$(28,835)	$(16,874)	$(133,643)	$(79,492)	$(54,151)

Collaboration Revenue

Our collaboration revenue for the three and nine months ended August 31, 2022 and 2021 is summarized as follows (in thousands):

	Three Months Ended			Nine Months Ended
	August 31,			August 31,
	2022	2021	Change	2022	2021	Change
Gilead	$7,182	$6,056	$1,126	$19,489	$12,522	$6,967
Sanofi	3,609	4,196	(587)	12,355	9,832	2,523
Total collaboration revenue	$10,791	$10,252	$539	$31,844	$22,354	$9,490

Our collaboration revenue increased by $0.5 million during the three months ended August 31, 2022 compared to the three months ended August 31, 2021. The increase of $1.1 million from our collaboration with Gilead was primarily due to increased effort resulting in a higher percentage of completion of performance obligations and an addition of $2.5 million to the transaction price from the achievement of a research milestone in August 2022. The decrease of $0.6 million from our collaboration with Sanofi was primarily due to the target substitutions in July 2022. The substitutions increased the overall forecasted costs and extended the research term of those targets, which offset the increases in revenue due to increased effort and resulted in less revenue recognized in the current period.

Our collaboration revenue increased by $9.5 million during the nine months ended August 31, 2022 compared to the nine months ended August 31, 2021 primarily due to increased effort resulting in a higher percentage of completion of performance obligations under our collaborations with Gilead and Sanofi in the current period. The increases were also due to additions to the transaction price from the achievement of research milestones totaling $10.0 million from our collaboration with Gilead and $2.0 million from our collaboration with Sanofi that resulted in higher revenue recognized in each period and impacted the cumulative catch up in revenue for activities satisfied in previous periods.

Research and Development Expenses

Our research and development expenses for the three and nine months ended August 31, 2022 and 2021 are summarized as follows (in thousands):

	Three Months Ended			Nine Months Ended
	August 31,			August 31,
	2022	2021	Change	2022	2021	Change
Compensation and related personnel costs	$17,290	$9,968	$7,322	$48,984	$26,832	$22,152
Stock-based compensation	4,229	2,212	2,017	11,766	5,450	6,316
Supplies and contract research	12,680	10,399	2,281	36,413	27,062	9,351
Preclinical activities	1,513	396	1,117	5,350	1,739	3,611
Contract manufacturing	3,014	3,147	(133)	10,738	6,514	4,224
Clinical costs	3,473	1,583	1,890	9,978	3,526	6,452
Facility and other costs	5,562	3,201	2,361	15,162	8,780	6,382
Total research and development expenses	$47,761	$30,906	$16,855	$138,391	$79,903	$58,488

Our research and development expenses increased by $16.9 million during the three months ended August 31, 2022 compared to the three months ended August 31, 2021. There was an increase in compensation and related personnel costs and in non-cash stock-based compensation expense of $7.3 million and $2.0 million, respectively, that were primarily attributable to higher headcount. The increase in non-cash stock-based compensation expense was also attributable to the issuance of restricted stock units (RSUs). There was also an increase in cost related to supplies and contract research and preclinical activities of $3.4 million as we continued to expand our preclinical development activities and drug discovery research, and an increase in clinical costs of $1.9 million primarily due to the ramping up of our clinical trial programs and ongoing patient enrollment.

Our research and development expenses increased by $58.5 million during the nine months ended August 31, 2022 compared to the nine months ended August 31, 2021. There was an increase in compensation and related personnel costs and in non-cash stock-based compensation expense of $22.2 million and $6.3 million, respectively, that were primarily attributable to higher headcount. The increase in non-cash stock-based compensation expense was also attributable to the issuance of RSUs. There was also an increase in cost related to supplies and contract research and preclinical activities of $13.0 million as we continued to expand our preclinical development activities and drug discovery research, and an increase in contract manufacturing and clinical costs of $10.7 million primarily due to the ramping up of our clinical trial programs and ongoing patient enrollment.

General and Administrative Expenses

Our general and administrative expenses increased by $1.4 million during the three months ended August 31, 2022 compared to the three months ended August 31, 2021. There was an increase of $0.3 million in compensation and related expenses and an increase of $0.7 million in non-cash stock-based compensation expense attributable to the issuance of RSUs and increased issuance of stock options. There was also an increase of $0.4 million in professional service and consulting expenses.

Our general and administrative expenses increased by $6.2 million during the nine months ended August 31, 2022 compared to the nine months ended August 31, 2021. There was an increase of $1.3 million in compensation related expenses and an increase of $2.6 million in non-cash stock-based compensation expense, both of which were primarily attributable to higher headcount. There was also an increase of $2.1 million in professional service expenses, including legal and accounting expenses related to infrastructure improvements.

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

In August 2021, we filed a shelf registration statement on Form S-3 on file with the SEC. This shelf registration statement, which includes a base prospectus, allows us at any time to offer and sell registered common stock, preferred stock, debt securities, warrants, subscriptions rights and units or any combination of such securities described in the prospectus in one or more offerings. In addition, we entered into an Equity Distribution Agreement with Piper Sandler & Co. (Piper Sandler) pursuant to which, from time to time, we may offer and sell through Piper Sandler up to $150.0 million of the common stock registered under the shelf registration statement pursuant to one or more “at the market” offerings. We are not required to sell any shares at any time during the term of the Equity Distribution Agreement. We agreed to pay Piper Sandler a commission of 3% of the gross sales price of any shares sold pursuant to the Equity Distribution Agreement. In June 2022, we issued and sold 2,000,000 shares of common stock under the Equity Distribution Agreement at a price of $10.0001 per share of common stock for net proceeds of approximately $19.3 million after deducting offering commissions and expenses paid by us (the June 2022 ATM Offering). As of August 31, 2022, we had $130.0 million of common stock remaining available for sale under the Equity Distribution Agreement.

In July 2022, we entered into separate securities purchase agreements with certain purchasers to issue and sell pre‑funded warrants to purchase an aggregate of 6,814,920 shares of our common stock in registered direct offerings (RDOs) at a price of $13.939 per pre-funded warrant. Net proceeds from the RDOs were approximately $94.8 million, after deducting offering expenses of $0.2 million. The pre-funded warrants were immediately exercisable, have an exercise price of $0.001 and may be exercised at any time after the date of issuance. A holder of the pre-funded warrants may not exercise the warrant if the holder, together with its affiliates, would beneficially own more than 9.99% of the number of shares of our common stock outstanding immediately after giving effect to such exercise. A holder of the pre-funded warrants may increase or decrease this percentage not in excess of 19.99% by providing us at least 61 days’ prior notice. As of August 31, 2022, all of the pre-funded warrants remained available for exercise.

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

Funding Requirements

As of August 31, 2022, our operations have primarily been funded through the net proceeds from equity offerings of $650.5 million and proceeds from collaborations of $310.0 million. We do not have any products approved for sale, and we have not generated any revenue from product sales. As of August 31, 2022, we had $413.6 million in cash, cash equivalents and marketable securities.

We expect that our existing cash, cash equivalents and marketable securities are sufficient to meet our cash requirements and continue operating activities, including the clinical trials of our drug candidates NX‑2127, NX‑1607, NX‑5948 and DeTIL‑0255 and the expansion of our intellectual property portfolio and infrastructure, for at least the next 12 months. We will need substantial additional funding to support our continuing operations and pursue our long-term business plan. We may seek to raise any necessary additional capital through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing and distribution arrangements. Because of the numerous risks and uncertainties associated with the development and commercialization of our drug candidates and the extent to which we may enter into additional collaborations with third parties to participate in their development and commercialization, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated pre-clinical studies and clinical trials.

In the long term, our ability to support our working capital and capital expenditure requirements will depend on many factors, including the following:

•

the progress, costs and results of our ongoing Phase 1 clinical trials for our lead drug candidates NX-2127, NX-1607, NX‑5948 and DeTIL-0255, and any future clinical development of such drug candidates;

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

As of August 31, 2022, our material cash requirements include the following contractual and other obligations (in thousands):

	Payments due by period
	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Operating lease obligations	$6,487	$12,965	$5,380	$23,248	$48,080
Total contractual obligations	$6,487	$12,965	$5,380	$23,248	$48,080

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

Cash flows

Our cash flows for the nine months ended August 31, 2022 and 2021 are summarized as follows (in thousands):

	Nine Months Ended August 31,
	2022	2021
Cash used in operating activities	$(121,852)	$(53,454)
Cash used in investing activities	(27,810)	(71,728)
Cash provided by financing activities	117,327	153,382
Net (decrease) increase in cash, cash equivalents and restricted cash	$(32,335)	$28,200

Operating activities

Net cash used in operating activities was $121.9 million for the nine months ended August 31, 2022 and consisted of a net loss of $133.6 million and an increase in net assets of $17.1 million, offset by non-cash adjustments of $28.9 million. The increase in net assets consisted of a decrease in deferred revenue of $22.3 million as we increased effort in our programs and recognized revenue, a decrease in operating lease liabilities of $3.7 million and an increase in prepaid expenses and other assets of $2.3 million primarily related to increased prepaid clinical and contract manufacturing costs and software license costs, offset by a decrease in accounts receivable of $6.0 million related to payments received under the Gilead Agreement, an increase in accrued expenses and other liabilities of $4.2 million primarily related to equipment purchases and the accrual of annual incentive compensation and an increase in accounts payable of $1.0 million. Non-cash adjustments primarily consisted of stock-based compensation expenses of $19.8 million, amortization of operating lease right-of-use assets of $4.0 million and depreciation and amortization expenses of $3.7 million.

Net cash used in operating activities was $53.5 million for the nine months ended August 31, 2021 and consisted of our net loss of $79.5 million, offset by a decrease in net assets of $9.4 million and non-cash adjustments of $16.7 million. The decrease in net assets consisted primarily of an increase in deferred revenue of $10.6 million, a decrease in income tax receivable of $3.6 million due to refunds received, an increase in accrued and other liabilities of $2.8 million, offset by an increase in prepaid expenses and other assets of $6.0 million primarily due to increased prepaid clinical costs and a decrease in operating lease liabilities of $2.4 million. Non-cash adjustments primarily consisted of stock-based compensation expenses of $11.0 million, amortization of operating lease right-of-use assets of $2.4 million and depreciation and amortization expenses of $2.0 million.

Investing activities

Net cash used in investing activities was $27.8 million for the nine months ended August 31, 2022 and consisted of the purchase of marketable securities of $212.5 million and the purchase of property and equipment of $9.7 million, offset by the maturity of marketable securities of $194.3 million.

Net cash used in investing activities was $71.7 million for the nine months ended August 31, 2021 and consisted of the purchase of marketable securities of $257.8 million and the purchase of property and equipment of $4.8 million, offset by the sale of marketable securities of $7.0 million and the maturity of marketable securities of $183.9 million.

Financing activities

Net cash provided by financing activities was $117.3 million for the nine months ended August 31, 2022 and consisted primarily of net proceeds from the issuance of pre-funded warrants in the RDOs of $94.9 million and from the issuance of common stock in the June 2022 ATM Offering of $19.4 million.

Net cash provided by financing activities was $153.4 million for the nine months ended August 31, 2021 and consisted primarily of proceeds from the issuance of common stock from a follow-on offering in March 2021.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our market risks, as of August 31, 2022, have not changed materially from those discussed in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the year ended November 30, 2021, filed with the SEC on January 28, 2022. As a “smaller reporting company” we are no longer required to provide the information required under this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President and Chief Executive Officer and our Chief Financial Officer, our principal executive officer and principal accounting and financial officer, respectively, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of August 31, 2022.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our President and Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures, our President and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of August 31, 2022 due to the material weakness in our internal control over financial reporting described below.

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

Changes in Internal Control Over Financial Reporting

As described under the Remediation Plan above, we continued formalizing documentation of our IT policies and procedures and implementing new controls during the three months ended August 31, 2022. Such remediation actions were changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended August 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•

If we are unable to obtain and maintain patent protection for our technology, our current drug candidates and any future drug candidates that we may develop, or if the scope of the patent protection obtained is not sufficiently broad, our competitors and other third parties could develop and commercialize technology and drug candidates similar or identical to ours, and our ability to successfully commercialize our technology and drug candidates may be impaired, and we may not be able to compete effectively in our market.

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

Our net loss was $117.2 million for the fiscal year ended November 30, 2021, and $133.6 million for the nine months ended August 31, 2022. As of August 31, 2022, we had an accumulated deficit of $354.5 million. To date, we have not generated any revenue from product sales and have financed our operations primarily through our collaborations and sales of our equity interests. We are in the early stages of development of our drug candidates. Our lead drug candidates, NX-2127, NX-1607, NX-5948 and DeTIL‑0255 recently entered clinical development. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We anticipate that our operating expenses and capital expenditure requirements will increase substantially if and as we:

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

We had cash, cash equivalents and marketable securities of $413.6 million as of August 31, 2022. We believe that our existing cash, cash equivalents and marketable securities, will be sufficient to fund our operating expenses and capital expenditure requirements through at least the next 12 months. However, our future capital requirements and the period for which we expect our existing resources to support our operations may vary significantly from what we expect, and we may need to seek additional funds sooner than planned. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans. Our future capital requirements will depend on many factors, including:

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
•

any future collaborators that conduct clinical trials may face any of the above issues and may also conduct clinical trials in ways they view as advantageous to them but that are suboptimal for us; and

•

disruptions caused by the COVID-19 pandemic, including supply chain disruptions, may increase the likelihood that we encounter such difficulties or delays in initiating, enrolling, conducting or completing our planned and ongoing clinical trials.

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

If any drug candidates we develop are associated with serious adverse events, or undesirable side effects, or have characteristics that are unexpected, including in preclinical studies, we may need to abandon their development or limit development to certain uses or subpopulations in which the adverse events, undesirable side effects or other characteristics are less prevalent, less severe, or more acceptable from a risk-benefit perspective, any of which would have a material adverse effect on our business, financial condition, results of operations, and prospects. For example, increased bleeding risk and cardiac arrhythmia such as atrial fibrillation have been reported side effects of approved BTK inhibitors. Furthermore, NX-1607 could activate the immune response to unsafe levels and may have the potential to induce hypercytokinemia, or cytokine storm, which is the overstimulation of immune cells and subsequent overproduction of their activating compounds. Many drug candidates that initially showed promise in early-stage testing for treating cancer or other diseases later have been found to cause side effects that prevented further clinical development of the drug candidates or limited their competitiveness in the market.

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

From time to time, we may publish interim top-line or preliminary data from our planned clinical trials. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Preliminary or top-line data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, interim and preliminary data should be viewed with caution until the final data are available. Adverse differences between preliminary or interim data and final data could significantly harm our reputation, business, results of operations, financial condition and prospects.

If we experience delays or difficulties in enrolling patients in clinical trials, our receipt of necessary marketing approvals could be delayed or prevented.

We may not be able to initiate or continue clinical trials for our drug candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or similar regulatory authorities outside of the United States. In particular, we are currently conducting Phase 1 clinical trials for each of our four lead drug candidates: NX-2127, NX-1607, NX‑5948 and DeTIL-0255. We cannot predict how difficult it will be to enroll patients for these trials. Therefore, our ability to identify and enroll eligible patients for our NX-2127, NX-1607, NX-5948 and DeTIL-0255 clinical trials may be limited or may result in slower enrollment than we anticipate. In addition, some of our competitors have ongoing clinical trials for drug candidates that treat the same indications as our drug candidates, and patients who otherwise would be eligible for our planned clinical trials instead may enroll in clinical trials of our competitors’ drug candidates. Moreover, the size of the relevant patient populations for the diseases that our lead drug candidates target is small, and as more companies begin to focus attention and resources on drug candidates to treat the same indications as our drug candidates, we may experience delays or be unable to successfully recruit and enroll a sufficient number of eligible patients in our clinical trials. Patient enrollment is affected by other factors including:

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

Research programs to identify new drug candidates require substantial technical, financial and human resources. We may choose to focus our efforts and resources on a potential drug candidate that ultimately proves to be unsuccessful. If we are unable to identify suitable drug candidates for preclinical and clinical development, we will not be able to obtain revenues from the sale of products in future periods, which likely would result in significant harm to our financial position and adversely impact our stock price.

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

From time to time, we estimate the timing of the anticipated accomplishment of various scientific, clinical, regulatory and other product development goals, which we sometimes refer to as milestones. These milestones may include the commencement or completion of scientific studies and clinical trials and the submission of regulatory filings and may be associated with payments from third-party collaborators such as Sanofi or Gilead. From time to time, we may publicly announce the expected timing of some of these milestones. All of these milestones are and will be based on numerous assumptions. The actual timing of these milestones can vary dramatically compared to our estimates, in some cases for reasons beyond our control. If we do not meet these milestones as publicly announced, or at all, our revenue may be lower than expected, the commercialization of our products may be delayed or never achieved and, as a result, our stock price may decline.

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

Collaborations involving our research programs or any drug candidates we may develop, including our collaborations with Sanofi and Gilead, pose risks to us, including:

•	Collaborators have significant discretion in determining the efforts and resources that they will apply to collaborations with us.
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

•

Collaboration agreements may not lead to development or commercialization of drug candidates in the most efficient manner, or at all. For instance, if a present or future collaborator of ours were to be involved in a business combination, the continued pursuit and emphasis on our product development or commercialization program under such collaboration could be delayed, diminished or terminated.

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

We may in the future decide to collaborate with pharmaceutical and biotechnology companies for the development and potential commercialization of any drug candidates we may develop. These relationships may require us to incur non-recurring and other charges, increase our near- and long-term expenditures, issue securities that dilute the ownership interest of our existing stockholders, or disrupt our management and business. In addition, we could face significant competition in seeking appropriate collaborators, and the negotiation process is time-consuming and complex. Our ability to reach a definitive collaboration agreement will depend upon, among other things, our assessment of the proposed collaborator’s resources and expertise, the terms and conditions of the proposed collaboration, and the proposed collaborator’s evaluation of several factors. If we license rights to any drug candidates we or our collaborators may develop, we may not be able to realize the benefit of such transactions if we are unable to successfully integrate them with our existing operations and company culture.

We may seek to establish additional collaborations. If we are not able to establish collaborations on commercially reasonable terms, we may have to alter our development and commercialization plans.

We plan to continue to selectively pursue collaborations with leading biopharmaceutical companies with development and commercial expertise and capabilities. We face significant competition in attracting appropriate collaborators to advance the development of any drug candidates for which we may seek a collaboration. Whether we reach a definitive agreement for a collaboration will depend upon, among other things, our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. Those factors may include the design or results of preclinical studies and clinical trials, the likelihood of approval by the FDA or other regulatory authorities, the potential market for the subject drug candidate, the costs and complexities of manufacturing and delivering such drug candidate to patients, the potential of competing products, uncertainty with respect to our ownership of technology (which can exist if there is a challenge to such ownership without regard to the merits of the challenge), the terms of any existing collaboration agreements, and industry and market conditions generally. The collaborator also may have the opportunity to collaborate on other drug candidates or technologies for similar indications and will have to evaluate whether such a collaboration could be more attractive than one with us.

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

We may not be able to negotiate collaborations on a timely basis, on acceptable terms, or at all. If we are unable to do so, we may have to curtail the development of the drug candidate for which we are seeking to collaborate, reduce or delay its development program or one or more of our other development programs, delay its potential commercialization or reduce the scope of any sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to increase our expenditures to fund development or commercialization activities on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms, or at all. If we do not have sufficient funds, we may not be able to further develop our drug candidates or bring them to market and generate revenue from product sales, which could have an adverse effect on our business, financial condition, results of operations and prospects.

We rely on third parties to conduct our clinical trials, and those third parties may not perform satisfactorily, including failing to meet deadlines for completing such trials.

We rely on third-party contract research organizations (CROs) to conduct our Phase 1 clinical trial programs for NX-2127, NX-1607, NX-5948 and DeTIL-0255 and we will rely on third-party CROs to conduct any clinical trials for other drug candidates. Agreements with these CROs might terminate for a variety of reasons, including for such CRO’s failure to perform. Entry into alternative arrangements, if necessary, could significantly delay our product development activities.

Our reliance on these CROs for research and development activities will reduce our control over these activities but will not relieve us of our responsibilities. For example, we will remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols in the applicable IND. Moreover, the FDA requires compliance with standards, commonly referred to as GCPs, for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected.

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

Any performance failure on the part of our existing or future manufacturers could delay clinical development or marketing approval or could result in withdrawal of marketing approval. We do not currently have arrangements in place for redundant supply or a second source for bulk drug substance. If our current CMOs cannot perform as agreed, we may be required to replace such manufacturers. Although we believe that there are several potential alternative manufacturers who could manufacture our drug candidates, we may incur added costs and delays in identifying and qualifying any such replacement manufacturer or may not be able to reach agreement with any alternative manufacturer.

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

We obtain certain chemical or biological intermediates in the synthesis of our drug candidates and NHPs for toxicology testing in countries affected by the COVID-19 pandemic. If we are unable to obtain these chemical or biological intermediates or NHPs in sufficient quantity and in a timely manner due to disruptions in the global supply chain caused by the COVID-19 pandemic, the development, testing and clinical trials of that drug candidate may be delayed or infeasible, and regulatory approval or commercial launch of any resulting product may be delayed or not obtained, which could significantly harm our business.

Our CMOs may be unable to successfully scale-up manufacturing of our drug candidates in sufficient quality and quantity, which would delay or prevent us from developing our drug candidates and commercializing approved products, if any.

In order to conduct clinical trials of our drug candidates, we will need to manufacture our drug candidates in large quantities. Quality issues may arise during scale-up activities. Our reliance on a limited number of CMOs, the complexity of drug manufacturing and the difficulty of scaling up a manufacturing process could cause the delay of clinical trials, regulatory submissions, required approvals or commercialization of our drug candidates, cause us to incur higher costs and prevent us from commercializing our drug candidates successfully. Furthermore, if our CMOs fail to deliver the required commercial quality and quantities of materials on a timely basis and at commercially reasonable prices, and we are unable to secure one or more replacement CMOs capable of production in a timely manner at a substantially equivalent cost, then testing and clinical trials of that drug candidate may be delayed or infeasible, and regulatory approval or commercial launch of any resulting product may be delayed or not obtained, which could significantly harm our business.

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

If we are unable to establish our own sales and marketing capabilities or enter into arrangements with third parties to perform these services, our revenue from product sales and our profitability, if any, are likely to be lower than if we ourselves were to market and sell any products that we develop. In addition, we may not be successful in entering into arrangements with third parties to market and sell our drug candidates or may be unable to do so on terms that are acceptable to us. Any of these third parties may fail to devote the necessary resources and attention to sell and market our products effectively. If we do not establish sales and marketing capabilities successfully, either on our own or in collaboration with third parties, we will not be successful in commercializing our drug candidates.

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

Risks Related to Our Intellectual Property

If we are unable to obtain and maintain patent protection for our technology, our current drug candidates and any future drug candidates that we may develop, or if the scope of the patent protection obtained is not sufficiently broad, our competitors and other third parties could develop and commercialize technology and drug candidates similar or identical to ours, and our ability to successfully commercialize our technology and drug candidates may be impaired, and we may not be able to compete effectively in our market.

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

Additionally, recent U.S. Supreme Court rulings have narrowed the scope of patent protection available in certain circumstances and weakened the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents once obtained. Depending on decisions by the U.S. Congress, the U.S. federal courts and the USPTO, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future. Any of the foregoing, including any similar adverse changes in the patent laws of other jurisdictions, could also have a material adverse effect on our business, financial condition, results of operations and prospects.

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

A third party may hold intellectual property, including patent rights, that are important or necessary to the development of our drug candidates. It may be necessary for us to use the patented or proprietary technology of a third party to commercialize our own technology or drug candidates, in which case we would be required to obtain a license from such third party. A license to such intellectual property may not be available or may not be available on commercially reasonable terms, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

Even if the FDA reviews an NDA seeking accelerated approval, there can be no assurance that approval will be granted on a timely basis, or at all. The FDA may disagree that the design of, or results from, our studies support accelerated approval. Additionally, the FDA could require us to conduct further studies or trials prior to granting approval of any type, including by determining that approval through the Accelerated Approval Program is not appropriate and that our clinical trials may not be used to support approval through the conventional pathway. We might not be able to fulfill the FDA’s requirements in a timely manner, which would cause delays, or approval might not be granted because our submission is deemed incomplete by the FDA. There also can be no assurance that after subsequent FDA feedback we will continue to pursue approval through the Accelerated Approval Program. A failure to obtain approval through the Accelerated Approval Program could result in a longer time period to obtain approval of our drug candidates, could increase the cost of their development, could delay our ability to commercialize our products and could significantly harm our financial position and competitive position in the marketplace.

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

Any delay in obtaining, or inability to obtain, approval through the Accelerated Approval Program, or any issues in maintaining approval granted under the Accelerated Approval Program, would delay or prevent commercialization of our products, and would materially adversely affect our business, financial condition, results of operations and prospects.

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

To market and sell our drug candidates in jurisdictions outside the United States, we must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing. The time required to obtain approvals from foreign regulatory authorities may differ substantially from that required to obtain FDA approval. The regulatory approval process outside the United States generally includes all of the risks associated with obtaining FDA approval. In addition, in many countries outside the United States, we must secure product reimbursement approvals before regulatory authorities will approve the product for sale in that country. Failure to obtain foreign regulatory approvals on a timely basis or non-compliance with foreign regulatory requirements could result in significant delays, difficulties and costs for us and could delay or prevent the introduction of our drug candidates in certain countries. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the United States does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. We may not be able to file for marketing approvals and may not receive necessary approvals to commercialize our products in any jurisdiction, which would materially impair our ability to generate revenue.

The UK’s exit from the EU continues to create political and economic uncertainty, particularly in the UK and the EU. The UK is now being treated as a ‘third country’ by the EU and new UK legislation has taken effect. This means that some regulatory activities, such as batch testing and Qualified Person certification, conducted in Great Britain are no longer recognized in the EU. However, the UK and EU have concluded a Trade and Cooperation Agreement (TCA), which has been approved by the UK Parliament, European Council and European Parliament and has limited the disruption to the supply of medicines, particularly by enabling tariff and quota-free trade between the UK and the EU (provided that the rules of origin requirements are met), and has streamlined some issues, for example by enabling mutual recognition of cGMP inspections and certificates. The regulatory framework for medicines that existed before the end of the transition period has also effectively been preserved in UK domestic legislation as ‘retained EU law.’ By retaining a snapshot of EU legislation at its core, the UK has prevented substantial divergence in the regulation of medicines (although divergence has appeared in some areas). However, some changes to the UK legislation have been immediately necessary, including the implementation of the Northern Ireland Protocol (NIP), pursuant to which, the EU pharmaceutical legal framework acquis continues to apply in Northern Ireland (subject to periodic consent of the Northern Ireland Legislative Assembly), and only products compliant with EU law can be placed in the Northern Ireland market—adding an extra layer of regulatory complexity. As a result, companies now need to comply with a separate UK regulatory legal framework in order to commercialize medicinal products in Great Britain (namely, England, Wales and Scotland, as EU law continues to apply in Northern Ireland). The UK government has attempted to renegotiate fundamental aspects of the NIP so this is an unpredictable area for companies in the near future. Failed attempts to renegotiate the NIP have led to media reports of the UK potentially triggering Article 16 of the NIP, a safeguarding measure, that may be engaged unilaterally if the application of the NIP leads to serious economic, societal or environmental difficulties that are liable to persist, or to diversion of trade. Currently, the UK government has introduced a bill ‘Northern Ireland Protocol Bill’ which if enacted into law would enable the government to unilaterally disapply parts of the NIP which may lead to changes to the regulatory environment in Northern Ireland, and may trigger retaliatory measures against the UK by the European Union. The TCA allows for future deviation from the current regulatory framework and it is not known if and/or when any deviations may occur, which may have an impact on development, manufacture, marketing authorization, commercial sales and distribution of pharmaceutical products. It is also important to note that obtaining a marketing authorization is not sufficient to gain effective access to the market in the EU and in the UK; companies still need to agree to a reimbursement price for the products and in some jurisdictions, such as the UK and Germany, a further positive recommendation from health technology on cost-effectiveness is required for the products to be actually prescribed and reimbursed by the respective national health systems (see “—Governments outside of the United States tend to impose strict price controls, which may adversely affect our revenues from the sales of drugs,” below). If we fail to comply with the regulatory requirements in international markets and thus do not receive applicable marketing approvals, our target market will be reduced, our ability to realize the full market potential of our drug candidates will be harmed and our business will be adversely affected. We may not obtain foreign regulatory approvals on a timely basis, or at all. Our failure to obtain approval of any of our drug candidates by regulatory authorities in another country may significantly diminish the commercial prospects of that drug candidate and our business prospects could decline.

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

In addition, manufacturers of approved products and those manufacturers’ facilities are required to comply with extensive FDA, EMA, Medicines and Healthcare products Regulatory Agency (MHRA) and other regulatory requirements, including ensuring that quality control and manufacturing procedures conform to cGMPs, which include requirements relating to quality control and quality assurance, as well as the corresponding maintenance of records and documentation and reporting requirements. We, our third-party manufacturers, and any collaborators and their third-party manufacturers could be subject to periodic unannounced inspections by the FDA and other regulatory agencies to monitor and ensure compliance with cGMPs.

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

Non-compliance with EU and UK requirements regarding safety monitoring or pharmacovigilance, and with requirements related to the development of products for the pediatric population (as explained further under “—If any of our drug candidates are not considered to be a new active substance or are deemed to fall within the “global marketing authorization” of an existing medicinal product or if pediatric studies are not adequately completed, this may result in lack of regulatory data protection or failure to obtain an extension to existing regulatory data protection,” below), also can result in significant financial penalties, and non-compliance with pediatric requirements may prevent regulatory approvals from being granted. Similarly, failure to comply with the EU and UK’s requirements regarding the protection of personal information can lead to significant penalties and sanctions.

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

We may seek Orphan Drug Designation or other designations from regulators for one or more of our current or future drug candidates. Regulatory authorities in some jurisdictions, including the United States, EU and European Economic Area (EEA), Switzerland and the UK, may designate drugs or biological products for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may grant orphan designation to a drug or biological product intended to treat a rare disease or condition, defined as a disease or condition with a patient population of fewer than 200,000 in the United States, or a patient population greater than 200,000 in the United States when there is no reasonable expectation that the cost of developing and making available the drug in the United States will be recovered from sales in the United States for that drug or biological product. In the United States, Orphan Drug Designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user-fee waivers. After the FDA grants Orphan Drug Designation, the identity of the drug or biological product and its potential orphan use are disclosed publicly by the FDA. Orphan Drug Designation does not convey any advantage in, or shorten the duration of, the regulatory review and licensure process.

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

In addition, Congress is considering updates to the orphan drug provisions of the FDCA in response to a recent decision by the U.S. Court of Appeals for the Eleventh Circuit. Any changes to the orphan drug provisions could change our opportunities for, or likelihood of success in obtaining, orphan drug exclusivity and would materially adversely affect our business, results of operations, financial condition and prospects.

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

Where an applicant for a marketing authorization submits a full dossier containing its own pharmaceutical, pre-clinical tests and clinical trials data, and where the application does not fall within the ‘global marketing authorization’ of an existing medicinal product, the applicant is entitled to eight years of regulatory data protection upon grant of the marketing authorization (the period starts to run from the first marketing authorization in the EU and EEA). During this period, applicants for approval of generics or biosimilars cannot rely on data contained in the marketing authorization dossier submitted for the already authorized, or reference, medicinal product to support their application. After the expiration of the eight-year period of regulatory data protection, the reference medicinal product benefits from a further two-year period of marketing protection. During these two years of marketing protection, no generic or biosimilar medicinal product that relies upon the reference medicinal product’s dossier may be placed on the EU market, but a generic or biosimilar marketing authorization application can be submitted to the competent regulatory authorities in the EU Member States during this time. The two-year period of marketing protection can further be extended by one year if, during the first eight years of the grant of the first marketing authorization, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies. However, even if a compound is considered to be a new active substance and the innovator is able to gain the period of regulatory data protection and marketing protection, provided that no other IP or regulatory exclusivities applied, another unrelated company could also apply for a marketing authorization and market another competing medicinal product for the same therapeutic indication if such company obtained its own marketing authorization based on a separate marketing authorization application based on a full self-standing scientific data package supporting the application. The period of regulatory data protection and marketing protection applies in the UK (running from the date of the first authorization in Great Britain).

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

Applicable U.S. federal and state and non-U.S. healthcare laws and regulations include the following:

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

In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of our drug candidates, restrict or regulate post-approval activities and affect our ability to profitably sell any drug candidates for which we obtain marketing approval. The pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by legislative initiatives. Current laws, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any FDA-approved product.

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

To date, there have been several recent U.S. congressional inquiries and proposed and enacted state and federal legislation and regulation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient support programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. For example, included in the Consolidated Appropriations Act of 2021 were several drug price reporting and transparency measures, such as a new requirement for certain Medicare plans to develop tools to display Medicare Part D prescription drug benefit information in real time and for group and health insurance issuers to report information on pharmacy benefit and drug costs to the Secretaries of the Departments of Health and Human Services, Labor and the Treasury. Additionally, on February 2, 2022, the Biden administration signaled its continued commitment to the Cancer Moonshot initiative, which was initially launched in 2016. In its announcement, the administration noted that its new goals under the initiative include addressing inequities in order to ensure broader access to cutting-edge cancer therapeutics and investing in a robust pipeline for new treatments.

Most recently, on August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022 (the Act), which, among other provisions, included several measures intended to lower the cost of prescription drugs and related healthcare reforms. Specifically, the Act authorizes and directs the Department of Health and Human Services to set drug price caps for certain high-cost Medicare Part B and Part D qualified drugs, with the initial list of drugs to be selected by September 1, 2023, and the first year of maximum price applicability to begin in 2026. The Act further authorizes the Department of Health and Human Services to penalize pharmaceutical manufacturers that increase the price of certain Medicare Part B and Part D drugs faster than the rate of inflation. Finally, the Act creates significant changes to the Medicare Part D benefit design by capping Part D beneficiaries’ annual out-of-pocket spending at $2,000 beginning in 2025. We cannot be sure whether additional legislation or rulemaking related to the Act will be issued or enacted, or what impact, if any, such changes will have on the profitability of any of our drug candidates, if approved for commercial use, in the future.

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

In some countries, particularly the countries of the EU and the UK, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a drug. To obtain reimbursement or pricing approval in some countries, we, or our collaborators, may be required to conduct a clinical trial that compares the cost-effectiveness of our drug to other available therapies. Furthermore, in some European countries, the authorities conduct an HTA to assess the cost-effectiveness of the product (in the UK that HTA assessment is conducted by the National Institute for Health and Care Excellence), which may significantly impact effective access to the market. If reimbursement of our drugs is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our business could be materially harmed.

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

The COVID-19 pandemic and mitigation measures also may have an adverse impact on global economic conditions, which could adversely impact our business, financial condition or results of operations. Additionally, the COVID-19 pandemic has resulted in significant financial market volatility and uncertainty. A continuation or worsening of the levels of market disruption and volatility seen in the recent past as a result of the COVID-19 pandemic could have an adverse effect on our ability to access capital and on the market price of our common stock. It is currently not possible to predict how long the COVID-19 pandemic and its effects will last or the time that it will take for economic activity to return to prior levels. The extent to which the COVID-19 pandemic impacts our results will depend on future developments that are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of the virus and the actions taken to contain its impact. See also the section titled “—Risks Related to Dependence on Third Parties.”

If we fail to attract and retain management and other key personnel, we may be unable to continue to successfully develop our current and any future drug candidates, commercialize our drug candidates or otherwise implement our business plan.

Our ability to compete in the highly competitive pharmaceuticals industry depends upon our ability to attract and retain highly qualified managerial, scientific, medical, sales and marketing and other personnel. We are highly dependent on our management and scientific personnel, including our President and Chief Executive Officer, Arthur T. Sands, M.D., Ph.D., our Chief Scientific Officer, Gwenn Hansen, Ph.D., and our Chief Operating Officer and Executive Vice President of Product Development, Stefani A. Wolff. The loss of the services of Dr. Sands, Dr. Hansen or Ms. Wolff or other members of our senior leadership team could impede, delay or prevent the successful development of our product pipeline, completion of our current and planned clinical trials, commercialization of our products or in-licensing or acquisition of new assets, and could negatively impact our ability to successfully implement our business plan. If we lose the services of such individuals, we might not be able to find suitable replacements on a timely basis or at all, and our business could be harmed as a result. We do not maintain “key man” insurance policies on the lives of these individuals or the lives of any of our other employees.

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

We and our third-party service providers regularly defend against and respond to data security incidents, and we cannot assure you that our data protection efforts and our investment in information technology will prevent significant breakdowns, data leakages, breaches in our systems, or those of our third-party vendors and other contractors and consultants, or other cyber incidents that could have a material adverse effect upon our reputation, business, operations, or financial condition. If such an event were to occur that causes interruptions in our operations, or those of our third-party vendors and other contractors and consultants, it could result in a material disruption or delay of our product development programs. For example, the loss of clinical trial data from completed, ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Furthermore, significant disruptions of our internal information technology systems or those of our third-party vendors and other contractors and consultants, or security breaches could result in the loss, misappropriation, and/or unauthorized access, use, or disclosure of, or the prevention of access to, confidential information (including trade secrets or other intellectual property, proprietary business information, and personal information), which could result in financial, legal, business, and reputational harm to us. If any such event, including a computer security breach, results in the unauthorized access, use or release of personally identifiable information, our reputation could be materially damaged. In addition, such a breach may require notification to governmental agencies, the media or individuals pursuant to various federal and state privacy and security laws (and other similar non-U.S. laws), subject us to mandatory corrective action, and otherwise subject us to liability under laws and regulations that protect the privacy and security of personal information. For example, data breaches frequently result in regulatory actions and commercial and class action litigation based on a variety of laws and legal duties, such as the California Consumer Privacy Act (CCPA), which provides for a private right of action in the event of certain data security breaches. Such actions could result in significant legal and financial exposure and reputational damages that could have a material adverse effect on our business, financial condition, results of operations and prospects.

We are or may become subject to a variety of stringent privacy and data security laws, regulations, policies and contractual obligations related to data privacy and security, and changes in such laws, regulations, policies and contractual obligations and our failure, or any failure by our third-party vendors, collaborators, contractors or consultants, to comply with them could harm our business and result in enforcement action by regulators and claims from affected individuals.

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

Further, following the end of the Brexit Transition Period (on December 31, 2020) the EU GDPR has been implemented in the UK (as the UK GDPR)—non-compliance with which may lead to similar compliance and operational costs as the EU GDPR with potential fines of up to £17 million or 4% of global turnover. The UK GDPR sits alongside the UK Data Protection Act 2018 which implements certain derogations in the EU GDPR into UK law. Under the UK GDPR, companies not established in the UK but who process personal information in relation to the offering of goods or services to individuals in the UK, or to monitor their behavior will be subject to the UK GDPR—the requirements of which are (at this time) largely aligned with those under the EU GDPR. Further, on August 11, 2020, the UK Information Commissioner’s Office (ICO) published its proposed draft International Transfer Risk Assessment and tool (TRA) which is the UK equivalent of the EDPB Recommendations and provides for general advice on how to satisfy the Schrems II requirement to carry out a legal assessment for transfers of personal data subject to the UK GDPR. It is expected that the final version of the TRA will be published in early 2022. The UK’s ICO has also recently published: (i) its International Data Transfer Agreement to replace the old Standard Contractual Clauses for transfers to outside the UK; and (ii) a “UK addendum” to the new EU Standard Contractual Clauses which amends the relevant provisions of such clauses to work in a UK context.

As a company, we are in the process of implementing a GDPR compliance program. This is necessary to ensure we can initiate GDPR-compliant clinical trials in the EU. Failure to do so would mean we either cannot initiate GDPR-compliant clinical trials in the EU or we may face regulatory investigations, significant fines and penalties, reputational damage or be required to change our business practices, all of which could adversely affect our business, financial condition and results of operations.

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

There is no assurance that we will be completely effective in ensuring our compliance with all applicable anti-corruption laws, including the FCPA, the Bribery Act, or other legal requirements including Trade Control Laws. If we are not in compliance with the FCPA, the Bribery Act, and other anti-corruption laws or Trade Control Laws, we may be subject to criminal and civil penalties, legal expenses, and disgorgement and other sanctions and remedial measures, which could have an adverse impact on our business, financial condition, results of operations and liquidity. The SEC also may suspend or bar issuers from trading securities on U.S. exchanges for violations of the FCPA’s accounting provisions. Likewise, any investigation of any potential violations of the FCPA, the Bribery Act, other anti-corruption laws or Trade Control Laws by U.S., UK or other authorities also could have an adverse impact on our reputation, our business, results of operations and financial condition.

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

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. For example, the global financial crisis of 2007-2008 caused extreme volatility and disruptions in the capital and credit markets. Similarly, the volatility associated with the COVID-19 pandemic has caused significant instability and disruptions in the capital and credit markets and, in recent months, the global economy has been impacted by increasing interest rates and inflation. Likewise, the capital and credit markets may be adversely affected by the recent conflict between Russia and Ukraine, and the possibility of a wider European or global conflict, global sanctions imposed in response thereto, or an energy crisis. A severe or prolonged economic downturn, such as the global financial crisis, could result in a variety of risks to our business, including a decrease in the demand for our drug candidates and in our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy also could strain our suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our services. We cannot anticipate all of the ways in which the foregoing, and the current economic climate and financial market conditions generally, could adversely impact our business. Furthermore, our stock price may decline due in part to the volatility of the stock market and any general economic downturn.

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

We may choose to raise additional capital in the future, depending on market conditions, strategic considerations and operational requirements. For example, in March 2021, we sold an additional 5,175,000 shares of our common stock in a follow-on public offering. In addition, we currently have on file with the SEC a shelf registration statement on Form S-3 which allows us to offer and sell registered common stock, preferred stock, debt securities, warrants, subscriptions rights and or units from time to time pursuant to one or more offerings at prices and terms to be determined at the time of sale. In August 2021, we entered into an Equity Distribution Agreement with Piper Sandler & Co. (Piper Sandler) pursuant to which, from time to time, we may offer and sell through Piper Sandler up to $150.0 million of the common stock registered under the shelf registration statement pursuant to one or more “at the market” offerings. In June 2022, we issued and sold 2,000,000 shares of common stock under the Equity Distribution Agreement to Piper Sandler for net proceeds of approximately $19.3 million, after deducting offering commissions and expenses paid by us. As of August 31, 2022, we had $130.0 million of common stock remaining available for sale pursuant to the Equity Distribution Agreement. Sales of our common stock under the Equity Distribution Agreement with Piper Sandler could be subject to business, economic or competitive uncertainties and contingencies, many of which may be beyond our control, and which could cause actual results from the sale of our common stock to differ materially from expectations. In addition, in July 2022, we entered into separate Securities Purchase Agreements with certain purchasers to issue and sell pre-funded warrants to purchase an aggregate of 6,814,920 shares of our common stock in registered direct offerings for gross proceeds to us of $95.0 million before deducting offering expenses. Such pre-funded warrants are immediately exercisable, have an exercise price of $0.001 and may be exercised at any time after the date of issuance. To the extent additional capital is raised through the sale and issuance of shares or other securities convertible into shares, the ownership interest of our stockholders will be diluted. Future issuances of our common stock or other equity securities, or the perception that such sales may occur, could adversely affect the trading price of our common stock and impair our ability to raise capital through future offerings of shares or equity securities. No prediction can be made as to the effect, if any, that future sales of common stock or the availability of common stock for future sales will have on the trading price of our common stock.

We will not receive a significant amount, or potentially any, additional funds upon the exercise of our pre-funded warrants; however, any exercise would increase the number of shares eligible for future resale in the public market and result in substantial dilution to our stockholders.

As of August 31, 2022, we have issued pre-funded warrants to purchase a total of 6,814,920 shares of our common stock, of which 6,814,920 are outstanding. Each pre-funded warrant is exercisable for $0.001 per share of common stock underlying such pre-funded warrant, which may be paid by way of a cashless exercise, meaning that the holder may not pay a cash purchase price upon exercise, but instead would receive upon such exercise the net number of shares of common stock determined according to the formula set forth in the pre-funded warrant. Accordingly, we will not receive a significant amount, or potentially any, additional funds upon the exercise of the pre-funded warrants. To the extent such pre-funded warrants are exercised, additional shares of common stock will be issued for nominal or no additional consideration, which will result in substantial dilution to the then existing holders of our common stock and will increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of the common stock, causing our stock price to decline.

There is no public market for our pre-funded warrants.

There is no public trading market for our pre-funded warrants issued in July 2022, and we do not expect a market to develop. In addition, we do not intend to apply to list the pre-funded warrants on any securities exchange or nationally recognized trading system, including the Nasdaq Global Market (Nasdaq). Without an active market, the liquidity of the pre-funded warrants will be limited, and the value of the pre-funded warrants may be adversely impacted.

Additionally, each holder of pre-funded warrants will not be entitled to exercise any portion of any pre-funded warrant, which, upon giving effect to such exercise, would cause (i) the aggregate number of shares of our common stock beneficially owned by the holder (together with its affiliates) to exceed 9.99% of the number of shares of our common stock outstanding immediately after giving effect to the exercise, or (ii) the combined voting power of our securities beneficially owned by the holder (together with its affiliates) to exceed 9.99% of the combined voting power of all of our securities then outstanding immediately after giving effect to the exercise. However, any holder may increase or decrease such percentage to any other percentage (not in excess of 19.99%) upon at least 61 days’ prior notice from the holder to us.

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

As a public company, we incur and, particularly now that we no longer are an emerging growth company, will further incur significant legal, accounting and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of Nasdaq and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Moreover, since we ceased to be an “emerging growth company” on November 30, 2021, we may no longer take advantage of certain exemptions from various reporting requirements that are applicable to public companies. This increase in reporting requirements will further increase our compliance burden.

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

The reporting on our assessment of the effectiveness of our internal control over financial reporting needs to include disclosure of any material weaknesses identified in our internal control over financial reporting, as well as a statement that our independent registered public accounting firm has audited the effectiveness of our internal control over financial reporting. While we will qualify as a non-accelerated filer under SEC rules for fiscal year 2023 and therefore are not required to obtain such an audit for fiscal year 2023, in the event that we qualify as a large accelerated filer or accelerated filer under SEC rules in future years, our independent registered public accounting firm will be required to audit the effectiveness of our internal control over financial reporting, which will require increased costs, expenses, and management resources. Undetected material weaknesses in our internal control over financial reporting could lead to financial statement restatements and require us to incur the expense of remediation. We are also required to disclose changes made in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting on a quarterly basis. To comply with the requirements of being a public company, we have undertaken, and may need to further undertake in the future, various actions, such as implementing new internal controls and procedures and hiring additional accounting staff.

As discussed in Part I, Item 4 of this Quarterly Report on Form 10-Q, we have identified material weaknesses in our internal control over financial reporting related to controls over segregation of duties in our journal entry and account reconciliation processes, and certain information technology general controls. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. As a result of the identified material weaknesses, our management concluded that our internal control over financial reporting was not effective as of November 30, 2021, which was previously reported in Part II, Item 9A of our Annual Report on Form 10-K for the fiscal year ended November 30, 2021. As of August 31, 2022, these material weaknesses have not been remediated. The material weaknesses identified in Part I, Item 4 of this Quarterly Report on Form 10-Q did not result in any misstatement of our financial statements. We have designed and have begun implementing a remediation plan for these material weaknesses. However, our remediation efforts may be inadequate, or we may in the future discover material weaknesses in other areas of our internal control over financial reporting that require remediation.

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

Beginning with our Quarterly Report on Form 10-Q for the fiscal period ended May 31, 2022, we requalified as a “smaller reporting company,” meaning that the market value of our stock held by non-affiliates is less than $560.0 million as of May 31, 2022, and our annual revenue is less than $100.0 million during the most recently completed fiscal year. We will continue to be a smaller reporting company if either (i) the market value of our stock held by non-affiliates is less than $250.0 million as of the prior May 31 or (ii) our annual revenue is less than $100.0 million during the most recently completed fiscal year and the market value of our stock held by non-affiliates is less than $700.0 million as of the prior May 31. As a smaller reporting company, we may take advantage of many of the same exemptions from disclosure requirements as an emerging growth company, including reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

Unregistered Sales of Equity Securities

None.

Purchases of Equity Securities by Issuers and Affiliated Purchasers

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

4.1	Form of Pre-funded Warrant	8-K	001-39398	4.1	July 8, 2022

10.1	Form of Securities Purchase Agreement	8-K	001-39398	10.1	July 8, 2022

10.2	First Amendment to Collaboration, Option and License Agreement, dated August 13, 2019, by and between the Registrant and Gilead Sciences, Inc.					X

10.3*	Second Amendment to Collaboration, Option and License Agreement, dated September 9, 2022, by and between the Registrant and Gilead Sciences, Inc.					X

10.4†	Second Amendment to Collaboration and License Agreement, dated December 16, 2021, by and between the Registrant and Genzyme Corporation					X

10.5†	Third Amendment to Collaboration and License Agreement, dated July 7, 2022, by and between the Registrant and Genzyme Corporation					X

10.6*†	Fourth Amendment to Collaboration and License Agreement, dated August 11, 2022, by and between the Registrant and Genzyme Corporation					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1‡	Certification of Principal Executive Officer and Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	Inline XBRL Instance Document - the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File (formatted as Inline XBRL and included in exhibit 101)					X

*	Registrant has omitted certain schedules pursuant to Item 601(a)(5) of Regulation S-K promulgated by the SEC.

†	Registrant has omitted portions of the exhibit as permitted under Item 601(b)(10) of Regulation S-K.
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

NURIX THERAPEUTICS, INC.

Date: October 6, 2022	By:	/s/ Arthur T. Sands
Arthur T. Sands, M.D., Ph.D.
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: October 6, 2022	By:	/s/ Hans van Houte
Hans van Houte
Chief Financial Officer (Principal Financial and Accounting Officer)