Form 10-K
period 2022-11-30
Nurix Therapeutics, Inc.
filed 2023-02-09
CIK 1549595

Table of Content

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________________________________
FORM 10-K
___________________________________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended November 30, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
Commission File Number 001-39398
___________________________________________________________________________________
NURIX THERAPEUTICS, INC.
(Exact name of Registrant as specified in its Charter)
___________________________________________________________________________________

Delaware	27-0838048
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1700 Owens Street, Suite 205 San Francisco, CA	94158
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (415) 660-5320
___________________________________________________________________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
The aggregate market value of the common stock held by non-affiliates of the Registrant, based on the closing price of the Registrant’s common stock on May 31, 2022 (the last business day of the Registrant’s most recently completed second fiscal quarter) as reported by the Nasdaq Global Market on such date was approximately $443.5 million. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purpose.
As of January 31, 2023, the Registrant had 47,273,098 shares of common stock, $0.001 par value per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Certain sections of the Registrant’s definitive Proxy Statement to be filed in connection with the Registrant’s 2023 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such definitive Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the Registrant’s fiscal year ended November 30, 2022.

Table of Content

Table of Content
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
In some cases, you can identify forward-looking statements by such terminology as “believe,” “may,” “will,” “potentially,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “plan,” “expect” and similar expressions that convey uncertainty of future events or outcomes, although not all forward-looking statements contain these words. Forward-looking statements include, but are not limited to, statements about:
•the timing and conduct of our clinical trial programs for our lead drug candidates NX-2127, NX-1607, NX-5948, DeTIL‑0255 and other drug candidates, including statements regarding the timing of data and anticipated announcements, the selection of new development candidates and the initiation of clinical trials;
•the timing of, and our ability to obtain, marketing approvals for our lead drug candidates NX-2127, NX-1607, NX-5948, DeTIL-0255 and other drug candidates;
•our plans to pursue research and development of other drug candidates;
•the timing of investigational new drug application (IND) submissions for our drug candidates;
•the potential advantages of our DELigase platform and our drug candidates;
•the extent to which our scientific approach and DELigase platform may potentially address a broad range of diseases;
•the potential benefits of our arrangements with Sanofi S.A. and Gilead Sciences, Inc.;
•the timing of and our ability to obtain and maintain regulatory approvals for our drug candidates;
•the potential receipt of revenue from future sales of our drug candidates;
•the rate and degree of market acceptance and clinical utility of our drug candidates;
•our estimates regarding the potential market opportunity for our drug candidates;
•our sales, marketing and distribution capabilities and strategy;
•our ability to establish and maintain arrangements for the manufacturing of our drug candidates;
•the expected impact of macroeconomic conditions, including inflation, increasing interest rates and volatile market conditions, and global events, including the ongoing coronavirus (COVID-19) pandemic and the recent war in Ukraine, on our business, clinical trials, financial condition, liquidity and results of operations;
•the potential achievement of milestones and receipt of royalty payments under our collaborations;
•our ability to enter into additional collaborations with third parties;
•our intellectual property position;
•our estimates regarding expenses, future revenues, capital requirements and needs for additional financing;
•the impact of government laws and regulations; and
•our competitive position.
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

Table of Content
Risk Factors Summary
Our business is subject to a number of risks and uncertainties, including those risks discussed at-length below. These risks include, among others, the following:
•We have incurred significant losses since our inception. We expect to incur losses over at least the next several years and may never achieve or maintain profitability.
•We have never generated revenue from product sales and may never be profitable.
•We will need substantial additional funding. If we are unable to raise capital when needed, we may be required to delay, limit, reduce or terminate our research or product development programs or future commercialization efforts.
•Current and future legislation may increase the difficulty and cost for us, and any collaborators, to obtain marketing approval of and commercialize our drug candidates and affect the prices we, or they, may obtain.
•We are early in our development efforts. Our lead drug candidates, NX-2127, NX-1607, NX-5948 and DeTIL-0255 are in the early stages of clinical development. If we are unable to advance our drug candidates through clinical development, develop, obtain regulatory approval for and commercialize our drug candidates or experience significant delays in doing so, our business may be materially harmed.
•Our limited operating history may make it difficult to evaluate the success of our business to date and to assess our future viability.
•If serious adverse events, undesirable side effects or unexpected characteristics are identified during the development of any drug candidates we may develop, we may need to abandon or limit our further clinical development of those drug candidates.
•The results of preclinical studies and early-stage clinical trials may not be predictive of future results. Initial success in clinical trials may not be indicative of results obtained when these trials are completed or in later-stage trials.
•If we decide to seek Orphan Drug Designation or other designations from regulators for any of our current or future drug candidates, we may be unsuccessful or may be unable to maintain the benefits associated with these designations, including the potential for supplemental market exclusivity associated with an Orphan Drug Designation.
•If any of our drug candidates are not considered to be a new active substance or are deemed to fall within the “global marketing authorization” of an existing medicinal product or if pediatric studies are not adequately completed, this may result in lack of regulatory data protection or failure to obtain an extension to existing regulatory data protection.
•We face substantial competition in an environment of rapid technological change, which may result in others discovering, developing or commercializing products before or more successfully than we do.
•We expect to depend on collaborations with third parties for the research, development and commercialization of certain of the drug candidates we may develop. If any such collaborations are not successful, we may not be able to capitalize on the market potential of those drug candidates.
•We rely on third-party contract manufacturing organizations (CMOs) for the manufacture of both drug substance and finished drug product for our drug candidates for preclinical and clinical testing and expect to continue to do so for any future clinical trials and commercialization. This reliance on third parties may increase the risk that we will not have sufficient quantities of our drug candidates or products or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts.
•If we are unable to obtain and maintain patent protection for our technology, our current drug candidates and any future drug candidates that we may develop, or if the scope of the patent protection obtained is not sufficiently broad, our competitors and other third parties could develop and commercialize technology and drug candidates similar or identical to ours, and our ability to successfully commercialize our technology and drug candidates may be impaired, and we may not be able to compete effectively in our market.
•Third parties may initiate legal proceedings alleging that we are infringing, misappropriating or otherwise violating their intellectual property rights, the outcome of which would be uncertain and could have a material adverse effect on our business.
•Unfavorable global economic conditions could adversely affect our business, financial condition, stock price and results of operations.

Table of Content
•If we fail to attract and retain management and other key personnel, we may be unable to continue to successfully develop our current and any future drug candidates, commercialize our drug candidates or otherwise implement our business plan.
•Even if we are able to commercialize any drug candidates, the products may become subject to unfavorable pricing regulations, third-party reimbursement practices or healthcare reform initiatives, which would harm our business.

Table of Content
PART I
Item 1. Business
When used in this report, unless otherwise indicated, “Nurix,” “Company,” “we,” “us” and “our” refers to Nurix Therapeutics, Inc. and its wholly owned subsidiaries.
Overview
We are a clinical stage biopharmaceutical company focused on the discovery, development and commercialization of small molecule and cell therapies based on the modulation of cellular protein levels as a novel treatment approach for cancer and other challenging diseases. Leveraging our extensive expertise in E3 ligases together with our proprietary DNA-encoded libraries, we have built DELigase, an integrated discovery platform to identify and advance novel drug candidates targeting E3 ligases, a broad class of enzymes that can modulate proteins within the cell. Our drug discovery approach is to either harness or inhibit the natural function of E3 ligases within the ubiquitin-proteasome system to selectively decrease or increase cellular protein levels. Our wholly owned, clinical stage pipeline includes targeted protein degraders of Bruton’s tyrosine kinase (BTK), a B-cell signaling protein, and inhibitors of Casitas B-lineage lymphoma proto-oncogene B (CBL-B), an E3 ligase that regulates activation of multiple immune cell types including T cells and NK cells. Our partnered drug discovery pipeline consists of ten programs under collaboration agreements with Sanofi S.A. (Sanofi) and Gilead Sciences, Inc. (Gilead), within which we retain options for co-development and co-commercialization rights in the United States for up to four drug candidates.
Our Clinical Development Pipeline
Our wholly owned pipeline of Targeted Protein Modulation drug candidates comprises four clinical stage programs in our Targeted Protein Degradation and Targeted Protein Elevation portfolios. These two portfolios demonstrate our ability to either decrease or increase protein levels in cells through the modulation of E3 ligases. The following chart summarizes our clinical pipeline and ongoing clinical studies:

Drug Program	Target/Delivery	Therapeutic Area	Pre-Clinical	Phase 1	Phase 2	Phase 3
Targeted Protein Degradation						
NX-2127 Degrader	BTK-IKZF *Oral*	B-Cell Malignancies				
NX-5948 Degrader	BTK *Oral*	B-Cell Malignancies				
Targeted Protein Elevation						
NX-1607 Inhibitor	CBL-B *Oral*	Immuno- Oncology				
DeTIL-0255 Cell Therapy	Adoptive Cell Therapy *Ex vivo CBL-B Inhibition*	Gynecologic Malignancies				
Discovery Pipeline						
Wholly owned	5 targets	Multiple				
Gilead	5 targets	Multiple				
Sanofi	5 targets	Multiple

Table of Content
Targeted Protein Degradation
Our portfolio of targeted protein degraders of BTK, a B‑cell signaling protein, comprises NX‑2127, an orally bioavailable BTK degrader for the treatment of relapsed or refractory B‑cell malignancies, and NX‑5948, an orally bioavailable BTK degrader for the treatment of relapsed or refractory B-cell malignancies and potentially autoimmune diseases.
NX‑2127: We are currently enrolling patients in a Phase 1 trial for patients with relapsed or refractory B-cell malignancies which comprises a Phase 1a dose-escalation study and a Phase 1b cohort expansion study. We have initiated the first of several potential Phase 1b expansion cohorts for patients with relapsed chronic lymphocytic leukemia (CLL), and enrollment continues in the Phase 1a dose-escalation portion of the trial for patients with several types of non-Hodgkin lymphoma (NHL).
NX-5948: We are currently enrolling patients in the Phase 1a portion of a Phase 1a/1b dose-escalation and cohort expansion study in patients with relapsed or refractory B-cell malignancies.
Targeted Protein Elevation
Our portfolio of inhibitors of CBL-B, an E3 ligase that regulates the activation of multiple immune cell types including T cells and NK cells, comprises NX-1607, an orally bioavailable CBL-B inhibitor for immuno-oncology indications, and NX-0255, for ex vivo use to enhance adoptive T-cell therapy including our drug-enhanced tumor infiltrating lymphocyte (TIL) therapy, DeTIL-0255.
NX-1607: We are currently enrolling patients in the Phase 1a portion of a Phase 1a/1b dose-escalation and cohort expansion study in patients with solid tumors and lymphomas. NX-1607 was awarded an Innovative Passport from the UK Medicines and Healthcare products Regulatory Agency to accelerate time to market and facilitate patient access to novel drugs to treat serious and life-threatening diseases.
DeTIL-0255: We completed the safety run-in portion of a Phase 1 trial in patients with advanced gynecologic malignancies, which included three patients with advanced epithelial ovarian cancer (EOC) who have been dosed with DeTIL-0255 and have cleared the initial safety evaluation. The timing of the expansion of the Phase 1 trial will be established following a determination regarding the potential inclusion of NX-1607 in future cohorts.
Drug Discovery Pipeline
In addition to our clinical stage drug candidates, we are extending our protein modulation portfolio, both on our own and with partners by developing new targeted protein degraders and ligase inhibitors for a number of targets for which we believe the protein modulation modality can be clinically advantageous over existing therapies. These existing and future programs may have the potential to address diseases with significant unmet need, including cancer and other challenging diseases.
We have entered into several revenue generating collaborations with large biopharmaceutical companies to leverage our DELigase platform for drug discovery. In December 2019, we entered into a global strategic collaboration with Sanofi, which was subsequently expanded and amended in January 2021, to discover, develop and commercialize a pipeline of innovative targeted protein degradation drugs for patients with challenging diseases in multiple therapeutic areas. In June 2019, we entered into a global strategic collaboration with Gilead to discover, develop and commercialize innovative targeted protein degradation drugs for a wide range of diseases including cancer. Both collaborations allow us to further advance our future pipeline with ten currently identified targets included in these collaborations. In aggregate, we have received $316.0 million in non-dilutive financing from our collaborators to date, and as of November 30, 2022, we are eligible to receive up to $4.8 billion in potential future fees and milestone payments, as well as royalties on future product sales. We retain options for co-development and co-commercialization rights in the United States for up to four drug candidates discovered under these collaborations.

Table of Content
Corporate Strategy
Our strategy is to leverage our DELigase platform to discover breakthrough therapies to not only improve upon existing drugs, but also address targets that are thought to be undruggable with current modalities. The key elements of our strategy are to:
•Advance our lead programs through clinical development. We have four drug candidates in Phase 1 clinical development and anticipate the following advancements in 2023.
•NX-2127. Enrollment is ongoing in our Phase 1a/1b clinical trial of NX-2127 in adults with relapsed or refractory B-cell malignancies. We expect to provide a clinical update for the NX-2127 trial in the second half of 2023 and further anticipate defining a regulatory strategy for NX-2127 in the second half of 2023 based on emerging clinical data and feedback from the U.S. Food and Drug Administration (FDA).
•NX-5948. Enrollment is ongoing in our Phase 1a/1b clinical trial of NX-5948 in adults with relapsed or refractory B-cell malignancies. We anticipate presenting initial clinical data from the Phase 1a portion of the NX-5948 trial in the second half of 2023. In addition, we seek to define a dose for Phase 1b cohort expansion in the second half of 2023.
•NX-1607. Enrollment is ongoing in our Phase 1 trial for NX-1607 in adults with a variety of oncology indications. We expect to present clinical data from the Phase 1a portion of the NX-1607 trial and to define a dose for Phase 1b cohort expansion in the second half of 2023.
•Enhance and expand our DELigase platform. Targeted Protein Modulation is a rapidly emerging therapeutic modality that can provide significant advantages over existing modalities. Our proprietary DELigase platform enables us to advance an industry-leading approach to either selectively decrease or increase protein levels. We intend to continue to invest resources in our research and development activities to expand the breadth of our DELigase platform both in terms of the number of ligases available for drug discovery and the scale of our DEL collection. We plan to leverage our platform capabilities to further enhance our position as a leader in the promising field of protein modulation.
•Discover and develop new targeted protein modulation drug candidates. We select new targets for which we have evidence that modulation of protein levels may provide a distinct therapeutic advantage over traditional small molecule inhibitors, or which have been considered undruggable by existing modalities. We have multiple additional wholly owned and partnered targets in DNA-encoded library (DEL) screening, lead optimization and preclinical research. We plan to use our DELigase platform to continue to explore new targets with potential applications in cancer and other challenging diseases. We expect to select a new targeted protein degrader development candidate in 2023.
•Explore additional strategic collaborations to maximize the commercial potential of our DELigase platform and our drug candidates. We have received $316.0 million in non-dilutive funding to date from our collaborations to support our research and development activities and to create new targeted protein modulation drugs with our partners. Under our Sanofi and Gilead collaborations, as of November 30, 2022, we have the opportunity to receive up to $4.8 billion in potential future fees and milestone payments, as well as royalties on future sales while retaining certain commercialization options. We currently retain worldwide development and commercialization rights to our BTK and CBL-B portfolios. While we intend to become a fully integrated biopharmaceutical company and build a targeted sales force in the United States to support the commercialization of our drug candidates, if approved, we intend to selectively evaluate technology collaborations and commercialization partnerships for our drug candidates with partners whose capabilities complement our own while retaining meaningful commercial rights in key geographic territories.

Table of Content
Targeted Protein Modulation
In disease settings where currently available treatments are limited by suboptimal efficacy or safety, or where relevant protein targets are not druggable by conventional means, we believe targeted protein modulation represents a novel treatment paradigm with the potential to improve upon or become the standard of care. Recent advances in the field have highlighted the significant therapeutic potential of harnessing E3 ligases to promote targeted protein degradation. In addition, we believe the largely unexplored area of inhibiting E3 ligases directly to increase protein levels represents an equally promising approach. Using our powerful DELigase platform, we have demonstrated our ability to discover and advance small molecule drug candidates to decrease or increase protein levels by either harnessing or inhibiting the activity of the appropriate E3 ligase, depending on the desired therapeutic effect. We have carefully selected and are advancing over 60 E3 ligases in our DELigase platform, expanding the universe of E3 ligases that can be modulated beyond cereblon and von Hippel-Lindau (VHL), the two predominantly used in the field of targeted protein degradation today. Our DEL collection consists of billions of small molecule compounds used to identify potential binders to ligases and protein targets as critical starting points in our drug discovery process. The differentiation of our protein modulation platform is in its breadth and versatility, enabling us to alter protein levels either upward or downward for both clinically validated targets, such as BTK, and for targets previously thought to be “undruggable”; that is, proteins that could not be addressed by conventional pharmacological means, such as CBL-B.
Proteins as targets in treating disease
Each cell type within the body is comprised of proteins that define its biochemistry and biological function. When proteins are expressed and regulated correctly, the health of each individual cell as well as the body as a whole is maintained. However, disease can occur when normal cellular processes are dysregulated as a result of changes in protein structure, function, expression levels or pathway regulation. Factors such as genetic mutations, infection, exposure to toxins, diet and behavior can lead to dysregulation of cellular processes and, if unchecked, a disease process.
The traditional approach to discovering treatments for disease has involved the development of small molecule drugs that bind to a protein’s surface and modulate its activity. These “druggable” proteins contain distinct structural features that mediate protein function called active sites which can be exploited when identifying and optimizing compounds that disrupt protein activity. However, the vast majority of the body’s proteins do not have distinct active sites that can be targeted using traditional discovery methods. Because dysregulation and disease are not restricted to these “druggable” proteins, a significant number of therapeutically relevant proteins have not been addressed by traditional small molecule drugs. Other modalities, including antibody and protein-based therapies, genetic medicines and cell therapies, have emerged to address these issues but are still limited by their modes of delivery, their scalability and their therapeutic applications.
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

Table of Content
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
Modulating protein levels through small molecule therapeutics targeting E3 ligases
Advances in our understanding of the UPS suggest broad potential for the development of new therapies that modulate E3 ligases in the context of diseases such as cancer and autoimmune disorders. An example are the so-called immunomodulatory drugs, Revlimid (lenalidomide) and Pomalyst (pomalidomide), which are approved cancer drugs. These drugs exert their therapeutic effects by targeting the E3 ligase cereblon and redirecting its activity toward proteins it would not normally degrade such as Ikaros and Aiolos (also known as IKZF1 and IKZF3), transcription factors regulating immune cell function. Elucidation of this mechanism led to the recognition that pharmacological control of E3 ligase activity could more generally represent a promising new paradigm for small molecule drug action. This idea has since translated into the development of targeted protein degraders, which we believe have significant therapeutic potential. In addition, the largely unexplored area of inhibiting E3 ligases directly to increase cellular protein levels, which we call Targeted Protein Elevation, may represent an equally promising approach.
Targeted Protein Modulation is the term we use to describe our ability to either decrease target protein levels by harnessing E3 ligases for targeted protein degradation or increase protein levels through the inhibition of E3 ligases for targeted protein elevation.
•Targeted Protein Degradation (Harnessing E3 ligases). Targeted protein degradation (TPD) harnesses the natural activity of ligases to remove specific proteins from the cell. Targeted protein degradation is accomplished by using bifunctional small molecules, which are composed of an E3 ligase binding element, or harness, linked to a target protein binding element. Unlike traditional small molecule inhibition, targeted protein degradation is catalytic whereby one molecule can induce the degradation of multiple copies of the protein target, enabling the efficient elimination of cellular proteins. In addition, since the effect is mediated through the binding of a small molecule drug rather than through functional inhibition, proteins lacking active sites are potentially targetable, greatly expanding the spectrum of both proteins and diseases amenable to small molecule therapeutic intervention.
•Targeted Protein Elevation (Inhibiting E3 ligases). By inhibiting the function of E3 ligases in targeted protein elevation (TPE), it is possible to rapidly increase specific protein levels to control biological pathways. Increasing the levels of distinct sets of proteins could be a powerful approach to blocking pathological processes and restoring normal physiology. While there is enthusiasm in the scientific community around the therapeutic potential of E3 ligase inhibition, the discovery of such inhibitors has been impeded by the limited understanding of this biochemically and structurally complex class of proteins.

Table of Content
Targeted Protein Modulation
We believe that targeting E3 ligases to modulate protein levels represents a new therapeutic frontier that retains the favorable attributes of small molecule treatment modalities while addressing some major limitations. In addition to the points above, we believe other key differentiating attributes of our treatment modality include:
•Expansive therapeutic potential. The UPS and its associated E3 ligases function across the majority of cell types and organ systems, making it possible to modulate virtually any protein of interest for a wide range of diseases.
•Deliverable and tunable. Oral delivery of small molecule compounds lends itself to broad medical applicability in a range of patient populations with delivery that may be readily calibrated through dosing schedule and quantity.
•Ease of manufacturing. Development and manufacturing of small molecules utilizes established, cost-efficient processes that are readily scalable.
Our Programs
Our targeted protein degradation portfolio includes two clinical stage drug candidates that catalyze potent degradation of BTK, a well validated target for B-cell malignancies. Our two BTK degrader drug candidates, NX-2127 and NX-5948, are oral drug candidates being evaluated for the treatment of relapsed or refractory B-cell malignancies including NHL and CLL. In addition, NX-5948 has the potential to address B-cell mediated autoimmune indications, due to its specificity for BTK and its ability to cross the blood brain barrier. In preclinical studies, we have demonstrated the ability of both NX-2127 and NX-5948 to degrade BTK in tumor cell lines harboring either wild type BTK or a variety of clinically relevant mutant forms of BTK that confer resistance to both currently marketed BTK inhibitors and next-generation BTK inhibitors in late-stage development. In these models, BTK degradation correlated with anti-tumor activity. In addition to degrading BTK, NX-2127 was also designed to have cereblon mediated immunomodulatory activity through the degradation of neosubstrates Ikaros and Aiolos. Based on our preclinical data, we believe NX-2127 and NX-5948 have the potential to demonstrate improved clinical benefit over current standard-of-care in multiple oncology indications.
Our targeted protein elevation portfolio includes two clinical stage small molecule drug candidates that inhibit CBL-B, an intracellular orchestrator of the activation of T cells, B cells and NK cells. In preclinical studies, primary human T cells exposed to our lead oral CBL-B ligase inhibitor drug candidate NX-1607 demonstrated increased T-cell activation in the absence of co-stimulation with CD3 and CD28, a potential advantage in an immune suppressive tumor microenvironment. In addition, NX-1607 has been shown in preclinical models to increase T‑cell proliferation and result in increased secretion of interleukin-2 (IL-2) a key cytokine involved in immune activation. We believe that oral delivery of CBL-B inhibitors has the potential to drive immune cell activation and stimulation of localized IL-2 secretion, leading to enhanced anti-tumor response across a wide range of oncology indications. We have also developed a second CBL-B ligase inhibitor drug candidate, NX‑0255, for ex vivo use. We believe incorporating NX-0255 into adoptive cell therapy (ACT) has the potential to enhance T‑cell proliferation and improve cellular phenotype to drive greater anti-tumor activity. NX-0255 has been incorporated into the manufacturing process for the production of therapeutic, drug-enhanced tumor infiltrating lymphocytes (DeTIL) in a safety run-in study we completed in 2022.

Table of Content
Targeted protein degradation portfolio in clinical trials
We have developed two targeted protein degrader drug candidates that are potent degraders of the BTK protein, a genetically validated signaling factor that drives B-cell activation and proliferation. Our BTK degraders harness the E3 ligase cereblon, and our lead BTK degrader NX-2127 was engineered to include cereblon-mediated immunomodulatory activity, another well validated mechanism to treat hematologic malignancies. As such, NX-2127 is a dual degrader of both BTK and Aiolos/Ikaros. In certain B-cell malignancy indications, we believe dual activity may provide therapeutic advantages that could result in improved outcomes. Our second BTK degrader development candidate, NX-5948, degrades BTK without degrading Aiolos/Ikaros. NX-5948 is further differentiated from NX-2127 because it has demonstrated the ability to cross the blood brain barrier in animal models and degrade BTK in both brain-resident tumor cells and normal microglia in the brain. We are currently enrolling Phase 1 trials for NX-2127 and NX-5948 in patients with relapsed or refractory B-cell malignancies.
BTK’s role in B-cell malignancy
BTK is a key component of the B-cell receptor signaling pathway and has been clinically validated as a target in the treatment of B-cell malignancies. It is estimated that over 80 thousand people in the United States were diagnosed with NHLs in 2022. Approximately 85% of NHLs are a result of B-cell malignancies. The natural progression of NHL varies widely and takes multiple forms, ranging from aggressive subtypes such as diffuse large B-cell lymphoma (DLBCL), to more indolent forms such as follicular lymphoma (FL).
Background on BTK inhibitors and immunomodulatory drugs for B-cell malignancies
The first generation BTK inhibitor Imbruvica, or ibrutinib, is approved for the treatment of CLL and various forms of NHL, including mantle cell lymphoma (MCL), Waldenstrom’s macroglobulinemia (WM), and marginal zone lymphoma (MZL). Second generation BTK inhibitors such as Calquence, or acalabrutinib, is approved for use in CLL and MCL, and Brukinsa, or zanubrutinib, is approved for use in CLL, MCL, WM, and MZL. In 2021, global sales of BTK inhibitors were approximately $8.4 billion. These BTK inhibitors bind covalently to cysteine C481 of the BTK protein and irreversibly inhibit BTK; however, all have some off-target binding to other kinases, which leads to unwanted side effects. In addition, acquired resistance, most commonly through mutations in C481, may limit long term efficacy of these first and second generation BTK inhibitors. A number of noncovalent BTK inhibitors are currently being investigated in clinical trials as potential therapies for patients with relapsed and refractory disease, including Jaypirca, or pirtobrutinib, which was recently approved for use in MCL. However, the noncovalent inhibitors are also subject to acquired resistance, and treatment with these agents has led to the discovery of a broad range of new resistance mutations. We believe targeted protein degradation of BTK may be a superior approach to existing covalent or noncovalent BTK inhibitors that only inhibit enzyme activity, particularly in the relapsed and refractory setting, and in the setting of resistance mutations to both covalent and noncovalent inhibitors.
The immunomodulatory drugs including Revlimid, or lenalidomide, and Pomalyst, or pomalidomide, are analogs of Thalomid, or thalidomide. These drugs possess several anti-tumor properties, including anti-angiogenic and anti-proliferative effects. They also have multiple effects on the immune system, including enhancement of T-cell mediated and NK-cell mediated immunity. Revlimid, the market leader in this class by global sales, was first approved in 2006 for the treatment of multiple myeloma. In May of 2019, Revlimid in combination with Rituxan received a supplemental indication approval for previously treated FL, MZL and MCL, and in August of 2020, Revlimid in combination with Monjuvi received a supplemental indication in DLBCL, thus validating the importance of this drug class in these indications. In 2021, global sales of this drug class including Revlimid and Pomalyst were approximately $16.2 billion. Subsequent to their approval and successful commercialization, studies demonstrated that these immunomodulatory drugs exert their therapeutic effect by triggering the degradation of specific proteins including Aiolos and Ikaros through the E3 ligase activity of cereblon and hence were identified retrospectively as the first approved drugs to target an E3 ligase.
Published studies have recently reported early clinical data showing that combining a BTK inhibitor with an immunomodulatory drug may have the potential to augment clinical activity of certain standard of care agents in some hematologic malignancies such as non-germinal center B-cell like (non-GCB) DLBCL. Further, scientific publications have previously described synthetic lethality in a DLBCL cell line treated with both ibrutinib and lenalidomide. By targeting both BTK and cereblon-mediated immunomodulatory pathways simultaneously, it is believed that the survival mechanisms driven by accumulated mutations within certain cancers can be overcome, thereby preventing escape and disease relapse. This may be especially effective if each pathway has not only different functions but also if they share certain critical components. One possible intersection pathway is the suppression of interferon regulatory factor 4 (IRF4), a member of a family of transcription factors leading to a cell lethal increase in interferon production. The early clinical study cited above was particularly noteworthy since few combinations have previously produced promising results in DLBCL. This may suggest that simultaneous degradation of BTK combined with cereblon-mediated immunomodulatory activity by a single agent could produce an additive or synergistic effect in certain B-cell malignancies.

Table of Content
Potential advantages of BTK degraders
We have conducted extensive preclinical studies of our two clinical stage BTK degraders. We have demonstrated that both NX-2127 and NX-5948 can induce BTK degradation and inhibit tumor growth with oral administration in xenograft mouse models implanted with both wild type and ibrutinib-resistant lymphoma cell lines. We have specifically designed NX-2127 as a dual degrader of BTK and the cereblon neosubstrates Aiolos and Ikaros, and we have designed NX-5948 to degrade BTK with limited or no degradation of cereblon neosubstrates for potential applications in indications where sparing immunomodulatory activity may be beneficial. We have also demonstrated the ability of both NX-2127 and NX-5948 to degrade BTK in circulating B-cells of non-human primates and in B-cell lymphoma patients following once daily oral dosing in ongoing Phase 1 trials.
We have optimized NX-2127 and NX-5948 to be able to degrade both wild type BTK and the C481S variant of BTK that has been identified as the most common mutation in patients who have become resistant to ibrutinib therapy over time. Both agents have subsequently demonstrated the ability to degrade additional mutant variants of BTK associated with resistance to BTK inhibitors including L528W, T474I, M437R and V416L.
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

A
WT BTK TMD8 Cells
HTRF Ratio (Relative to DMSO)
1.0
0.8
0.6
0.4
0.2
0.0
0.001
0.01
0.1
1
10
100
NX-5948 (nM)
B
BTK-C481S TMD8 Cells
HTRF Ratio (Relative to DMSO)
1.0
0.8
0.6
0.4
0.2
0.0
0.001
0.01
0.1
1
10
100
NX-5948 (nM)
C
kDa
DMSO
NX-5948 (10 nM)
DMSO
BTK
77
Actin
42
Time (h)
0.25
0.5
1
2
4
6
18
24

- NX-5948 catalyzes the degradation of 50% (DC_{50}) of (A) cellular WT BTK at 0.32 nM and (B) cellular C481S-mutated BTK at 1.0 nM concentrations in TMD8 cells. (C) Rapid degradation of BTK with 10 nM of NX-5948 occurs within 2 hours in Ramos cells

Table of Content
Using a human TMD8, we have demonstrated that both NX-2127 and NX-5948 have an ability to degrade BTK and inhibit growth of tumor cell lines that are resistant to ibrutinib. As shown in the charts below, our BTK degrader, NX-5948, can inhibit both wild type and ibrutinib-resistant tumor cell line growth, where approved BTK inhibitors ibrutinib and acalabrutinib lose activity against the C481S mutation.
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

Table of Content
In addition to BTK degradation, we have also demonstrated the ability of NX-2127 to degrade both Aiolos (as shown in the figure below on the left) and Ikaros (not shown), proteins targeted by immunomodulatory drugs Revlimid (lenalidomide) and Pomalyst (pomalidomide). Studies in human T cells comparing NX-2127 to lenalidomide and pomalidomide have shown comparable Aiolos degradation and resultant T-cell activation, as shown in the figure below on the right. Based on the clinical data of both ibrutinib and the immunomodulatory drug in B-cell malignancies, we believe that this strategy of targeting both BTK and Aiolos/Ikaros in a single oral treatment may improve anti-tumor activity.
We anticipate that the ability of NX-2127 to degrade both BTK and Aiolos/Ikaros will confer unique anti-tumor activity. One example is in the preclinical mantle cell lymphoma model (REC-1). Both BTK inhibitors and immunomodulatory drugs have demonstrated single agent clinical activity in mantle cell lymphoma. In the REC-1 model shown in the figure below, covalent BTK inhibitors such as ibrutinib demonstrate potent but incomplete activity (below, left). The same is true for non-covalent inhibitors such as pirtobrutinib (below, right). Immunomodulatory drugs, such as pomalidomide, demonstrate a more complete cell killing but at higher drug concentrations (below, left). NX-2127 outperforms these drugs in this cell viability assay, demonstrating both potent activity and complete cell killing.
Clinical development of NX-2127
We are studying the pharmacology, safety and clinical activity of NX-2127 in multiple subtypes of relapsed and refractory B‑cell malignancies, including those in which ibrutinib has shown only modest effects or is ineffective, as in the case of CLL patients with BTK inhibitor resistance mutations. Furthermore, indications in which immunomodulatory activity could augment responses are of high interest. These indications include DLBCL, MCL, MZL and FL. We plan to expedite development in indications where NX-2127 shows evidence of compelling clinical activity and where there is high unmet need.

Table of Content
As illustrated in the diagram below, we are enrolling patients in the Phase 1a dose-escalation trial in patients with relapsed or refractory NHL and a Phase 1b cohort expansion study of NX-2127 in patients with relapsed or refractory CLL. The Phase 1a portion is designed as a monotherapy dose escalation trial to investigate the safety and tolerability of NX‑2127 and to identify a maximum tolerated dose for further evaluation. The Phase 1b portion of the trial is designed as a monotherapy expansion trial in defined cohorts of up to 20 patients each. We selected a 100 mg dose for a Phase 1b expansion dose in CLL patients and that study is ongoing. The three other potential cohorts include patients with DLBCL, MCL/MZL/WM, and FL.
Initial clinical findings in patients with CLL
Two presentations at the 64th American Society of Hematology (ASH) annual meeting in December 2022 described positive data for NX-2127 in patients with CLL and new scientific findings supporting the rationale for BTK degradation as a novel mechanism of action to address the current and emerging unmet need in patients who have failed multiple prior lines of therapy. The first presentation described a set of clinically emergent BTK mutations that confer resistance to currently approved covalent BTK inhibitors and to unapproved noncovalent BTK inhibitors in development. These mutations fall into two biochemically defined categories of kinase proficient, which maintain their known enzymatic activity but no longer are fully inhibited by BTK active site inhibitors such as ibrutinib, and kinase dead, which lack the enzymatic activity normally attributed to BTK but still signal tumor growth promotion through the B-cell receptor in the presence of a BTK inhibitor. Such signaling has been hypothesized to be achieved through a structural, scaffolding function of the BTK protein. In the figure below, we demonstrate equivalent BTK degradation in clinical samples from patients in our Phase 1 trial independent of baseline mutations.

BTK degradation in CLL patients
with known BTK mutation status
BTK Levels
(MFI±SEM)
6000
5000
4000
3000
2000
1000
0
0
5
10
15
20
25
30
Days of Treatment
BTK WT; n=11
BTK Kinase Dead (C481R, L528W and V416L); n=5
BTK Kinase Proficient (C481S and T474F/I); n=4

Patients with kinase dead mutations are classified as kinase dead regardless of co-occurrence of kinase proficient mutations

Source: Montoya et al., ASH 2022, Abstract #750.

Table of Content
The second presentation included preliminary clinical findings from the ongoing Phase 1 trial for patients with CLL. Despite a median of five prior lines of treatment and BTK mutations present in 48% of patients, NX-2127 treatment resulted in an objective overall response rate of 33% (5 out of 15). Tumor shrinkage and clinical responses were observed in patients regardless of prior lines of therapy or baseline BTK mutations. The trial is ongoing, and we continue to enroll additional CLL patients.
Source: Mato et al., ASH 2022, Abstract #965.
Clinical development studies for NX-5948
We are studying the pharmacology, safety, and clinical activity of NX-5948 in multiple subtypes of relapsed and refractory B-cell malignancies, including those in which ibrutinib has shown only modest effects or is ineffective, as in the case of CLL patients with BTK inhibitor resistance mutations.
As illustrated in the diagram below, we are conducting a Phase 1a/1b dose-escalation and cohort expansion study of NX-5948 in patients with relapsed or refractory NHL and CLL. The Phase 1a portion is designed as a monotherapy dose escalation trial to investigate the safety and tolerability of NX-5948 and to identify a biologically active dose for cohort expansion and potentially a maximum tolerated dose. The Phase 1b portion of the trial is designed as a monotherapy expansion trial in up to five potential cohorts. We are currently enrolling patients at escalating doses in the Phase 1a portion of the study.

Table of Content
Initial biomarker data from the first dose levels in the ongoing Phase 1a trial shown below demonstrate rapid, robust, and sustained BTK degradation in all patients with once daily oral dosing of NX-5948.

BTK Levels
(Mean Fluorescence Intensity)
15000
12500
10000
7500
5000
2500
0
0
5
10
15
20
25
30
Day
Patient 1 (50mg)
Patient 2 (50mg)
Patient 3 (50mg)
Patient 4 (50mg)
Patient 5 (100mg)
Patient 6 (100mg)
Patient 7 (100mg)

BTK levels are evaluated in real time in a FACS-based assay on whole blood from patients treated with NX-2127

Targeted protein elevation portfolio in clinical trials
Background on CBL-B
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
CBL-B, an E3 ligase expressed in immune cell lineages, functions as an intracellular orchestrator of the immune response by negatively regulating T-cell activation, as illustrated above. CBL-B also limits function and survival of NK cells, B cells, and dendritic cells as well as promotes T-cell exhaustion, anergy, and cell death. As such CBL-B represents a pivotal pathway negatively regulating immunity. CBL-B deficient animal models demonstrate enhanced signal dependent T-cell activation and robust T-cell dependent anti-tumor immunity.

Table of Content
CBL-B is highly expressed in human CD4+ and CD8+ T cells, with expression tightly regulated by CD28 and CTLA-4 and other co-stimulatory and inhibitory signals. T cells typically require two signals for activation, the first provided by interaction of the T-cell receptor (TCR), with a peptide presented by an MHC molecule, and the second through co-stimulatory molecules on antigen-presenting cells. CBL-B plays an essential role in the negative regulation of T-cell activation by regulating the activity of the TCR through substrate proteins that require a costimulatory signal to mount a productive immune response upon TCR engagement. Studies have found that CBL-B deficient T cells display lower thresholds for activation by antigen recognition receptors and co-stimulatory molecules such as CD28. For example, loss of CBL-B in T cells results in T cells that can be activated upon TCR engagement without co-stimulation by CD28. Importantly, our CBL-B inhibitors do not appear to activate T cells in the absence of TCR engagement. Such CBL-B deficient T cells are resistant to T-cell anergy, a tolerance mechanism in which T cells are functionally inactivated and T-cell proliferation is greatly impaired. Notably, CBL-B deficient T cells show increased rates of proliferation as well as elevated cytokine secretion including IL-2. The increased secretion of IL-2 is of particular importance in the optimization and development of our CBL-B inhibitors, serves as a key cellular biomarker for measuring successful T-cell activation and is a known therapeutic cytokine in oncology.
We believe that our oral, small molecule CBL-B inhibitors have several potential immunotherapy applications through enhancing T-cell mediated anti-tumor activity by lowering the activation threshold of T cells in a suppressive tumor microenvironment where CBL-B plays a key role in the downregulation of T cells. Importantly, our CBL-B inhibitors do not appear to activate T cells in the absence of TCR engagement. We are studying our lead oral CBL-B inhibitor, NX-1607, in a Phase 1a dose escalation trial in multiple solid tumors and lymphoma. Solid tumors represent the vast majority of human cancers. Various immunotherapy strategies have been developed in order to increase the efficiency of anti-tumor immune response, including the use of antibody checkpoint inhibitors such as anti-PD-1, anti-PD-L1 and anti-CTLA-4, which block the “brakes” of immune response. These immune-stimulating antibodies have a more favorable clinical outcome than traditional treatment modalities on a growing list of tumor types. However, most patients fail to respond or experience only transient responses.
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

Table of Content
Clinical development strategy of CBL-B inhibitors
We are focused on three major immunotherapy applications for our CBL-B inhibitors in oncology. In these applications, our overall strategy is to maximize an anti-tumor effect and clinical benefit of our CBL-B inhibitors by enhancing T cells in vivo or ex vivo. In the first application, NX-1607, an oral small molecule immunotherapy drug candidate, is intended to be used as a single agent or in combination with other mechanistically complementary oncology therapies. The second application is the ex vivo use of NX-0255 to create drug-enhanced cell therapy products. DeTIL-0255 is a drug-enhanced investigational cell therapy product that uses NX-0255 ex vivo to enhance TIL propagation and phenotypic characteristics. In 2022, we completed a safety run-in portion of a Phase 1 trial in patients. The third application is the use of orally dosed NX-1607 in combination with potentially any cell therapy, such as DeTIL-0255, to promote engraftment and anti-tumor activity of the transplanted cells.
NX-1607, an oral CBL-B inhibitor for immuno-oncology
NX-1607 is an investigational, orally bioavailable, potent inhibitor of CBL-B. In vitro studies demonstrated that NX-1607 treatment resulted in a dose-dependent increase in T cells activation in TCR stimulated primary human T cells in the presence and, to a lesser extent, in the absence of CD28 co-stimulation, a potential advantage in a suppressive tumor microenvironment. In vitro, NX-1607 has been demonstrated to increase T-cell activation in primary human T cells in the absence of co-stimulation with CD3 and CD28, a potential advantage in a suppressive tumor microenvironment. In vivo, oral administration of NX-1607 in mice has demonstrated notable tumor growth inhibition in a tumor model as illustrated in the figure below on the left. The tumor growth inhibition with oral administration of NX-1607 recapitulates the genetic experiment in mice with a ligase-inactive version of CBL-B which also shows tumor growth inhibition as illustrated in the figure below on the right.

Table of Content
The in vivo effects of orally administered NX-1607 were further evaluated as a single agent in several mouse models of cancer. In the experiments shown in the figure below on the left, oral treatment with NX-1607 at a dose of 30 mg/kg (blue circles) significantly reduced the size of tumors measured at day 25 compared to vehicle treated animals (black squares) in this colorectal cancer model. In the figure below in the middle, oral treatment with NX-1607 significantly increased survival in this neoadjuvant model of metastatic triple-negative breast cancer in which treatment was initiated just prior to surgical primary tumor resection. Without further treatment, all mice in the vehicle group (black line) died by day 60 as a result of disseminated tumor metastases in the lung, liver and brain. By contrast, animals treated with NX-1607 (blue line) administered as a daily oral dose starting at day 7 and continuing through day 46 demonstrated a highly significant prolongation of survival. In the figure below on the right, oral treatment with NX-1607 (blue squares) significantly reduced the size of tumors and the rate of tumor growth compared to the vehicle group (black circles) in a B-cell lymphoma model.
The in vivo effects of orally administered NX-1607 were evaluated in combination with an antibody to PD-1 in several mouse models of cancer as shown in the figure below. In the left and middle panels, the combination of oral NX-1607 plus anti-PD-1 (light blue lines) demonstrated increased survival in two separate colorectal cancer models compared with animals treated with either NX-1607 alone (blue line), anti-PD-1 alone (red line), or vehicle (black line). In the panel on the right, the activity of oral NX-1607, anti-PD-1 and the combination of NX-1607 and anti-PD-1 were tested in a model of metastatic triple-negative breast cancer. Both single agent NX-1607 (blue triangles) and single agent anti-PD-1 (red circles) reduced the number of lung metastases at day 28 compared with the vehicle group (black squares), but the combination of NX-1607 and anti-PD-1 (light blue diamonds) was superior to either single agent.

Table of Content
Clinical development of NX-1607
We are studying the pharmacology, safety and clinical activity of single-agent NX-1607 in multiple solid tumor indications and lymphoma. The solid tumors selected for this initial assessment include three different immune phenotypes: checkpoint-resistant tumors, tumors with an immunosuppressive microenvironment, and tumors that are poorly immunogenic. We believe that there is a scientific rationale for the role of CBL-B inhibition in each of these immune phenotypes.
As illustrated in the diagram below, we are conducting a Phase 1a/1b dose-escalation and cohort expansion study of NX-1607 in patients with relapsed or refractory solid tumors and lymphoma. The Phase 1a portion is designed as a monotherapy dose escalation trial to investigate the safety and tolerability of NX-1607, to identify a biologically active dose for cohort expansion and to identify a maximum tolerated dose. The Phase 1b portion of the trial is designed as a monotherapy expansion trial in eight potential cohorts spanning four immune phenotypes, including immune checkpoint-resistant tumors, highlight suppressive tumor microenvironment indications, low immunogenicity/low antigenicity tumors and hematologic malignancies with T cell dysfunction or post-CAR-T. We are currently enrolling patients in the Phase 1a dose escalation portion of the trial.
Background on Adoptive Cell Therapies
Adoptive Cell Therapies represent another class of immunotherapy in which T cells are isolated directly from patient tumors, as with TIL, or from patient blood with subsequent genetic modification to recognize specific antigens present on cancer cells, as with CAR-T therapies. Tumor-reactive T cells are then expanded and infused back into the patient. Currently, the only FDA-approved ACTs are anti-CD19 CAR-T therapies that are approved for treatment of acute B-cell leukemia and acute B-cell lymphoma and anti-BCMA CAR-T therapies that are approved for the treatment of multiple myeloma. CAR-T therapies have not yet proven to be effective in solid tumors. This is due to a number of factors within the tumor microenvironment unique to solid tumors such as the presence of immune checkpoint molecules and suppressive cytokines, and the heterogeneous nature of tumor cells themselves, preventing the identification of uniformly expressed targets for CAR design. Another ACT is TIL therapy. TIL is an expanded collection of lymphocytes that have penetrated the stroma of a tumor and contain host T cells that have recognized a variety of tumor antigens. Ex vivo expanded TIL can be infused into the patient as a therapeutic to amplify the patient’s own immune response to the tumor. Although existing ACT have delivered encouraging results in certain hematologic malignancies and some solid tumors, most patients fail to respond due to three main issues: (i) failure to obtain sufficient quantity and/or quality of T cells from the tumor samples or from the blood for a successful production process, (ii) poor engraftment of T cells upon reinfusion to the patient and (iii) lack of a persistent anti-tumor response or relapse.

Table of Content
CBL-B Inhibitors for Adoptive Cell Therapies
The opportunities to address the above limitations are substantial, and our results to date support the concept that CBL-B inhibitors may address some or all of the current limitations of ACT. We are advancing several lines of experimentation to refine our understanding of the clinical and commercial opportunities in this area. We have consolidated these efforts under an initiative we call the Nurix Adoptive Cell Therapy program (NxACT). Our NxACT initiative includes a drug-enhanced TIL program known as DeTIL, as illustrated in the figure below, and a drug-enhanced CAR-T therapy known as DeCART. The broader conceptual framework for NxACT is convergence of targeted protein modulation with ACT. In addition to CBL-B, we expect to explore additional targets for protein modulation that may be useful in the NxACT program.
Based on our preclinical findings to date, we believe CBL-B inhibition using NX-0255 ex vivo during the isolation and expansion of TIL can address some of the issues that have limited the success of existing ACT. We believe the use of NX-0255 ex vivo can address these limitations by producing not only more T cells, but also T cells with favorable characteristics including greater numbers of CD8+ T cells with an enhanced central memory phenotype, a profile that has been associated with better clinical outcomes. In our preclinical ACT research program, we expanded TIL from human tumor samples ex vivo and measured the effects of drug enhancement by NX-0255 on TIL production. Compared to TIL isolated and expanded in the presence of IL-2, TIL isolated and expanded with NX-0255 and IL-2 (DeTIL-0255) demonstrated greater proliferation, less exhaustion, increased cytotoxicity and increased central memory T-cell population.
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

Table of Content
Preclinical development of DeTIL-0255
We have tested NX-0255 in a mouse model of ACT shown below to determine if culture of tumor specific T cells ex vivo in the presence of a potent CBL-B inhibitor can confer a superior anti-tumor effect as compared to standard culture conditions using IL-2 alone. We have demonstrated that even a short, three-day ex vivo exposure of T cells to NX-0255, either alone or in combination with IL-2, conferred a lasting anti-tumor phenotype upon transfer of the cells into a tumor-bearing animal as compared to controls. We have also demonstrated that those cells cultured under standard conditions with IL-2 alone resulted in superior conditional survival of the mice relative to controls, but not as good as either group treated with NX-0255 as shown in the figure below.
We have further preclinically explored ACT by including an oral dosing regimen of NX-1607 in combination with NX‑0255 ex vivo treated T cells. The results shown below illustrate that the combination with NX‑1607 yields more substantial anti-tumor effect and subsequent conditional survival than with ex vivo NX‑0255 ACT alone. These data support our plan to explore the combination of oral NX‑1607 and ex vivo NX-0255 ACT in a future clinical trial.

Table of Content
Clinical development of DeTIL-0255
We recently completed the safety run-in portion of the DeTIL-0255 Phase 1 trial for patients with relapsed and refractory gynecologic cancers. For this trial, we worked with contract manufacturing organizations (CMOs) with experience in TIL product development for the development of the DeTIL-0255 process and manufacturing. The primary objective of the study is to evaluate the safety and tolerability of DeTIL-0255 autologous cell therapy. Secondary objectives include an exploratory evaluation of efficacy. Other exploratory objectives include characterization of DeTIL-0255 phenotypes utilizing a variety of T-cell markers, identification of potential mechanisms of response or resistance to DeTIL-0255 including repertoire analysis and persistence of the autologous cell therapy in the patient. The safety run-in portion of the trial included three patients with advanced EOC who have been dosed with DeTIL-0255 and have cleared the initial safety evaluation. The timing of the expansion of the Phase 1 trial will be established following a determination regarding the potential inclusion of NX-1607 in future cohorts.
Our DELigase platform
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

Table of Content
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
•Custom-synthesized DELs. Our custom-synthesized chemical scaffolds impart desirable, drug-like chemical properties, like solubility, into each library compound in a manner that cannot be achieved when building DEL collections solely from commercial inputs. The three-dimensional design of the proprietary scaffolds allows our library compounds to complement the surface of the target proteins, making them ideal for binding targets classically considered undruggable, such as E3 ligases. For 75% of the undruggable targets screened by us, the scaffold libraries have been the sole source of hits from our collection. Our collection of over 5 billion compounds also enables us to find diverse hits for classical targets and contains a sizable subset of covalent compounds, which have been shown as another effective way to bind E3 ligases. Covalent compounds have begun to show promise in augmenting performance of targeted protein degraders, suggesting that our covalent DELs may have additional utility for Targeted Protein Modulation.
Design of the Nurix DEL Collection
•Proprietary data analysis and hit confirmation technologies. We have built a suite of custom analytical tools for interpretation and prioritization of our DEL binder outputs, which routinely contain thousands of productive hits. By leveraging data collected from hundreds of DEL screens, we are able to rapidly eliminate background signal and reveal the most promising target-specific ligands. We have also developed machine learning and high throughput methods for nanoscale hit resynthesis and affinity selection mass spectroscopy that allow a more comprehensive and industrialized process for finding the best chemical starting points for future pipeline programs.

Table of Content
Leveraging the Nurix DEL Database for clear classification of enriched DEL ligands
•Many screens, one protein target. E3 ligases can exist in multiple potential conformation states. Our approach uses comprehensive parallel screening campaigns to interrogate numerous states and surfaces of the target protein. An illustration of how we probe the surface of an E3 ligase by DEL screening is depicted in the graphic below.
DELs allow access to a spectrum of binders across the protein surface, some of which inhibit protein function.
•Rapid automated chemistry. Our state-of-the-art automated chemistry robotic suite allows for rapid synthesis of both binders and fully assembled degrader molecules. This automation enables us to sample unprecedented chemical space and allows for faster design test cycles which accelerates drug discovery projects.

Table of Content
•Harnessing our data generation pipelines with Machine Learning. Our investment in scalable science has created large data streams stemming from our DEL, automated chemistry, and high-throughput experimental platforms. Our internal machine learning team leverages these data in developing models to enable property prediction of our targeted degraders, to support small molecule and TPD lead optimization efforts and to enhance the data analysis and lead ID workflows of our DEL platform.
Our DELigase discovery platform enables us to address multiple therapeutic applications
We have expanded the universe of E3 ligases available for therapeutic manipulation from the two predominantly used in the field, cereblon and VHL, by screening over 60 additional E3 ligases to date. We have carefully selected these E3 ligases for use in drug discovery across our four core areas of therapeutic expertise: oncology, immuno-oncology, adoptive cell therapy and immune disorders. We consider the unique biological function of each ligase and the therapeutic requirements of the disease state for inhibitor programs. For ligases that direct targeted protein degradation, we take into account the biochemical specificity of the E3 ligase as well as tissue specificity of action and cellular localization of the target protein. E3 ligases that are required for cancer cell survival are also of high interest for cancer indications to reduce the risk of intrinsic resistance to degrader action. We are growing our set of E3 ligases for use in our DELigase platform tailored to our core therapeutic areas.
DELigase for E3 ligase harnesses
We apply our platform to utilize the ubiquitination function of E3 ligases for targeted protein degradation. Our DELigase platform enables us to identify binders to E3 ligases, which we refer to as harnesses, as well as binders to degradation targets. We use these molecular starting points to design compounds using a modular approach that connects an E3 ligase harness to a target protein binder with a linker. We refer to these bifunctional molecules as targeted protein degraders, which function by bringing the E3 ligase into proximity of the target protein to catalyzing its ubiquitination and degradation.
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

Table of Content
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
Sanofi Collaboration and License Agreement
In December 2019, we entered into a strategic collaboration with Genzyme Corporation, a subsidiary of Sanofi, which became effective in January 2020 (as subsequently expanded and amended, the Sanofi Agreement), to discover, develop and commercialize a pipeline of targeted protein degradation drugs for patients with challenging diseases in multiple therapeutic areas using our DELigase platform to identify small molecules designed to induce degradation of three specified initial drug targets. In January 2021, as part of the existing Sanofi Agreement, Sanofi paid us $22.0 million to exercise its option to expand the number of targets in the Sanofi Agreement from three to a total of five targets. Over time and subject to certain limitations, Sanofi may elect to replace the drug targets with other reserved targets.
In January 2021, we entered into the First Amendment to the Sanofi Agreement to modify the research term on all targets. In December 2021, we entered into the Second Amendment to the Sanofi Agreement to extend the substitution deadline on certain targets. In July 2022, we entered into the Third Amendment to the Sanofi Agreement to further extend the substitution deadline on certain targets. The extensions of the substitution deadline had no impact on revenue recognition. Also in July 2022, Sanofi elected to replace certain drug targets, and the substitution extended the research term of those targets by one year to 5.25 years and increased overall forecasted costs, which had an immaterial impact on revenue recognition. In August 2022, we entered into the Fourth Amendment to the Sanofi Agreement to modify the research plan for a certain target, which had no impact on revenue recognition.
Under the Sanofi Agreement, Sanofi has exclusive rights and is responsible for the clinical development, commercialization and manufacture of drug candidates resulting from the collaboration, while we retain the option to co-develop, co-promote and co-commercialize all drug candidates in the United States directed to up to two targets, subject to certain conditions and limitations. The collaboration excludes our current internal protein degradation programs for which we retain all rights, and also excludes our future internal programs, provided that we have distinguished future programs as excluded from the scope of the collaboration.
For drug targets that are subject to the collaboration, we have primary responsibility for conducting preclinical research activities (including target validation, drug discovery, identification or synthesis) in accordance with the applicable research plan agreed to by the parties and established on a target-by-target basis. We are obligated to use commercially reasonable efforts to identify relevant target binders and targeted protein degraders in order to identify development candidates. Subject to certain exceptions, each party will bear its own costs in the conduct of such research. Sanofi will be responsible for any development and commercialization activities unless we exercise our co-development and co-promotion option. For those programs that we exercise our option to co-develop, co-promote and co-commercialize, we will be responsible for a portion of the U.S. development costs, and the parties will split U.S. profits and losses evenly, and we will be eligible to receive royalties on ex-U.S. net sales and reduced milestone payments on such optioned products.

Table of Content
Upon signing the Sanofi Agreement, Sanofi paid us an upfront payment of $55.0 million. Subsequently in January 2021, Sanofi paid us an additional $22.0 million to exercise its option to expand the number of targets beyond the initial targets included in the collaboration. We are eligible to receive additional payments if Sanofi exercises an option to extend the license term with respect to a particular target. In addition, from the signing of the Sanofi Agreement to November 30, 2022, we received payments of $3.0 million for research milestones. As of November 30, 2022, we are eligible to receive up to approximately $2.5 billion in total payments, including payments of up to $496.0 million upon the achievement of specified development milestones, up to $625.0 million upon the achievement of specified regulatory milestones and up to $1.3 billion upon the achievement of certain sales milestones, as well as up to $126.5 million in certain additional fees related to target licensing and reservation. In addition, we are eligible to receive tiered royalties ranging from mid-single digit to low teen percentages on annual net sales of any commercial products that may result from the collaboration, subject to certain reductions and excluding sales in the United States of any products for which we exercise our option to co-develop and co-promote, for which we share profits and losses evenly.
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
Gilead Collaboration, Option and License Agreement
In June 2019, we entered into a global strategic collaboration agreement with Gilead (as subsequently amended, the Gilead Agreement) to discover, develop and commercialize a pipeline of targeted protein degradation drugs for patients with cancer and other challenging diseases using our DELigase platform to identify novel agents that utilize E3 ligases to induce degradation of five specified drug targets. In August 2019 and September 2022, we entered into the First and Second Amendment, respectively, to the Gilead Agreement to clarify certain language of the Gilead Agreement.
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
Over time, Gilead may elect to replace the initial drug targets with other drug targets. For drug targets that are subject to the collaboration, we are obligated to use commercially reasonable efforts to undertake a research program in accordance with a research plan agreed to by the parties and established on a target-by-target basis. We have primary responsibility under the Gilead Agreement for performing preclinical research activities (including target validation, drug discovery, identification or synthesis) pursuant to a research plan. Each party will bear its own costs in the conduct of research activities. Gilead will be responsible for any development, commercialization and manufacturing activities, unless we exercise our co-development and co-promotion option. For those programs that we exercise our option to co-develop and co-promote, we and Gilead will split U.S. development costs as well as U.S. profits and losses evenly, and we will be eligible to receive royalties on ex-U.S. net sales and reduced milestone payments.
Upon signing the Gilead Agreement, Gilead paid us an upfront payment of $45.0 million, plus $3.0 million in additional fees. In addition, from the signing of the Gilead Agreement to November 30, 2022, we have received payments of $34.5 million for research milestones and additional payments. As of November 30, 2022, we are eligible to receive up to approximately $2.3 billion in total additional payments, including up to $667.5 million upon the achievement of specified development milestones, up to $1.5 billion upon the achievement of specified sales milestones, subject to reduction for any product for which we exercise our option to co-develop and co-promote, and up to $136.8 million in certain additional fees related to target licensing, reservation and selection and research term extensions. In addition, we are eligible to receive tiered royalties from mid-single digit to low tens percentages on annual net sales from any commercial products directed to the optioned collaboration targets, subject to certain reductions and excluding sales in the United States of any products for which we exercise our option to co-develop and co-promote, for which we share profits and losses evenly.

Table of Content
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
Manufacturing and Supply
We do not own or operate, and currently have no plans to establish, any facilities for product manufacturing, packaging, storage and distribution, or testing. We rely on and expect to continue to rely on contract manufacturing organizations (CMOs) for both drug substance and finished drug product, and ACT product. We have personnel or engaged consultants with extensive technical, manufacturing, analytical and quality experience and good project management to oversee contract manufacturing and testing activities. We have engaged third-party manufacturers to supply the drug substance for NX-2127, NX-5948 and NX-1607 and to develop and manufacture finished drug product for use in our Phase 1 clinical trials. We have also engaged a third-party manufacturer to supply the drug substance for NX-0255 and to develop and manufacture the cell therapy product DeTIL-0255. We currently obtain our supplies from these manufacturers on a purchase order basis and do not have long-term supply arrangements in place. Because TIL and CAR-T therapies are manufactured on a patient-by-patient basis, they involve complex manufacturing and we anticipate that we will have to rely on third-party manufacturers to manufacture our ACT products for pre-clinical studies and clinical trials. Should any of these manufacturers become unavailable to us for any reason, we believe that there are a number of potential replacements, although we may incur some delay in identifying and qualifying such replacements.
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
Our platform and product focus is the discovery and development of protein modulation therapies using our chimeric small molecules and ligase inhibitors. Other companies researching chimeric small molecules for protein degradation include Arvinas, Inc., BeiGene, Ltd., BioTheryX, Inc., C4 Therapeutics, Inc., Cullgen Inc., Foghorn Therapeutics Inc., Kymera Therapeutics, Inc. and Monte Rosa Therapeutics. Further, several large pharmaceutical companies have disclosed preclinical investments in this field, including Amgen Inc., AstraZeneca plc, Bayer AG, Bristol-Myers Squibb Company, Genentech, Inc., GlaxoSmithKline plc and Novartis International AG. Furthermore, we are aware of several biotech companies focused on developing TIL therapies for the treatment of cancer, including Instil Bio, Inc. and Iovance Biotherapeutics, Inc. Moreover, we also compete with current and future therapeutics developed at universities and other research institutions. In addition to competition from other protein modulation therapies, any products that we develop may also face competition from other types of therapies, such as small molecule, antibody, vaccine or gene therapies.

Table of Content
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

Table of Content
We also rely on trade secret protection of our confidential information and know-how relating to our proprietary technology, platforms and drug candidates and continuing innovation to develop, strengthen and maintain our position in our DELigase platform and drug candidates. Trade secrets are difficult to protect and provide us with only limited protection. Our commercial success may depend in part on our ability to obtain and maintain patent and other proprietary protection for our technology, inventions and improvements; to preserve the confidentiality of our trade secrets; to maintain our licenses to use intellectual property owned or controlled by third parties; to defend and enforce our proprietary rights, including our patent applications; to defend against challenges and assertions by third parties of their purported intellectual property rights; and to operate without infringement of valid and enforceable patents and other proprietary rights of third parties. For risks related to our intellectual property, please see “Risk Factors—Risks Related to Our Intellectual Property.”
We believe that we have a strong global intellectual property position and substantial know how and trade secrets relating to our DELigase platform and drug candidates. As of December 31, 2022, we have four U.S. patents, 19 U.S. patent applications and 80 foreign applications that we own, and three pending U.S. patent applications and 23 foreign patent applications that we co-own with Gilead. The expected expirations for issued patents and patents that may issue from pending applications covering our clinical candidates are 2039-2042 for NX-2127 and NX-5948; 2040-2042 for NX-1607; and 2040 for DeTIL-0255.
The term of individual patents depends upon the laws of the countries in which they are obtained. In most countries in which we file, including the United States, the patent term is 20 years from the earliest date of filing of a non-provisional patent application in the applicable country. However, the patent term of U.S. patents may, in certain cases, be adjusted for administrative delays by the United States Patent and Trademark Office (USPTO) in examining and granting a patent or may be shortened if a patent is terminally disclaimed over an earlier filed patent. In addition, the term of a patent may be extended as compensation for the patent term lost during the FDA regulatory review process. For example, for drugs that are regulated by the FDA under the Hatch-Waxman Act, it is permitted to extend the term of a patent that covers such drug for up to five years beyond the normal expiration date of the patent. For more information on patent term extensions, see “Business—Government Regulation—The Hatch-Waxman Act—Patent term extension.” In the future, if and when our pharmaceutical drug candidates receive FDA approval, we expect to apply for patent term extensions on patents, if issued, covering those drug candidates. We intend to seek patent term extensions to any of our patents, if issued, in any jurisdiction where these are available; however, there is no guarantee that the applicable authorities, including the USPTO and FDA, will agree with our assessment of whether such extensions should be granted, and even if granted, the length of such extensions.
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

Table of Content
Government Regulation
FDA approval process
In the United States, biological and pharmaceutical products are subject to extensive regulation by the FDA. The processes for obtaining approval in the United States, along with subsequent compliance with applicable statutes and regulations and other regulatory authorities, require the expenditure of substantial time and financial resources. The Federal Food, Drug, and Cosmetic Act (FDCA), Public Health Service Act (PHSA), and other federal and state statutes and regulations govern, among other things, the research, development, testing, manufacture, quality control, packaging, storage, recordkeeping, approval, labeling, promotion, advertising and marketing, distribution, post-approval monitoring and reporting, sampling, tracking and tracing and import and export of biological and pharmaceutical products. Failure to comply with applicable U.S. requirements may subject a company to a variety of administrative or judicial sanctions, such as FDA refusal to approve pending new drug applications (NDAs) or biologics licensure applications (BLAs), withdrawal of an approval, imposition of a clinical hold, warning or untitled letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement of profits or civil or criminal investigations and penalties brought by the FDA and the Department of Justice (DOJ) or other governmental entities.
Biological or pharmaceutical product development for a new product or certain changes to an approved or licensed product in the United States typically involves preclinical laboratory and animal tests, the submission to the FDA of an investigational new drug application (IND) which must become effective before clinical testing may commence, and adequate and well-controlled clinical trials to establish the safety and effectiveness of a drug, or the safety, purity, or potency of a biological product, for each indication for which FDA approval is sought. Satisfaction of FDA pre-market approval and licensure requirements typically takes many years and the actual time required may vary substantially based upon the type, complexity and novelty of the product or disease.
Preclinical tests include laboratory evaluation of product chemistry, formulation and toxicity, as well as in vitro and animal trials to assess the characteristics and potential safety and efficacy of the product for initial testing in humans and to establish a rationale for therapeutic use. The conduct of the preclinical tests must comply with federal regulations and requirements, including Good Laboratory Practices (GLPs). The results of preclinical testing are submitted to the FDA as part of an IND along with other information, including information about product chemistry, manufacturing and controls, and a proposed clinical trial protocol. Long-term preclinical tests, such as animal tests of reproductive toxicity and carcinogenicity, may continue after the IND is submitted.
An IND is an exemption from the FDCA that allows an unapproved new drug or biological product to be shipped in interstate commerce for use in an investigational clinical trial and a request for FDA authorization to administer an investigational drug or biological product to humans. Such authorization must be secured prior to interstate shipment and administration of any new drug or biological product that is not the subject of an approved NDA or BLA. In support of a request for an IND, a sponsor must submit a protocol for each clinical trial and any subsequent protocol amendments must be submitted to the FDA as part of the IND. The sponsor may be a company seeking to develop the drug or biological product or, as in the case of an investigator-initiated trial, the sponsor may be an investigator who is conducting the trial. In addition, the results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and plans for clinical trials, among other things, are submitted to the FDA as part of an IND.
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
Clinical trials involve the administration of the investigational new drug or biological product to healthy volunteers or patients under the supervision of a qualified investigator. Clinical trials must be conducted: (i) in compliance with federal regulations; (ii) in compliance with good clinical practice (GCP), which is an international standard meant to protect the rights and health of patients and to define the roles of clinical trial sponsors, administrators and monitors; as well as (iii) under protocols detailing the objectives of the trial, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. Each protocol involving testing on U.S. patients and subsequent protocol amendments must be submitted to the FDA as part of the IND.

Table of Content
The FDA may order the temporary or permanent discontinuation of a clinical trial at any time, as a clinical hold or partial clinical hold, or impose other sanctions, if it believes that the clinical trial either is not being conducted in accordance with FDA requirements or presents an unacceptable risk to the clinical trial patients. A clinical hold is an order issued by the FDA to the sponsor to delay a proposed clinical investigation or to suspend an ongoing investigation. A partial clinical hold is a delay or suspension of only part of the clinical work requested under the IND. For example, a specific protocol, or part of a protocol, is not allowed to proceed, while other protocols may do so. No more than 30 days after imposition of a clinical hold or partial clinical hold, the FDA will provide the sponsor a written explanation of the basis for the hold. Following issuance of a clinical hold or partial clinical hold, an investigation may only resume after the FDA has notified the sponsor that the investigation may proceed. The FDA will base that determination on information provided by the sponsor correcting the deficiencies previously cited or otherwise satisfying the FDA that the investigation can proceed.
A sponsor may choose, but is not required, to conduct a foreign clinical study under an IND. When a foreign clinical study is conducted under an IND, all IND requirements must be met unless waived. When the foreign clinical study is not conducted under an IND, the sponsor must ensure that the study complies with certain FDA regulatory requirements in order to use the study as support for an IND or application for marketing approval or licensure. Specifically, the FDA has promulgated regulations governing the acceptance of data from foreign clinical trials not conducted under an IND, establishing that such data from studies will be accepted as support for an IND or application for marketing approval if the study was conducted in accordance with GCP, including review and approval by an independent ethics committee and use of proper procedures for obtaining informed consent from subjects, and the FDA is able to validate the data from the study through an onsite inspection if the FDA deems such inspection necessary. The GCP requirements encompass both ethical and data integrity standards for clinical studies. The FDA’s regulations are intended to help ensure the protection of human subjects enrolled in non-IND foreign clinical trials, as well as the quality and integrity of the resulting data. They further help ensure that non-IND foreign studies are conducted in a manner comparable to that required for IND studies. If a marketing application is based solely on foreign clinical data, the FDA requires that the foreign data be applicable to the U.S. population and U.S. medical practice; the studies must have been performed by clinical investigators of recognized competence; and the FDA must be able to validate the data through an onsite inspection or other appropriate means, if the FDA deems such an inspection to be necessary.
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
Clinical trials to support NDAs or BLAs for marketing approval or licensure are typically conducted in three sequential phases, but the phases may overlap. In Phase 1, the drug or biological product is introduced into healthy human subjects or in certain indications such as cancer, into patients with the target disease or condition. The drug is tested in Phase 1 to assess metabolism, pharmacokinetics, pharmacological actions, side effects associated with increasing doses, and, if possible, early evidence of effectiveness. Phase 2 usually involves trials in a limited patient population to determine the effectiveness or potency of the drug or biological product for a particular indication, dosage tolerance and optimum dosage, and to identify common adverse effects and safety risks. If a product candidate demonstrates evidence of effectiveness and an acceptable safety profile in Phase 2 evaluations, Phase 3 trials are conducted. In a Phase 3 trial, the drug or biological product is administered to an expanded patient population, generally at geographically dispersed clinical trial sites, in well-controlled clinical trials to generate enough data to statistically evaluate the efficacy or potency and purity, and safety, of the product for approval or licensure, to establish the overall risk benefit profile of the product, and to provide adequate information for the labeling of the product.

Table of Content
In most cases the FDA requires at least two adequate and well-controlled Phase 3 clinical trials to demonstrate the efficacy or potency of the drug. A single Phase 3 trial with other confirmatory evidence may be sufficient in rare instances, such as where the study is a large multicenter trial demonstrating internal consistency and a statistically very persuasive finding of a clinically meaningful effect on mortality, irreversible morbidity or prevention of a disease with a potentially serious outcome and confirmation of the result in a second trial would be practically or ethically impossible. Post-approval studies, or Phase 4 trials, are often required following initial approval and are intended to gain additional experience and data from treatment of patients in the intended therapeutic indication.
Progress reports detailing the results of the clinical trials conducted under an IND must be submitted at least annually to the FDA and more frequently if serious adverse effects occur. In addition, IND safety reports must be submitted to the FDA for any of the following: serious and unexpected suspected adverse reactions; findings from other studies or animal or in vitro testing that suggest a significant risk in humans exposed to the drug or biological product; and any clinically important increase in the case of a serious suspected adverse reaction over that listed in the protocol or investigator brochure. Phase 1, Phase 2 and Phase 3 clinical trials may not be completed successfully within any specified period, or at all. Furthermore, the FDA or the sponsor may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research subjects are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution, or an institution it represents, if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the drug or biological product has been associated with unexpected serious harm to patients. The FDA will typically inspect one or more clinical sites to assure compliance with GCP and the integrity of the clinical data submitted in an NDA or BLA.
Concurrent with clinical trials, companies often complete additional animal studies and must also develop additional information about the chemistry and physical characteristics of the drug or biological product as well as finalize a process for manufacturing the product in commercial quantities in accordance with current good manufacturing practices (cGMP) requirements. The manufacturing process must be capable of consistently producing quality batches of the drug or biological product candidate and, among other things, must develop methods for testing the identity, strength, quality and purity of the final drug. Additionally, appropriate packaging must be selected and tested, and stability studies must be conducted to demonstrate that the drug or biological product candidate does not undergo unacceptable deterioration over its shelf life.
After completion of the required clinical testing, an NDA or BLA is prepared and submitted to the FDA. FDA approval of the NDA or BLA is required before marketing of the product may begin in the United States. The application must include the results of all preclinical, clinical and other testing and a compilation of data relating to the product’s pharmacology, chemistry, manufacture and controls. The cost of preparing and submitting an application is substantial. The submission of most NDAs or BLAs is additionally subject to a substantial application user fee, currently set for fiscal year 2023 at $3,242,026 for applications requiring clinical data, and $1,621,013 for applications not requiring clinical data, and the manufacturer and sponsor under an approved NDA or BLA are also subject to annual program fees, currently set for fiscal year 2023 at $393,933 for each prescription product. These fees are typically increased annually. Sponsors of applications for drugs granted Orphan Drug Designation are exempt from these user fees.
The FDA has 60 days from its receipt of an NDA or BLA to determine whether the application will be accepted for filing based on the agency’s threshold determination that it is sufficiently complete to permit substantive review. The FDA may request additional information rather than accept an NDA or BLA for filing. In this event, the application must be resubmitted with the additional information. The resubmitted application is also subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in-depth review. The FDA has agreed to certain performance goals in the review of NDAs and BLAs to encourage timeliness. The FDA intends to review applications for standard review product candidates within ten months of the 60-day filing date; and applications for priority review product candidates within six months. Priority review can be applied to drugs or biological products that the FDA determines treat a serious condition, and if approved, would offer a significant improvement in safety or effectiveness. The FDA determines, on a case-by-case basis, whether the proposed product represents a significant improvement when compared with other available therapies. Significant improvement may be illustrated by evidence of increased effectiveness in the treatment of a condition, elimination or substantial reduction of a treatment limiting product reaction, documented enhancement of patient compliance that may lead to improvement in serious outcomes, and evidence of safety and effectiveness in a new subpopulation. The review process for both standard and priority review may be extended by the FDA for three additional months to consider certain late-submitted information, or information intended to clarify information already provided in the submission.
The FDA is required to refer an application for a novel drug or biological product to an advisory committee for review, evaluation and a recommendation as to whether the application should be approved, or otherwise explain why such referral was not made. An advisory committee is typically a panel that includes clinicians and other experts. The FDA is not bound by the recommendation of an advisory committee, but it generally follows such recommendations.

Table of Content
Before approving an NDA or BLA, the FDA will typically inspect one or more clinical sites to assure compliance with GCP. Additionally, the FDA will inspect the facility or the facilities at which the drug or biological product is manufactured. The FDA will not approve the application unless compliance with cGMPs is satisfactory and the application contains data that provide substantial evidence that the drug is safe and effective, or the biological product is safe, pure and potent, in the indication studied.
After the FDA evaluates the NDA or BLA and accompanying information and the manufacturing facilities, it issues either an approval letter or a complete response letter. An approval letter authorizes commercial marketing of the product with specific prescribing information for specific indications. A complete response letter generally outlines the deficiencies in the submission and may require substantial additional testing, or information, in order for the FDA to reconsider the application. If, or when, those deficiencies have been addressed to the FDA’s satisfaction in a resubmission of the NDA or BLA, the FDA will issue an approval letter. The FDA intends to review such resubmissions in two or six months depending on the type of information included. Even with submission of this additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval or licensure.
An approval letter authorizes commercial marketing of the drug or biological product with specific prescribing information for specific indications. As a condition of approval or licensure, the FDA may require a risk evaluation and mitigation strategy (REMS) to help ensure that the benefits of the drug or biological product outweigh the potential risks. REMS can include medication guides, communication plans for healthcare professionals and elements to assure safe use (ETASU). ETASU can include, but are not limited to, special training or certification for prescribing or dispensing, dispensing only under certain circumstances, special monitoring and the use of patient registries. The requirement for a REMS can materially affect the potential market and profitability of the drug or biological product. Moreover, product approval may require substantial post-approval testing and surveillance to monitor the drug’s safety or efficacy. Once granted, product approvals may be withdrawn if compliance with regulatory standards is not maintained or problems are identified following initial marketing.
If the FDA approves or licenses a drug or biological product, it may limit the approved indications for use of the product; require that contraindications, warnings or precautions be included in the product labeling; require that post-approval studies, including Phase 4 clinical trials, be conducted to further assess the drug’s safety after approval or licensure; require testing and surveillance programs to monitor the product after commercialization; or impose other conditions, including distribution restrictions or other risk management mechanisms, including REMS, which can materially affect the potential market and profitability of the product. The FDA may prevent or limit further marketing of a product based on the results of post-market studies or surveillance programs. Changes to some of the conditions established in an approved application, including changes in indications, labeling, or manufacturing processes or facilities, require submission and FDA approval of a new NDA or BLA, or an NDA or BLA supplement before the change can be implemented. An NDA or BLA supplement for a new indication typically requires clinical data similar to that in the original application, and the FDA uses the same procedures and actions in reviewing NDA and BLA supplements as it does in reviewing NDAs and BLAs.
Approval of medicines in the European Union (EU)
In the EU, companies can apply for marketing authorizations under the centralized procedure to the European Medicines Agency (EMA) or they can submit their application to the competent authorities in the European Economic Area (EEA) Member States via the decentralized procedure, the national procedure, or the mutual recognition procedure. The centralized procedure is mandatory for certain medicines, such as those produced by biotechnology, orphan medicinal products, advanced therapy medicinal products and those containing a new active substance indicated for the treatment of HIV, AIDS, cancer, neurodegenerative disorders, autoimmune and other immune dysfunctions, viral diseases, or diabetes. The centralized procedure remains optional for medicines containing a new active substance, or which are a significant therapeutic, scientific, or technical innovation or whose authorization would be in the interest of public health. Therefore the centralized procedure remains mandatory for the majority of biological medicinal products.
The marketing authorization granted under the centralized procedure by the EMA will be valid in all EEA Member States. The maximum timeframe for the evaluation of a marketing authorization application by the EMA is 210 days but can be extended should additional information be required by the EMA’s Committee for Medicinal Products for Human Use (CHMP). The European Commission makes the final decision to grant a marketing authorization, which is issued within 67 days of receipt of the EMA’s positive opinion. An accelerated assessment procedure of 150 days may be implemented for drugs considered to be of major public health interest.
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

Table of Content
Since the United Kingdom (UK) has left the EU, Great Britain is no longer covered by centralized marketing authorizations. This is not the case for Northern Ireland as under the Northern Ireland Protocol, centralized marketing authorizations continue to be recognized in Northern Ireland. Medicines with existing centralized marketing authorizations were automatically converted to Great Britain marketing authorizations on January 1, 2021. For a period of two years from January 1, 2021, the Medicines and Healthcare Products Regulatory Agency (MHRA), the UK medicines regulator, can rely on a decision taken by the European Commission on the approval of a new marketing authorization in the centralized procedure, in order to more quickly grant a new Great Britain marketing authorization. A separate application is, however, still required. The MHRA has ceased to participate in the assessment of any centralized procedures since January 1, 2021. Since then, the MHRA has launched the Innovative Licensing and Access Pathway (ILAP), a new accelerated assessment procedure for marketing authorization applications that enables companies to enter the UK market faster.
Clinical trials regulation and data sharing in the EU
In the EU, a Clinical Trial Application (CTA) must be submitted for each clinical trial to each Member State’s national competent authority (NCA) and ethics approval must be sought from an independent Ethics Committee. Once the CTA is approved in accordance with a particular Member State’s requirements, the clinical trial may proceed. Under the EU Clinical Trials Regulation 536/2014, which has been in effect since January 31, 2022 replacing the EU Clinical Trials Directive 2001/20/EC, suspected unexpected serious adverse reactions to the drug being trialed occurring during the clinical trial must be reported to the NCA and the Ethics Committee of the Member State where they occurred.
In the EU, Transparency Regulation No 1049/ 2001, EMA Policy 0043, EMA Policy 0070, as well as the Clinical Trials Regulation No 536/2014 set out the obligation for sponsors to make publicly available certain information stemming from clinical studies, whether proactively or in response to third party requests. Interested parties based in the EU may submit a request to the EMA to access information included in the marketing authorization application for authorized medicinal products. Commercially confidential information and protected personal data, however, may not be accessed.
On May 3, 2022, the European Commission published a proposal for a regulation on the European Health Data Space (EHDS), which aims to further enable exchange of electronic health data both for primary use (among national EU healthcare systems for patient care) and secondary use (among private companies and regulators to enable scientific research). Whilst the regulation is currently under discussions among the EU legislators, the text is expected to be finalized by the end of 2023 and for the EHDS to become reality in 2025. This will impose new obligations, but also create opportunities, for entities engaged in health-related research to share and access health data on a scale much larger than what is foreseen under current applicable transparency provisions.
Regulatory framework in the UK following Brexit
The UK officially left the EU on January 31, 2020. A transition period during which EU law remained applicable to the UK began on February 1, 2020 and ended on December 31, 2020. The EU regulatory framework for medicinal products in place before the end of the transition period has been preserved in UK domestic legislation as “retained EU law” but the UK may diverge from EU law in the future should it wish to do so. Pursuant to the Northern Ireland Protocol, the EU pharmaceutical legal framework acquis continues to apply in Northern Ireland and medicines can only be placed in the Northern Ireland market if they comply with EU law. The UK government is however currently trying to renegotiate the Northern Ireland Protocol.
Expedited approval pathways
The FDA is authorized to designate certain products for expedited review if they are intended to address an unmet medical need in the treatment of a serious or life-threatening disease or condition. These programs are referred to as Fast Track designation, Breakthrough Therapy designation and Priority Review designation. In addition, Accelerated Approval offers the potential for approval based on a surrogate or intermediate clinical endpoint. In May 2014, the FDA published a final Guidance for Industry titled “Expedited Programs for Serious Conditions Drugs and Biologics,” which provides guidance on the FDA programs that are intended to facilitate and expedite development and review of new drug or biological product candidates as well as threshold criteria generally applicable to concluding that a product candidate is a candidate for these expedited development and review programs.

Table of Content
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
Accelerated Approval Pathway
The FDA may grant Accelerated Approval to a drug or biological product for a serious or life threatening condition that provides meaningful therapeutic advantage to patients over available treatments based upon a determination that the drug or biological product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit. The FDA may also grant Accelerated Approval for such drug or biological product for such a condition when the product has an effect on an intermediate clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality (IMM) and that is reasonably likely to predict an effect on IMM or other clinical benefit, taking into account the severity, rarity or prevalence of the condition and the availability or lack of alternative treatments. Drugs and biological products granted Accelerated Approval must meet the same statutory standards for safety and effectiveness as those granted traditional approval.
For the purposes of Accelerated Approval, a surrogate endpoint is a marker, such as a laboratory measurement, radiographic image, physical sign or other measure that is thought to predict clinical benefit but is not itself a measure of clinical benefit. Surrogate endpoints can often be measured more easily or more rapidly than clinical endpoints. An intermediate clinical endpoint is a measurement of a therapeutic effect that is considered reasonably likely to predict the clinical benefit of a drug or biological product, such as an effect on IMM. The FDA has limited experience with Accelerated Approvals based on intermediate clinical endpoints, but has indicated that such endpoints generally may support Accelerated Approval where the therapeutic effect measured by the endpoint is not itself a clinical benefit and basis for traditional approval, if there is a basis for concluding that the therapeutic effect is reasonably likely to predict the ultimate clinical benefit of a drug or biological product.
The Accelerated Approval Pathway is most often used in settings in which the course of a disease is long and an extended period of time is required to measure the intended clinical benefit of a drug or biological product, even if the effect on the surrogate or intermediate clinical endpoint occurs rapidly. Thus, Accelerated Approval has been used extensively in the development and approval of drugs and biological products for treatment of a variety of cancers in which the goal of therapy is generally to improve survival or decrease morbidity and the duration of the typical disease course requires lengthy and sometimes large trials to demonstrate a clinical or survival benefit.
The Accelerated Approval Pathway is contingent on a sponsor’s agreement to conduct, in a diligent manner, additional post-approval confirmatory studies to verify and describe the product’s clinical benefit. As a result, a drug or biological product candidate approved on this basis is subject to rigorous post-marketing compliance requirements, including the completion of Phase 4 or post-approval clinical trials to confirm the effect on the clinical endpoint. Failure to conduct required post-approval studies, or confirm a clinical benefit during post-marketing studies, would allow the FDA to withdraw the drug or biological product from the market on an expedited basis. In addition, all promotional materials for drugs and biological products approved under accelerated regulations are subject to prior review by the FDA.

Table of Content
The EU and UK operate accelerated evaluation and assessment schemes, which include, at EU level, PRIME (PRIority MEdicines) scheme and, at UK level, the Early Access to Medicines Scheme (EAMS), which may be granted in exceptional cases, often when there is unmet medical need for a life-threatening or serious debilitating condition and existing data show a positive benefit/risk balance that means the medicinal product is of a major public health interest. The CHMP of the EMA or the MHRA (or other national competent authority) will make this determination on a case-by-case basis and subject to meeting eligibility criteria. Accelerated assessment takes place within 150 days. Other regulatory facilitations for these pathways include additional scientific advice at key development milestones and frequent guidance and discussions throughout the approval process. In the UK, the MHRA has launched the Innovative Licensing and Access Pathway (ILAP), a new accelerated assessment procedure for marketing authorization applications that enables companies to enter the UK market faster, available since January 1, 2021.
Orphan drugs
Under the Orphan Drug Act, the FDA may grant Orphan Drug Designation to drugs or biological products intended to treat a rare disease or condition—generally a disease or condition that affects fewer than 200,000 individuals in the United States. Orphan Drug Designation must be requested before submitting an NDA. After the FDA grants Orphan Drug Designation, the name of the drug or biological product and its potential orphan-designated use are disclosed publicly by the FDA. Orphan Drug Designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.
The first NDA or BLA applicant to receive FDA approval for a particular drug or biological product to treat a particular disease with FDA Orphan Drug Designation is entitled to a seven-year exclusive marketing period in the United States for that product, for that indication. During the seven-year exclusivity period, the FDA may not approve any other applications to market the same drug or biological product for the same disease, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity. Orphan drug exclusivity does not prevent the FDA from approving a different drug or biological product for the same disease or condition, or the same drug or biological product for a different disease or condition. Among the other benefits of Orphan Drug Designation are tax credits for certain research and an exemption from the NDA or BLA application user fee.
A designated orphan drug or biological product may not receive orphan drug exclusivity if it is licensed for a use that is broader than the indication for which it received orphan designation. In addition, exclusive marketing rights in the United States may be rescinded if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition.
In the EU and UK, under Regulation (EC) 141/2000 and the UK Human Medicines Regulations 2012 SI 2012 No. 1916 (as amended), respectively, medicinal products may be granted an orphan drug designation if they are used to treat or prevent life-threatening or chronically debilitating conditions that affect no more than five in 10,000 people in the EU/UK and for which there is no satisfactory method of diagnosis, prevention or treatment when the application is made, or when the medicinal product is of significant benefit to those affected by the condition. In addition, orphan drug designation can be granted to drugs used to treat or prevent life-threatening or chronically debilitating conditions which, for economic reasons, would be unlikely to be developed without incentives.
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
The ten-year market exclusivity may be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria for orphan designation, for example, if the product is sufficiently profitable not to justify the maintenance of market exclusivity. Conversely, the 10-year exclusivity period can be further extended by two years, when pediatric studies are conducted in accordance with an agreed pediatric investigation plan (PIP) and in completion of all the legal requirements.
It is noted that the general pharmaceutical legislative framework, as well as the framework applicable to orphan and pediatric medicinal products in the EU, is under review. The European Commission expects to publish its position on this in the second quarter of 2023. Although the final proposals are not yet known, it is expected that there will be a reduction in applicable regulatory exclusivities which will significantly affect all medicinal products that will be authorized after the legislative changes have taken effect.

Table of Content
Post-approval requirements
Drugs and biological products manufactured or distributed pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to recordkeeping, periodic reporting, product sampling and distribution, advertising and promotion and reporting of adverse experiences with the product. After approval, most changes to the approved product, such as adding new indications or other labeling claims, are subject to prior FDA review, through the applicant’s submission of a supplemental application, and approval. There also are continuing, annual user fee requirements for any marketed products and the establishments at which such products are manufactured, as well as new application fees for supplemental applications with clinical data.
In addition, drug and biological product manufacturers and other entities involved in the manufacture and distribution of approved products are required to register their establishments with the FDA and state agencies, and are subject to periodic unannounced inspections by the FDA and these state agencies for compliance with cGMP requirements. Changes to the manufacturing process are strictly regulated and often require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP and impose reporting and documentation requirements upon the sponsor and any third-party manufacturers that the sponsor may decide to use. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain cGMP compliance.
Once an approval is granted, the FDA may withdraw the approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical trials to assess new safety risks; or imposition of distribution or other restrictions under a REMS program. Other potential consequences include, among other things:
•Restrictions on the marketing or manufacturing of the product, including total or partial suspension of production, complete withdrawal of the product from the market or product recalls;
•Fines, untitled or warning letters or holds on post-approval clinical trials;
•Refusal of the FDA to approve pending NDAs, BLAs or supplements to approved NDAs or BLAs, or suspension or revocation of product license approvals;
•Product seizure or detention, or refusal to permit the import or export of products; or
•Injunctions or the imposition of civil or criminal penalties.
The FDA strictly regulates marketing, labeling, advertising and promotion of products that are placed on the market. Drugs and biological products may be promoted only for the approved indications and consistently with the provisions of the approved labeling. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off label uses, and a company that is found to have improperly promoted off label uses may be subject to significant liability.
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
Many jurisdictions, including the EU and the UK, require each marketing authorization holder, national competent authority and the EMA to operate a pharmacovigilance system to ensure that the safety of all medicines is monitored throughout the lifetime of a medicinal product. The overall EU pharmacovigilance system operates through cooperation between the EU Member States, EMA and the European Commission. Applicable obligations extend to all activities consisting of procuring, holding, supplying or exporting medicinal products to the public and may therefore be incumbent upon importers, distributors and other economic operators in the supply chain.

Table of Content
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
Abridged marketing authorization applications for generic and biosimilar drugs in the EU and the UK
Generic and hybrid medicinal products of reference medicinal products authorized via the centralized procedure have automatic access to the centralized procedure. Generic and hybrid products can refer to the complete dossier (i.e. the quality, pre-clinical and clinical data) of the reference medicinal product in their marketing authorization application, by demonstration of bioequivalence, usually through the submission of the appropriate bioavailability studies after the period of regulatory data protection (also called “data exclusivity”) has expired, namely eight years after the grant of the marketing authorization of the reference medicinal product. Applicants will be able to cross-refer to the dossier of the reference medicinal product, as long as the data protection period has expired. This abridged application procedure avoids the requirement to repeat trials and allows generic applicants a faster entry to the market. If a biosimilar of a reference biological product does not meet the conditions in the definition of generic medicinal products, owing to, in particular, differences relating to raw materials or differences in manufacturing processes of the biological medicinal product and the reference biological medicinal product, the results of appropriate pre-clinical studies or clinical trials relating to these conditions must be provided. The type and quantity of supplementary data to be provided must comply with the relevant criteria stated in Annex I of Directive 2001/83 as amended and the related detailed guidelines. The results of other tests and trials from the reference medicinal product’s dossier do not need to be provided.
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

Table of Content
When an ANDA applicant files its application with the FDA, the applicant is required to certify to the FDA concerning any patents listed for the reference product in the Orange Book, except for patents covering methods of use for which the ANDA applicant is not seeking approval. To the extent that the Section 505(b)(2) applicant is relying on studies conducted for an already approved product, the applicant is required to certify to the FDA concerning any patents listed for the approved product in the Orange Book to the same extent that would be required of an ANDA applicant. Specifically, the applicant must certify that (i) the required patent information has not been filed; (ii) the listed patent has expired; (iii) the listed patent has not expired but will expire on a particular date and approval is sought after patent expiration; or (iv) the listed patent is invalid or will not be infringed by the new product. The ANDA applicant may also elect to submit a statement certifying that its proposed ANDA label does not contain (or carve out) any language regarding the patented method-of-use rather than certify to a listed method-of-use patent, known as a Section VIII statement. If the applicant does not challenge the listed patents, the ANDA application will not be approved until all the listed patents claiming the referenced product have expired. A certification that the new product will not infringe the already approved product’s listed patents, or that such patents are invalid, is called a Paragraph IV certification. If the ANDA applicant has provided a Paragraph IV certification to the FDA, the applicant must also send notice of the Paragraph IV certification to the NDA and patent holders once the ANDA has been accepted for filing by the FDA. The NDA and patent holders may then initiate a patent infringement lawsuit in response to the notice of the Paragraph IV certification. The filing of a patent infringement lawsuit within 45 days of the receipt of a Paragraph IV certification automatically prevents the FDA from approving the ANDA until the earlier of 30 months, expiration of the patent, settlement of the lawsuit or a decision in the infringement case that is favorable to the ANDA applicant.
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
Biosimilars and reference product exclusivity
The Biologics Price Competition and Innovation Act of 2009 (BPCIA) created an abbreviated approval pathway for biological product candidates shown to be highly similar, or “biosimilar,” to or interchangeable with an FDA licensed reference biological product. Biosimilarity, which requires that a product is highly similar to the reference product notwithstanding minor differences in clinically inactive components, and that there be no clinically meaningful differences between the biological product and the reference product in terms of safety, purity, and potency, can generally be shown through analytical studies, animal studies, and a clinical study or studies. Interchangeability requires that a product is biosimilar to the reference product and the product must demonstrate that it can be expected to produce the same clinical results as the reference product in any given patient and, for products that are administered multiple times to an individual, the interchangeable biosimilar and the reference biological product may be alternated or switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biological product. A product shown to be biosimilar or interchangeable with an FDA-approved reference biological product may rely in part on the FDA’s previous determination of safety and effectiveness for the reference product for approval, which can potentially reduce the cost and time required to obtain approval to market the product. Complexities associated with the larger, and often more complex, structures of biological products, as well as the processes by which such products are manufactured, pose significant hurdles and have slowed implementation of the BPCIA by the FDA.

Table of Content
Under the BPCIA, an application for a biosimilar product may not be submitted to the FDA until four years following the date that the reference product was first licensed by the FDA. In addition, the approval of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first licensed. During this 12-year period of reference product exclusivity, another company may obtain FDA licensure and market a competing version of the reference product if the FDA approves a full BLA for the competing product containing that applicant’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity and potency of its product. The BPCIA also created certain exclusivity periods for biosimilars approved as interchangeable products. At this juncture, it is unclear whether products deemed “interchangeable” by the FDA will, in fact, be readily substituted by pharmacies, which are governed by state pharmacy law.
The BPCIA is complex and continues to be interpreted and implemented by the FDA. In addition, there has been discussion of whether Congress should reduce the 12-year reference product exclusivity period. Other aspects of the BPCIA, some of which may impact the BPCIA exclusivity provisions, have also been the subject of recent litigation. As a result, the ultimate implementation of the BPCIA is subject to significant uncertainty.
In the EU and the UK, an abridged procedure is available for the regulatory approval of biosimilars, on the basis of comparability studies to the reference biological medicine to substantiate the safety and efficacy profile of the biosimilar product. This comparability with the reference biological medicinal product is only available after the period of regulatory data protection has expired namely eight years after the grant of the marketing authorization of the reference biological medicinal product has expired. Recently, the MHRA and the EMA have stated that comparative data may not be required across all therapeutic indications and may be extrapolated to other indications already approved for the reference medicinal product. The interchangeability of biosimilars remains subject to national determination, on a case-by-case basis; however a recent scientific recommendation by the EMA may lead to a default assumption of interchangeability across all biosimilars in the EU and in the UK.
Pediatric studies and exclusivity
Under the Pediatric Research Equity Act of 2003, an NDA, BLA or supplement thereto must contain data that are adequate to assess the safety and effectiveness of the drug or biological product for the claimed indications in all relevant pediatric subpopulations, and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. With enactment of the Food and Drug Administration Safety and Innovation Act of 2012 (FDASIA), sponsors must also submit pediatric study plans prior to the assessment data.
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
The FDA may, on its own initiative or at the request of the applicant, grant deferrals for submission of some or all pediatric data until after approval of the product for use in adults, or full or partial waivers from the pediatric data requirements. Additional requirements and procedures relating to deferral requests and requests for extension of deferrals are contained in the FDASIA. Unless otherwise required by regulation, the pediatric data requirements do not apply to products with Orphan Drug Designation.
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
Under the European Pediatric Regulation (Regulation (EC) No 1901/2006), which has also been reflected in and retained by UK law, applicants must submit to the national competent authority or the EMA data from pediatric studies in compliance with an agreed PIP for the validation or acceptance of a marketing authorization application, unless the medicine is exempt because of a deferral or waiver. The conduct of the paediatric studies in accordance with the agreed PIP will result in the grant of a reward (period of protection) which will depend on the type of product (i.e., orphan medicinal product will benefit from an extension of the orphan exclusivity by two years, bringing it to 12 years of marketing exclusivity; or an extension of the supplementary protection certificate by six months).

Table of Content
Patent term extension
After NDA approval, owners of relevant drug or biological product patents may apply for up to a five-year patent extension, which permits patent term restoration as compensation for the patent term lost during the FDA regulatory process. The allowable patent term extension is typically calculated as one-half the time between the effective date of an IND application and the submission date of a NDA or BLA, plus the time between submission date and the approval date of the NDA or BLA, up to a maximum of five years. The time can be shortened if the FDA determines that the applicant did not pursue approval with due diligence. The total patent term after the extension may not exceed 14 years from the date of product approval. Only one patent applicable to an approved drug or biological product is eligible for extension and only those claims covering the approved drug or biological product, a method for using it or a method for manufacturing it may be extended and the application for the extension must be submitted prior to the expiration of the patent in question. However, we may not be granted an extension because of, for example, failing to exercise due diligence during the testing phase or regulatory review process, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents or otherwise failing to satisfy applicable requirements. In the EU and the UK, a patent may be extended by up to a maximum of five years and the protection conferred by the certificate shall extend only to the product covered by the authorization to place the corresponding medicinal product on the market (in the EU and UK) and for any use of the product as a medicinal product that has been authorized before the expiry of the certificate. The aim is to compensate for the erosion of patent term between the filing of a patent and the grant of an MA for a medicinal product incorporating the relevant invention. The term of a supplementary protection certification may be extended by a further six months if the pediatric studies have been conducted in accordance with an agreed PIP within the applicable timeframe.
Foreign regulation
In addition to regulations in the United States, we will be subject to a variety of foreign regulations governing clinical trials and commercial sales and distribution of our drug candidates to the extent we choose to sell any products outside of the United States. Whether or not we obtain FDA approval for a product, we must obtain approval of a product by regulatory authorities of foreign countries before we can commence clinical trials or marketing of the product in those countries. The approval process varies from country to country and the time may be longer or shorter than that required for FDA approval. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary greatly from country to country. As in the United States, post-approval regulatory requirements, such as those regarding product manufacture, marketing or distribution would apply to any product that is approved outside the United States.
We will also be subject to certain ex-U.S. privacy laws in connection with our clinical trial activities outside the United States such as the EU General Data Protection Regulation (EU GDPR), non-compliance with which could result in administrative fines of up to the greater of €20.0 million or 4% of global annual revenues. The EU GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies and obtain compensation for damages resulting from violations of the EU GDPR.
The EU GDPR grants individuals various data protection rights (e.g., the right to erasure of personal data) and imposes stringent data protection requirements on U.S.-based companies, such as ours, which fall within its scope, including inter alia: (i) accountability, data treatment and transparency requirements; and (ii) obligations to report certain personal data breaches to the supervisory authority without undue delay (and no later than 72 hours where feasible). In addition, the EU GDPR prohibits the transfer of personal data from the EEA to the United States and other jurisdictions that the European Commission does not recognize as having “adequate” data protection laws unless a data transfer mechanism has been put in place. In July 2020, the Court of Justice of the European Union limited how organizations could lawfully transfer personal data from the EEA to the United States by invalidating the EU-U.S. Privacy Shield for purposes of international transfers and imposed further restrictions on use of standard contractual clauses (SCCs) (i.e., EU-style data transfer agreements) including, a requirement for companies to carry out a transfer privacy impact assessment, which among other things, assesses laws governing access to personal data in the recipient country and considers whether supplementary measures that provide privacy protections additional to those provided under SCCs will need to be implemented to ensure an essentially equivalent level of data protection to that afforded in the EEA. Moreover, new versions of the SCCs (new EU SCCs) have recently been published requiring additional compliance and implementation efforts. However, in October 2022, President Biden signed an Executive Order to facilitate a new Trans-Atlantic Data Privacy Framework which will act as a successor to the invalidated EU-U.S. Privacy Shield. Following this, in December 2022, the European Commission released a draft adequacy decision for the United States, reflecting its belief that the Executive Order and Framework address the transfer issues raised when the EU-U.S. Privacy Shield was invalidated. If finalized, the agreement will facilitate the transatlantic flow of personal data and provide additional safeguards (in addition to the new SCCs) for companies transferring personal data from the EU to the United States.

Table of Content
Relatedly, following the UK’s withdrawal from the EU (Brexit), the EU GDPR has been implemented in the UK (UK GDPR). The UK GDPR sits alongside the UK Data Protection Act 2018, which implements certain derogations in the EU GDPR into UK law. The requirements of the UK GDPR are (at this time) largely aligned with those under the EU GDPR and as such, may lead to similar compliance and operational costs with potential fines for non-compliance of up to £17.5 million or 4% of annual worldwide turnover. As a result, we are potentially exposed to two parallel data protection regimes, each of which authorizes fines and the potential for divergent enforcement actions. In terms of international data transfers, the UK also imposes obligations on entities transferring personal data outside of the UK, in a similar manner to the EU. The UK’s data protection authority (ICO), has released its own version of the SCCs, the International Data Transfer Agreement (IDTA). We note that companies have the choice to use either the IDTA or the new EU SCCs along with a “UK Addendum” for any restricted international data transfers. In addition, the UK has published its own transfer privacy impact assessment called the Transfer Risk Assessment (TRA) tool, although again parties may conduct the EU style transfer impact assessment instead of adopting the TRA tool.
Reimbursement of medicines in Europe
In the EU, pricing and reimbursement methods can differ in each Member State. Some Member States and the UK may require that health technology assessments (HTA) be completed to obtain reimbursement or pricing approval. The outcome of HTAs is decided on a national basis and some Member States may decide not to reimburse the use of medicines or may reduce the rate of reimbursement. In December 2021, the EU adopted a new Regulation on Health Technology Assessment which allows Member States to carry out joint clinical assessments and operate joint clinical consultations. It is expected that the new Regulation will come into effect in 2025. In the UK, NICE is the body in England and Wales, which conducts HTAs and issues guidance on whether a product is considered to be “cost-effective” and therefore recommended for use and reimbursement under the national health service. This means that if a positive recommendation has been obtained, then the medicinal product will be widely available to patients in England and Wales. For avoidance of doubt, Scotland and Northern Ireland have their own HTA bodies which will conduct their own assessment.
Other healthcare laws
Although we do not currently have any products on the market, in addition to FDA restrictions on marketing of pharmaceutical and biological products, we are also subject to healthcare statutory and regulatory requirements and enforcement by the U.S. federal and state governments. Even though we are not in a position to make patient referrals and do not bill Medicare, Medicaid or other government or commercial third-party payers, our relationships with healthcare providers, physicians and third-party payors will subject us to healthcare statutory and regulatory requirements and enforcement by federal and state governments. These laws include anti-kickback statutes, false claims statutes and other healthcare laws and regulations.
The federal Anti-Kickback Statute prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving any remuneration, directly or indirectly, in cash or in kind, to induce, or in return for, purchasing, leasing, ordering or arranging for, referring, or recommending the purchase, lease or order of any healthcare item or service that may be reimbursable, in whole or in part, under Medicare, Medicaid, or other federal health care program. The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively, the ACA) amended the intent element of the federal Anti-Kickback Statute to clarify that a person or entity need not have actual knowledge of the statute or specific intent to violate it in order to commit a violation. Among others, this statute applies to arrangements between pharmaceutical and biological product manufacturers on the one hand and prescribers, purchasers and formulary managers on the other, including, for example, consulting/speaking arrangements, discount and rebate offers, grants, charitable contributions and patient support offerings. A conviction for violation of the federal Anti-Kickback Statute can result in criminal fines and/or imprisonment and requires mandatory exclusion from participation in federal health care programs. Exclusion from the federal healthcare programs may also be imposed if the government determines that an entity has committed acts that are prohibited by the federal Anti-Kickback Statute. Although there are a number of statutory exceptions and regulatory safe harbors protecting certain common activities from prosecution or other regulatory sanctions under the law, the exceptions and safe harbors are drawn narrowly and practices that involve remuneration intended to induce prescribing, purchases or recommendations may be subject to scrutiny if they do not qualify for an exception or safe harbor.

Table of Content
The federal civil False Claims Act prohibits, among other things, any person or entity from knowingly presenting, or causing to be presented, a false claim for payment to the federal government, or knowingly making, or causing to be made, a false record or statement material to a false claim. The False Claims Act covers claims made to programs where the federal government reimburses (directly or indirectly) individuals and entities, such as under the Medicare and Medicaid programs, as well as programs where the federal government is a direct purchaser, such as when it purchases off of the Federal Supply Schedule. The law also prohibits avoiding, decreasing or concealing an obligation to pay money to the federal government. The government can bring claims directly or through a civil whistleblower or qui tam action, and potential liability includes mandatory treble damages and significant per claim penalties currently set at $12,537 up to $25,076 per false claim or statement for penalties assessed after May 9, 2022. Numerous pharmaceutical and other healthcare companies have been prosecuted under these laws for allegedly inflating drug or biological product prices they report to pricing services, which in turn were used by the government to set Medicare and Medicaid reimbursement rates, and for allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product. In addition, certain marketing practices, including off-label promotion, may also violate false claims laws. Additionally, the ACA amended the federal Anti-Kickback Statute such that a violation of that statute can serve as a basis for liability under the federal False Claims Act. Most states also have statutes or regulations similar to the federal Anti-Kickback Statute and False Claims Act, which apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply to commercially reimbursed items or services or regardless of whether reimbursement from a federal or state healthcare program is available for the item or service. There is also the Federal Criminal False Claims Act, which is similar to the Federal Civil False Claims Act and imposes criminal liability on those that make or present a false, fictitious or fraudulent claim to the federal government.
Other federal statutes pertaining to healthcare fraud and abuse include the civil monetary penalties statute, which prohibits, among other things, the offer or payment of remuneration to a Medicaid or Medicare beneficiary that the offeror or payor knows or should know is likely to influence the beneficiary to order or receive a reimbursable item or service from a particular provider, practitioner or supplier (although pharmaceutical and biological product manufacturers are not considered providers, practitioners or suppliers for purposes of this law), and contracting with an individual or entity that the person knows or should know is excluded from participation in a federal health care program. In addition, federal criminal statutes created by the Health Insurance Portability and Accountability Act of 1996 (HIPAA) prohibit, among other things, knowingly and willfully executing or attempting to execute a scheme to defraud any healthcare benefit program or obtain by means of false or fraudulent pretenses, representations or promises any money or property owned by or under the control of any healthcare benefit program in connection with the delivery of or payment for healthcare benefits, items or services.
In addition, HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act (HITECH) and their respective implementing regulations, including the Final Omnibus Rule published on January 25, 2013, imposes obligations on certain healthcare providers, health plans and healthcare clearinghouses, known as covered entities, as well as their business associates that perform certain services involving the storage, use or disclosure of individually identifiable health information, including mandatory contractual terms, requirements to facilitate certain patient rights, requirements to safeguard the privacy, security, and transmission of individually identifiable health information, and requirements to provide notice to affected individuals and regulatory authorities of certain breaches of security of individually identifiable health information. HITECH increased the civil and criminal penalties that may be imposed against covered entities, business associates and possibly other persons, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions. On December 10, 2020, the Office of Civil Rights within the Department of Health and Human Services (HHS) issued proposed revisions to the HIPAA Privacy Rule aimed at reducing regulatory burdens that may exist in discouraging coordination of care and patient access to their health information, among other changes. While a final rule has not yet been issued, if adopted, these proposed changes may require us to update our policies and procedures to comply with the new requirements. In addition, many state laws govern the privacy and security of health information and other personal information in certain circumstances (such as the California Consumer Privacy Act of 2018 and the Virginia Consumer Data Protection Act, and similar forthcoming state privacy laws in Colorado, Connecticut and Utah), and these state laws may differ from each other in significant ways and may not have the same effect. These laws are rapidly evolving and may impose additional regulatory compliance burden and legal risks on our operations.
Further, pursuant to the ACA, the Centers for Medicare & Medicaid Services (CMS) has promulgated regulations to implement what is commonly known as the federal Physician Payment Sunshine Act, which, among other things, requires manufacturers of prescription drugs and biological products, among others, to collect and report information on certain payments or transfers of value they make to U.S.-licensed physicians, teaching hospitals, physician assistants, nurse practitioners or clinical nurse specialists, certified registered nurse anesthetists, anesthesiologist assistants and certified nurse-midwives, as well as investment interests in the manufacturer held by physicians and their immediate family members. The reports must be submitted on an annual basis, and the reported data is made available in searchable form on a public website. Failure to submit required information may result in civil monetary penalties.

Table of Content
In addition, several states require prescription drug and biological product companies to report certain expenses relating to the marketing and promotion of drug and biological products and to report gifts and payments to individual healthcare practitioners in these states. Other states prohibit various marketing-related activities, such as the provision of certain kinds of gifts or meals. Still other states require the posting of information relating to clinical studies and their outcomes. Some states require the reporting of certain pricing information, including information pertaining to and justifying price increases, or prohibit prescription drug price gouging. In addition, states such as California, Connecticut, Nevada and Massachusetts, require pharmaceutical companies to implement compliance programs and/or marketing codes. Several additional states are considering similar proposals. Certain states and local jurisdictions also require the registration of pharmaceutical sales representatives. Compliance with these laws is difficult and time consuming, and companies that do not comply with these state laws face civil penalties.
Efforts to ensure that business arrangements with third parties comply with applicable healthcare laws and regulations involve substantial costs. If a company’s operations are found to be in violation of any such requirements, it may be subject to significant penalties, including civil, criminal and administrative penalties, damages, fines, disgorgement, imprisonment, the curtailment or restructuring of its operations, loss of eligibility to obtain approvals from the FDA, exclusion from participation in government contracting, healthcare reimbursement or other federal or state government healthcare programs, including Medicare and Medicaid, integrity oversight and reporting obligations, imprisonment, and reputational harm. Although effective compliance programs can mitigate the risk of investigation and prosecution for violations of these laws, these risks cannot be entirely eliminated. Any action for an alleged or suspected violation can cause a company to incur significant legal expenses and divert management’s attention from the operation of the business, even if such action is successfully defended.
In the EU and the UK companies must comply with national general anti-bribery legislation, including the UK Bribery Act 2010, as well as medicines legislation which prohibits the supply, offer or promise of certain gifts and benefits in connection with the promotion of medicinal products to any person qualified to prescribe, recommend, use, procure or supply them. Companies that breach these laws may incur substantial fines and imprisonment.
In the EU, payments made to healthcare professionals must be publicly disclosed under applicable transparency provisions and agreements with healthcare professionals must be the subject of prior notification and approval by the healthcare professional’s employer. Such requirements are set out in national laws, industry codes or professional codes of conduct, applicable in the EU Member States and in the UK. Failure to comply with these requirements could result in reputational risk, public reprimands, administrative penalties, fines or imprisonment.
U.S. healthcare reform
In the United States there have been, and continue to be, proposals by the federal government, state governments, regulators and third-party payors to control or manage the costs of health care and, more generally, to reform the U.S. healthcare system. The pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives. For example, in March 2010, the ACA was enacted, which was intended to substantially change the way healthcare is financed by both governmental and private insurers, and significantly impacts the U.S. pharmaceutical industry. The ACA, among other things, (i) proscribed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs and therapeutic biologics that are inhaled, infused, instilled, implanted or injected, (ii) increased the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extended the rebate program to individuals enrolled in Medicaid managed care organizations, (iii) established annual nondeductible fees and taxes on manufacturers of certain branded prescription drugs and therapeutic biologics, apportioned among these entities according to their market share in certain government healthcare programs, (iv) established a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer what are now 70% point of-sale discounts off negotiated prices of applicable brand drugs and therapeutic biologics to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs and therapeutic biologics to be covered under Medicare Part D, (v) expanded eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals and by adding new mandatory eligibility categories for individuals with income at or below 138% of the federal poverty level, thereby potentially increasing manufacturers’ Medicaid rebate liability, (vi) expanded the entities eligible for discounts under the 340B Public Health program, (vii) required annual reporting of certain information regarding drug samples that manufacturers and distributors provide to licensed practitioners, (viii) created a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in and conduct comparative clinical effectiveness research, along with funding for such research, and (ix) established a Center for Medicare Innovation at CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending.

Table of Content
The ACA and certain of its provisions have been subject to judicial challenges as well as legislative and regulatory efforts to repeal or replace them or to alter their interpretation or implementation. For example, the Tax Cuts and Jobs Act (TCJA), among other things, included a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment, or penalty, imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” Further, the Bipartisan Budget Act of 2018, among other things, amended the ACA, effective January 1, 2019, to increase from 50% to 70% the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” Additionally, the Further Consolidated Appropriations Act of 2020, signed into law December 20, 2019, fully repealed the ACA’s “Cadillac Tax” on certain high-cost employer-sponsored insurance plans (for tax years beginning after December 31, 2019), the annual fee imposed on certain health insurance providers based on market share (for calendar year 2021) and the medical device excise tax on non-exempt medical devices. In December 2018, a federal district court in Texas ruled that the ACA’s individual mandate, without the penalty that was repealed effective January 1, 2019, was unconstitutional and could not be severed from the ACA. As a result, the court ruled the remaining provisions of the ACA were also invalid. The Fifth Circuit Court of Appeals affirmed the district court’s ruling that the individual mandate was unconstitutional, but it remanded the case back to the district court for further analysis of whether the mandate could be severed from the ACA (i.e., whether the entire ACA was therefore also unconstitutional). The Supreme Court of the United States granted certiorari on March 2, 2020 and heard oral argument on November 10, 2020. On June 17, 2021, the Supreme Court dismissed the lawsuit without ruling on the merits of the constitutionality arguments.
On March 11, 2021, Congress enacted the American Rescue Plan Act of 2021, which included among its provisions a sunset of the ACA’s cap on pharmaceutical manufacturers’ rebate liability under the Medicaid Drug Rebate Program. Under the ACA, manufacturers’ rebate liability was capped at 100% of the average manufacturer price for a covered outpatient drug. Effective January 1, 2024, manufacturers’ MDRP rebate liability will no longer be capped, potentially resulting in a manufacturer paying more in MDRP rebates than it receives on the sale of certain covered outpatient drugs. The American Rescue Plan Act also temporarily increased premium tax credit assistance for individuals eligible for subsidies under the ACA for 2021 and 2022 and removed the 400% federal poverty level limit that otherwise applies for purposes of eligibility to receive premium tax credits. Most recently, the Inflation Reduction Act of 2022 extended this increased tax credit assistance and removal of the 400% federal poverty limit through 2025. In the future, there may be additional challenges and/or amendments to the ACA. It remains to be seen precisely what any new legislation will provide, when or if it will be enacted, and what impact it will have on the availability and cost of healthcare items and services, including drug and biological products.
Other legislative changes have been proposed and adopted in the United States since the ACA was enacted to reduce healthcare expenditures. These changes include the Budget Control Act of 2011, which, among other things, led to aggregate reductions of Medicare payments to providers of up to 2% per fiscal year that started in 2013 and, due to subsequent statutory amendments, will remain in effect into 2031 unless additional Congressional action is taken, with the exception of a temporary suspension from May 1, 2020 through July 1, 2022 due to the COVID-19 pandemic. Following the end of the temporary suspension, the law provided for 1% Medicare sequestration in the second quarter of 2022, with the full 2% sequestration going into effect thereafter until 2031. To offset the temporary suspension during the COVID-19 pandemic, in 2030, the sequestration will be 2.25% for the first half of the year, and 3% in the second half of the year. The American Taxpayer Relief Act of 2012 made other changes, including the reduction of Medicare payments to several types of providers and an increase in the statute of limitations period for the government to recover overpayments to providers from three to five years. More recently, in August 2022, President Biden signed into law the Inflation Reduction Act of 2022, which implements substantial changes to the Medicare program, including drug pricing reforms and changes to the Medicare Part D benefit design. Among other reforms, the Inflation Reduction Act of 2022 imposes inflation rebates on drug and biological product manufacturers for products reimbursed under Medicare Parts B and D if the prices of those products increase faster than inflation beginning in 2023; implements changes to the Medicare Part D benefit that, beginning in 2025, will cap benefit annual out-of-pocket spending at $2,000, with new discount obligations for pharmaceutical manufacturers; and, beginning in 2026, establishes a “maximum fair price” for a fixed number of pharmaceutical and biological products covered under Medicare Parts B and D following a price negotiation process with the CMS. If federal spending is further reduced, anticipated budgetary shortfalls may also impact the ability of relevant agencies, such as the FDA or the NIH to continue to function at current levels. Amounts allocated to federal grants and contracts may be reduced or eliminated. These reductions may also impact the ability of relevant agencies to timely review and approve research and development, manufacturing, and marketing activities which may delay our ability to develop, market and sell any products we may develop.

Table of Content
Additionally, the cost of prescription pharmaceuticals and biological products has recently been the subject of considerable discussion in the United States. For example, in response to an Executive Order dated July 9, 2021, on September 9, 2021, the HHS issued a Comprehensive Plan for Addressing High Drug Prices that identified potential legislative policies and administrative tools that Congress and the agency can pursue in order to make drug prices more affordable and equitable, improve and promote competition throughout the prescription drug industry, and foster scientific innovation. In addition, on February 2, 2022, the Biden administration signaled its continued commitment to the Cancer Moonshot initiative, which was initially launched in 2016. In its announcement, the administration noted that its new goals under the initiative include addressing inequities in order to ensure broader access to cutting-edge cancer therapeutics and investing in a robust pipeline for new treatments. On September 12, 2022, President Biden issued an Executive Order to promote biotechnology and biomanufacturing innovation. The Order noted several methods through which the Biden administration would support the advancement of biotechnology and biomanufacturing in healthcare, and instructed the HHS to submit, within 180 days of the Order, a report assessing how to use biotechnology and biomanufacturing to achieve medical breakthroughs, reduce the overall burden of disease, and improve health outcomes. Additionally, on October 14, 2022 President Biden issued an Executive Order on Lowering Prescription Drug Costs for Americans, which instructed the Secretary of the HHS to consider whether to select for testing by the CMS Innovation Center new health care payment and delivery models that would lower drug costs and promote access to innovative drug therapies for beneficiaries enrolled in the Medicare and Medicaid programs. The Executive Order further directed the Secretary of the HHS to submit, within 90 days after the date of the Executive Order, a report regarding any models that may lead to lower cost-sharing for commonly used drugs and support value-based payment that promotes high-quality care. Moreover, there have been several recent U.S. Congressional inquiries and proposed federal legislation designed to, among other things, bring more transparency to drug and biological product pricing, review the relationship between pricing and manufacturer patient support programs, reduce the cost of prescription drugs and biological products under Medicare and reform government program reimbursement methodologies for drug and biological products. While several proposed reform measures will require Congress to pass legislation to become effective, Congress and the Biden administration have each indicated that it will continue to seek new legislative and/or administrative measures to address prescription drug and biological product costs, as discussed in greater detail in the section titled “Risk Factors.”
At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures and, in some cases, to encourage importation from other countries and bulk purchasing. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize any product that is ultimately approved, if approved. In addition, several recently passed state laws require disclosures related to state agencies and/or commercial purchasers with respect to certain price increases that exceed a certain level as identified in the relevant statutes. Some of these laws and regulations contain ambiguous requirements that government officials have not yet clarified. Given the lack of clarity in the laws and their implementation, our future reporting actions could be subject to the penalty provisions of the pertinent federal and state laws and regulations.
Additionally, on May 30, 2018, the Trickett Wendler, Frank Mongiello, Jordan McLinn, and Matthew Bellina Right to Try Act of 2017 was signed into law. The law, among other things, provides a federal framework for certain patients to access certain investigational new drug or biological products that have completed a Phase 1 clinical trial and that are undergoing investigation for FDA approval. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining FDA authorization under an FDA expanded access program; however, manufacturers are not obligated to provide investigational new drug or biological products under the current federal right to try law.
Human Capital
As of November 30, 2022, we had 297 full-time employees, of which approximately 34% have earned an M.D. or a Ph.D. As of November 30, 2022, 260 of our full-time employees are engaged in research and development. From time to time, we retain independent contractors to support our organization. None of our employees are represented by a labor union or covered by collective bargaining agreements, and we believe our relationship with our employees is good.
We consider the intellectual capital of our employees to be an essential driver of our business. Our workforce expanded during fiscal year 2022; new employees were hired to support our clinical and preclinical pipeline, with additions in our research, clinical development, operations and general and administrative functions.
We continually evaluate our business needs and opportunities and strive to balance inhouse expertise and capacity with outsourced expertise and capacity. Currently, we outsource substantially all clinical trial work to clinical research organizations and drug substance and finished drug product manufacturing to contract manufacturers.

Table of Content
Competitive pay and benefits
Drug development is a complex endeavor which requires deep expertise and experience across a broad array of disciplines. Biotechnology and pharmaceutical companies both large and small compete for a limited number of qualified applicants to fill specialized positions. We monitor our compensation programs closely and provide what we consider to be a very competitive mix of compensation, insurance and wellness benefits for all our employees, as well as participation in our equity and enhanced maternity and paternity programs. To attract qualified applicants, we offer a total rewards package consisting of a base salary and cash target bonus, a comprehensive benefits package and equity compensation for all full-time employees. Bonus opportunity and equity compensation increase as a percentage of total compensation based on level of responsibility. Actual bonus payout is based on company and individual performance.
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
As of November 30, 2022, approximately 52% of our full-time employees were self-reported as female. Of our vice president-level and above employees, approximately 45% were self-reported as female.
In addition, as of November 30, 2022, approximately 55% of our full-time employees were self-reported as ethnic or racial minorities in the United States, with 40% Asian, 2% Black or African American, 7% Hispanic or Latino and 6% of other minority groups or two or more races. Of our vice president-level and above employees, 24% were self-reported as ethnic or racial minorities in the United States, with 17% Asian, 3% Black or African American and 3% Hispanic or Latino.
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
Safety
The safety and health of our employees is a top priority. For example, in response to the COVID-19 pandemic, we implemented safety protocols including clear policies to address actual and suspected COVID-19 cases and potential exposure, weekly COVID-19 testing, shift work scheduling to reduce the number of people in our facilities at a given time, requirements for the wearing of masks and for social distancing, and increased cleaning procedures. These protocols were designed to comply with health and safety standards as required by federal, state and local government agencies, taking into consideration the guidelines of the Centers for Disease Control and Prevention and other public health authorities. We continue to monitor developments regarding health pandemics or other health concerns, including COVID-19, and will implement any additional safety protocols that may become necessary in the future.
Board of Directors oversight
Our Board of Directors (Board) recognizes the critical importance of our team and the necessity to ensure a diverse, inclusive, and innovative work environment that is centered around a values-based culture. Our Board meets regularly with management to discuss issues impacting our employees, and to focus on ways to support our workforce. Our focus on culture comes from our Board and flows throughout our company. In evaluating our Chief Executive Officer and management team, significant emphasis is place on their contributions to our overall culture.
Our Board’s Compensation Committee is responsible for reviewing with management our human resources activities, which include, among other things, matters relating to employee development, management and engagement, pay equity, and our demographics, diversity and inclusion.
Our Board’s Nominating and Corporate Governance Committee is responsible for developing and recommending to the Board any company program relating to corporate responsibility and sustainability, including environmental, social and governance matters.

Table of Content
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
The mark “Nurix” is our registered trademark in Canada, France, Germany, Italy, Japan, Mexico, Spain, the United Kingdom and the United States. The marks “DELigase,” “DeTIL” and “NxACT” are our registered trademarks in the United States. The Nurix logo is our common law trademark. All other service marks, trademarks and trade names appearing in this Annual Report on Form 10-K are the property of their respective owners. Solely for convenience, the trademarks and tradenames referred to in this Annual Report on Form 10-K appear without the ® and ™ symbols, but those references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights, or the right of the applicable licensor to these trademarks and tradenames.
Additional Information
Nurix’s Internet website address is http://www.nurixtx.com. On our website, we make available, free of charge, our annual, quarterly and current reports, including amendments to such reports, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission (SEC). The SEC maintains a website at www.sec.gov that contains reports as well as other information regarding us and other companies that file materials with the SEC electronically.
Also available on our website is information relating to corporate governance at Nurix and our Board, including our Corporate Governance Guidelines; our Code of Business Conduct and Ethics (for our directors, officers and employees), and our Board Committee Charters. We will provide any of the foregoing information without charge upon written request to our Corporate Secretary, Nurix Therapeutics, Inc., 1700 Owens Street, Suite 205, San Francisco, CA 94158.
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

Table of Content
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
Our net loss was $180.4 million and $117.2 million for the fiscal years ended November 30, 2022 and 2021, respectively. As of November 30, 2022, we had an accumulated deficit of $401.3 million. To date, we have not generated any revenue from product sales and have financed our operations primarily through our collaborations and sales of our equity interests. We are in the early stages of development of our drug candidates. Our lead drug candidates, NX-2127, NX-1607, NX-5948 and DeTIL‑0255, are in the early stages of clinical development. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We anticipate that our operating expenses and capital expenditure requirements will increase substantially if and as we:
•increase enrollment in and further development of our Phase 1 clinical trials of our drug candidates NX-2127, NX-1607, NX-5948 and DeTIL-0255;
•submit investigational new drug applications (INDs) and initiate clinical trials of our other drug candidates;
•enter advanced clinical development and scale up external manufacturing capabilities to supply clinical trials;
•expand the capabilities of our DELigase platform and apply our DELigase platform to advance additional drug candidates into preclinical and clinical development;
•conduct process development for manufacturing of our DeTIL cell therapy products;
•seek marketing approvals for any drug candidates that successfully complete clinical trials;
•prepare for negotiations with the pricing authorities and submission to the health technology appraisal (HTA) bodies;
•ultimately establish a sales, marketing and distribution infrastructure and scale up external manufacturing capabilities to commercialize any products for which we may obtain marketing approval;
•expand, maintain and protect our intellectual property portfolio;
•hire additional clinical, regulatory, manufacturing, quality assurance and scientific personnel; and
•add operational, financial and management information systems and personnel to support our research, product development and future commercialization efforts and support our operations as a public company.
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

Table of Content
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
We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we conduct our Phase 1 clinical trials of NX-2127, NX-1607, NX-5948 and DeTIL-0255, grow our pipeline of drug candidates, expand the breadth of our DELigase platform, continue research and development and initiate additional clinical trials of and potentially seek marketing approval for our lead programs and other drug candidates. In addition, if we obtain marketing approval for any of our drug candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, reimbursement and sales and distribution. Furthermore, we expect to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we may be required to delay, limit, reduce or terminate our research, product development programs or any future commercialization efforts or grant rights to develop and market drug candidates that we otherwise would prefer to develop and market ourselves.
We had cash, cash equivalents and marketable securities of $373.0 million as of November 30, 2022. We believe that our existing cash, cash equivalents and marketable securities, will be sufficient to fund our operating expenses and capital expenditure requirements through at least the next 12 months. However, our future capital requirements and the period for which we expect our existing resources to support our operations may vary significantly from what we expect, and we may need to seek additional funds sooner than planned. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans. Our future capital requirements will depend on many factors, including:
•the progress, costs and results of our Phase 1 clinical trials for NX-2127, NX-1607, NX-5948, DeTIL‑0255 and any future clinical development of such drug candidates;
•the scope, progress, costs and results of preclinical and clinical development for our other drug candidates and development programs;
•the number and development requirements of other drug candidates that we pursue;
•the scope of, and costs associated with, future advancements to our DELigase platform;
•the scope of, and costs associated with, future preclinical development of our DeTIL cell therapy products;
•the success of our collaborations with Sanofi, Gilead and any other collaborations we may establish;
•the costs, timing and outcome of regulatory review of our drug candidates;
•the costs and timing of future commercialization activities, including product manufacturing, marketing, sales and distribution, for any of our drug candidates for which we receive marketing approval;
•the revenue, if any, received from commercial sales of our drug candidates for which we receive marketing approval;
•the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims; and
•our ability to establish additional collaboration arrangements with other biotechnology or pharmaceutical companies on favorable terms, if at all, for the development or commercialization of our drug candidates.

Table of Content
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
We commenced operations in 2009, and our operations to date have been limited to organizing and staffing our company, business planning, raising capital, conducting discovery and research activities, filing patent applications, identifying potential drug candidates, undertaking preclinical studies, establishing arrangements with third parties for the manufacture of initial quantities of our drug candidates and conducting early-stage clinical trials. Our lead drug candidates are in the early stages of clinical development and their risk of failure is high. We have not yet demonstrated our ability to successfully: complete any clinical trials, including large-scale, pivotal clinical trials; obtain marketing approvals; manufacture a commercial-scale product or arrange for a third party to do so on our behalf; or conduct market access, sales, marketing and distribution activities necessary for successful product commercialization. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history.
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
Risks Related to the Discovery and Development of Our Drug Candidates
We are early in our development efforts. Our lead drug candidates, NX-2127, NX-1607, NX-5948 and DeTIL-0255, are in the early stages of clinical development. If we are unable to advance our drug candidates through clinical development, develop, obtain regulatory approval for and commercialize our drug candidates or experience significant delays in doing so, our business may be materially harmed.
We are early in our development efforts. Our lead drug candidates, NX-2127, NX-1607, NX-5948 and DeTIL‑0255, recently entered clinical development and their risk of failure is high. We have invested substantially all of our efforts and financial resources in building our DELigase platform, in the identification and preclinical development of our current drug candidates and in the preparation for and initiation of Phase 1 clinical trials for our lead drug candidates. Our ability to generate revenue from product sales, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of one or more of our drug candidates. The success of our drug candidates will depend on several factors, including the following:
•sufficiency of our financial and other resources;
•successful completion of preclinical studies;

Table of Content
•successful submission of INDs or Clinical Trial Applications and initiation of clinical trials;
•successful patient enrollment in, and completion of, clinical trials;
•receipt and related terms of marketing approvals from applicable regulatory authorities;
•obtaining and maintaining patent and trade secret protection and regulatory exclusivity for our drug candidates as well as obtaining relevant exclusivity extensions (due to the conduct of pediatric studies);
•making arrangements with third-party manufacturers, or establishing manufacturing capabilities, for both clinical and commercial supplies of our drug candidates;
•achieving desirable therapeutic properties for our drug candidates’ intended indications;
•establishing sales, marketing and distribution capabilities and launching commercial sales of our products, if and when approved, whether alone or in collaboration with others;
•acceptance of our products, if and when approved, by patients, the medical community and third-party payors;
•obtaining and maintaining third-party coverage and adequate reimbursement;
•establishing a continued acceptable safety profile of the products and maintaining such a profile following approval; and
•effectively competing with other therapies.
If we do not successfully achieve one or more of these factors in a timely manner, or at all, we could experience significant delays or an inability to successfully commercialize our drug candidates, which could materially harm our business. Moreover, if we do not receive regulatory approvals, we may not be able to continue our operations.
In addition, we filed for and received an Innovation Passport designation for NX-1607 in the UK in February 2022. The Innovation Passport is the mandated entry point to the Innovative Licensing and Access Pathway (ILAP) in the UK to facilitate approval of and market access to an innovative medicine. Grant of the Innovation Passport paves the way for enhanced engagement with key stakeholders such as the Medicines and Healthcare products Regulatory Agency (MHRA), health technology agencies in the UK such as the National Institute for Health and Care Excellence (NICE) or the Scottish Medicines Consortium (SMC) and NHS England. However, although the goal of ILAP and the Innovation Passport is to reduce the time to market and enable earlier patient access, it does not accelerate conduct of clinical trials or mean that the regulatory requirements are less stringent, nor does it ensure that any NX-1607 marketing authority application (MAA) will be approved or that any approval will be granted within any particular timeframe. Despite receiving an Innovation Passport designation, we may decide to delay or forego the commercialization of NX-1607 in the UK or the development may otherwise not proceed.
One of our approaches to the discovery and development of drug candidates based on our targeted protein degradation platform is unproven, which makes it difficult to predict the time, cost of development and likelihood of successfully developing any products.
Treating diseases using targeted protein degradation is a new treatment modality. Our future success depends on the successful development of this novel therapeutic approach. Very few small molecule drug candidates designed to control cellular protein levels, such as our BTK degraders, have been tested in humans, none have been approved in the United States or Europe, and the data underlying the feasibility of developing these therapeutic products is both preliminary and limited. Discovery and development of targeted protein degraders that harness ligases to degrade protein targets have been impeded largely by the complexities and limited understanding of the functions, biochemistry and structural biology of E3 ligases as well as by challenges of engineering compounds that promote protein-protein interactions.
We believe that our targeted protein degrader drug candidates may offer an improved therapeutic approach by removing the disease-causing proteins instead of simply inhibiting their activities. However, the scientific research that forms the basis of our efforts to develop our targeted protein degrader drug candidates is ongoing and the scientific evidence to support the feasibility of developing targeted protein degrader-based therapeutic treatments is both preliminary and limited. Further, certain patients have shown inherent primary resistance to approved BTK inhibitors and other patients have developed acquired secondary resistance to these inhibitors. Both NX-2127 and NX-5948 degrade BTK with mutations that confer resistance to currently marketed BTK inhibitors, and we believe that preliminary data from our ongoing Phase 1 trial of NX-2127 may provide evidence of clinical benefit to patients with such resistance mutations. However, any inherent primary or acquired secondary resistance to our BTK degraders in patients would prevent or diminish their clinical benefit.

Table of Content
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
Additionally, the regulatory approval process for novel drug candidates such as ours can be more expensive and take longer than for other, better-known or extensively-studied drug candidates. Although other companies are also developing therapeutics based on targeted protein degradation, no regulatory authority has granted approval for any such therapeutic. As a result of these factors, it is more difficult for us to predict the time and cost of targeted protein degrader drug candidate development, and we cannot predict whether targeted protein degradation will result in the development and marketing approval of any products. Any development problems we experience in the future related to any of our targeted protein degrader research programs may cause significant delays or unanticipated costs or may prevent the development of a commercially viable product. Advancing our targeted protein degrader products creates significant challenges for us, including:
•educating medical personnel regarding the potential efficacy and safety benefits, as well as the challenges, of incorporating our drug candidates, if approved, into treatment regimens; and
•establishing the sales and marketing capabilities to gain market acceptance, if approved.
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
Our lead drug candidates are in the early stages of clinical development and their risk of failure is high. We are unable to predict when or if any of our drug candidates will prove effective or safe in humans or will receive marketing approval. Before obtaining marketing approval from regulatory authorities for the sale of any drug candidate, we must conduct extensive clinical trials to demonstrate the safety and efficacy of our drug candidates in humans. Before we can commence clinical trials for a drug candidate, we must complete extensive preclinical testing and studies that support our planned INDs in the United States or similar applications in other jurisdictions. We cannot be certain of the timely completion or outcome of our preclinical testing and studies and cannot predict if the FDA or similar regulatory authorities outside the United States will accept our proposed clinical programs or if the outcome of our preclinical testing and studies ultimately will support the further development of our programs.
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
We may experience numerous unforeseen events during, or as a result of, clinical trials, that could delay or prevent our ability to receive marketing approval or commercialize our drug candidates, including:
•we may experience delays in reaching, or may fail to reach, a consensus with regulators on trial design;
•the supply or quality of our drug candidates or other materials necessary to conduct clinical trials of our drug candidates may be insufficient or inadequate, including as a result of delays in the testing, validation, manufacturing and delivery of drug candidates to the clinical sites by us or by third parties with whom we have contracted to perform certain of those functions;
•we may experience delays in reaching, or may fail to reach, agreement on acceptable clinical trial contracts or clinical trial protocols with prospective trial sites;

Table of Content
•regulators or institutional review boards (IRBs) may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;
•we may receive feedback from regulatory authorities that requires us to modify the design of our clinical trials;
•we may face delays under human tissue act legislation and restrictions across various jurisdictions;
•we may experience difficulty in designing clinical trials and in selecting endpoints for diseases that have not been well-studied and for which the natural history and course of the disease is poorly understood;
•the selection of certain clinical endpoints may require prolonged periods of clinical observation or analysis of the resulting data;
•the number of patients required for clinical trials of our drug candidates may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate or participants may drop out of these clinical trials at a higher rate than we anticipate;
•our drug candidates may have undesirable side effects or other unexpected characteristics, causing us or our investigators, regulators or IRBs to suspend or terminate the trials;
•we may have to suspend or terminate clinical trials of our drug candidates for various reasons, including a partial or full clinical hold based on a finding that our drug candidates have undesirable side effects or other unexpected characteristics, or that the participants are being exposed to unacceptable health risks;
•our third-party contractors may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all;
•regulators or IRBs may require that we or our investigators suspend or terminate clinical trials for various reasons, including noncompliance with regulatory requirements;
•clinical trials of our drug candidates may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical trials or abandon product development programs;
•the cost of clinical trials of our drug candidates may be greater than we anticipate;
•the supply or quality of our drug candidates or other materials necessary to conduct clinical trials of our drug candidates may be insufficient or inadequate;
•regulators may revise the requirements for approving our drug candidates, or such requirements may not be as we anticipate;
•any future collaborators that conduct clinical trials may face any of the above issues and may also conduct clinical trials in ways they view as advantageous to them but that are suboptimal for us; and
•disruptions caused by macroeconomic, political and market conditions, including supply chain disruptions, may increase the likelihood that we encounter such difficulties or delays in initiating, enrolling, conducting or completing our planned and ongoing clinical trials.
In some instances, there can be significant variability in safety and efficacy results between different clinical trials of the same drug candidate due to numerous factors, including changes in trial protocols, differences in size and type of the patient populations, differences in and adherence to the dosing regimen and other trial protocols and the rate of dropout among clinical trial participants. We do not know whether any clinical trials we may conduct will demonstrate consistent or adequate safety and efficacy sufficient to obtain marketing approval to market our drug candidates.
If we are required to conduct additional clinical trials or other testing of our drug candidates beyond those that we currently contemplate, if we are unable to successfully complete clinical trials of our drug candidates or other testing, if the results of these trials or tests are not positive or are only modestly positive or if there are safety concerns, we may:
•be delayed in obtaining marketing approval for our drug candidates;
•not obtain marketing approval at all;
•obtain approval for indications or patient populations that are not as broad as intended or desired;
•obtain approval with labeling that includes significant use or distribution restrictions or safety warnings;
•be subject to additional post-marketing testing requirements or changes in the way the product is administered; or
•have the product removed from the market after obtaining marketing approval.

Table of Content
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
Further, cancer therapies sometimes are characterized as first-line, second-line or third-line, and the FDA often approves new therapies initially only for third-line or later use, meaning for use after two or more other treatments have failed. When cancer is detected early enough, first-line therapy, usually chemotherapy, hormone therapy, immunotherapy, radiation therapy, surgery, targeted therapy or a combination of these, is sometimes adequate to cure the cancer or prolong life without a cure. Second- and third-line therapies are administered to patients when prior therapy is not effective. Our current and planned clinical trials for our drug candidates NX-2127, NX-1607, NX-5948 and DeTIL-0255 are and will be with patients who have received one or more prior treatments. Subsequently, for those products that prove to be sufficiently beneficial, if any, we may seek approval potentially as a first-line therapy, but any drug candidates we develop, even if approved, may not be approved for first-line therapy, and, prior to any such approvals, we may have to conduct additional clinical trials.
If serious adverse events, undesirable side effects or unexpected characteristics are identified during the development of any drug candidates we may develop, we may need to abandon or limit our further clinical development of those drug candidates.
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
A potential risk in any protein modulation product is that healthy proteins or proteins not targeted for modulation will be modulated or that the modulation of the targeted protein in itself could cause adverse events, undesirable side effects or unexpected characteristics. It is possible that healthy proteins or proteins not targeted for modulation could be modulated by our drug candidates in any of our current or future preclinical studies or clinical trials. There also is the potential risk of delayed adverse events following treatment with our drug candidates.
If any drug candidates we develop are associated with serious adverse events, or undesirable side effects, or have characteristics that are unexpected, including in preclinical studies, we may need to abandon their development or limit development to certain uses or subpopulations in which the adverse events, undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective, any of which would have a material adverse effect on our business, financial condition, results of operations and prospects. For example, increased bleeding risk and cardiac arrhythmia such as atrial fibrillation have been reported side effects of approved BTK inhibitors. Furthermore, NX-1607 could activate the immune response to unsafe levels and may have the potential to induce hypercytokinemia, or cytokine storm, which is the overstimulation of immune cells and subsequent overproduction of their activating compounds. Many drug candidates that initially showed promise in early-stage testing for treating cancer or other diseases later have been found to cause side effects that prevented further clinical development of the drug candidates or limited their competitiveness in the market.

Table of Content
The results of preclinical studies and early-stage clinical trials may not be predictive of future results. Initial success in clinical trials may not be indicative of results obtained when these trials are completed or in later-stage trials.
The results of preclinical studies may not be predictive of the results of clinical trials, and the results of any early-stage clinical trials we commence may not be predictive of the results of the later-stage clinical trials. In addition, initial success in clinical trials may not be indicative of results obtained when such trials are completed. In particular, the small number of patients in our planned early clinical trials may make the results of these trials less predictive of the outcomes of later clinical trials. For example, even if successful, the results of our initial clinical trials for NX-2127, NX-1607, NX-5948 and DeTIL-0255 may not be predictive of the results of further clinical trials of these drug candidates or any of our other drug candidates. Moreover, preclinical and clinical data often are susceptible to varying interpretations and analyses, and many companies that have believed their drug candidates performed satisfactorily in preclinical studies and clinical trials nonetheless have failed to obtain marketing approval of their products. Our future clinical trials may not ultimately be successful or support further clinical development of any of our drug candidates. There is a high failure rate for drug candidates proceeding through clinical trials. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in clinical development even after achieving encouraging results in earlier studies and trials. Any such setbacks in our clinical development could materially harm our business, results of operations, financial condition and prospects.
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
We may not be able to initiate or continue clinical trials for our drug candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or similar regulatory authorities outside of the United States. In particular, we are currently conducting Phase 1 clinical trials for each of our four lead drug candidates: NX-2127, NX-1607, NX‑5948 and DeTIL-0255. We cannot predict how difficult it will be to enroll patients for these trials. Therefore, our ability to identify and enroll eligible patients for our NX-2127, NX-1607, NX-5948 and DeTIL-0255 clinical trials may be limited or may result in slower enrollment than we anticipate. In addition, some of our competitors have ongoing clinical trials for drug candidates that treat the same indications as our drug candidates, and patients who otherwise would be eligible for our planned clinical trials instead may enroll in clinical trials of our competitors’ drug candidates. Moreover, the size of the relevant patient populations for the diseases that our lead drug candidates target is small, and as more companies begin to focus attention and resources on drug candidates to treat the same indications as our drug candidates, we may experience delays or be unable to successfully recruit and enroll a sufficient number of eligible patients in our clinical trials. Patient enrollment is affected by other factors including:
•the severity of the disease under investigation;
•the size of the patient population and process for identifying patients;
•the availability and efficacy of approved medications for the disease under investigation;
•the eligibility criteria for the trial in question;
•the perceived risks and benefits of the drug candidates under study;
•the efforts to facilitate timely enrollment in clinical trials;
•physicians’ attitudes and practices with respect to clinical trial enrollment;
•the burden on patients due to inconvenient procedures;
•the ability to monitor patients adequately during and after treatment; and
•the proximity and availability of clinical trial sites for prospective patients.

Table of Content
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
We have established manufacturing relationships with a limited number of suppliers to manufacture raw materials and the drug substance of any drug candidate for which we are currently pursuing, or may in the future pursue, preclinical or clinical development. Our systems for complying with current good manufacturing practices (cGMPs), manufacturing process development with our third-party manufacturers and scale-up are at an early stage. The actual cost to manufacture and process our drug candidates could be greater than we expect and could materially and adversely affect the commercial viability of our drug candidates. Our third-party manufacturers may encounter difficulties in production, including contamination, equipment failure, improper installation or operation of equipment, vendor or operator error, inconsistency in yields, variability in product characteristics and difficulties in scaling the production process. Even minor deviations from normal manufacturing processes could result in reduced production yields, product defects and other supply disruptions. If any of our third-party manufacturers encounter such difficulties, our ability to provide supply of our current or future drug candidates for clinical trials, our ability to obtain marketing approval or our ability to provide supply of our drug candidates for patients, if approved, could be delayed or stopped.
We have limited experience with the development and manufacturing of adoptive cellular therapeutics, which is a relatively new and expanding category of therapeutics with unique development, manufacturing and regulatory risks.
We are exploring the use of T cell-enhancing compounds to improve the current industry-standard methods and technology for adoptive cellular therapies (ACTs) in both hematologic cancers and solid tumors. ACTs represent a class of immunotherapy in which T cells are isolated directly from patient tumors, as with TIL, or from patient blood with subsequent genetic modification to recognize specific antigens present on cancer cells, as with CAR-T therapies. These tumor-reactive T cells are then expanded and infused back into the patient. These cell therapy technologies are a relatively new and expanding category of therapeutics, with which we have limited experience. We may observe undesirable characteristics, such as cytokine storm, immunogenicity, infection or other adverse events. Additionally, because TIL and CAR-T therapies are manufactured on a patient-by-patient basis, they require extensive research and development and involve complex and costly manufacturing. Moreover, we anticipate that we will have to rely on third-party manufacturers to manufacture our ACT products for preclinical studies and clinical trials and if they fail to commence or complete, or experience delays in, manufacturing ACT products, our preclinical studies and clinical trials will be delayed. The FDA and other regulatory bodies also have limited experience with ACTs, which may result in regulatory delays. The regulatory pathway is complex and may take more time and be more expensive to pursue than the regulatory pathway for other established drug candidates. Moreover, the FDA regulatory pathway for our DeTIL and CAR-T programs is not clear and will be subject to further discussion with regulators, and the FDA may require us to file a Biologics License Application or other type of application for a combination product. Because this is a relatively new and expanding area, there are many uncertainties related to the appropriate regulatory pathway, development, manufacturing, marketing, reimbursement and commercial potential for these drug candidates, and we may never be successful in developing these therapeutics.

Table of Content
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
A key element of our strategy is to apply our DELigase platform to address a broad array of targets and new therapeutic areas. The therapeutic discovery activities we are conducting may not be successful in identifying drug candidates that are useful in treating hematologic cancers, immune-mediated diseases or any other diseases. Our research programs initially may show promise in identifying potential drug candidates, yet fail to yield drug candidates for clinical development for a number of reasons, including:
•the research methodology used may not be successful in identifying potential drug candidates;
•potential drug candidates may, on further study, be shown to have harmful side effects or other characteristics that indicate that they are unlikely to be drugs that will receive marketing approval or achieve market acceptance; or
•potential drug candidates may not be effective in treating their targeted diseases.
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
The development and commercialization of new drug products is highly competitive. Moreover, the biotechnology and pharmaceutical industries are characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary products. We face and will continue to face competition from third parties that use protein modulation, antibody therapy, ACT, inhibitory nucleic acid, gene editing or gene therapy development platforms and from companies focused on more traditional therapeutic modalities, such as small molecule inhibitors. The competition is likely to come from multiple sources, including major pharmaceutical, specialty pharmaceutical and biotechnology companies, academic institutions, government agencies and other public and private research institutions that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization.
We are aware of several biotechnology companies focused on developing small molecules that degrade target proteins including but not limited to Arvinas, Inc., BeiGene, Ltd., BioTheryX, Inc., C4 Therapeutics, Inc., Cullgen Inc., Foghorn Therapeutics Inc., Kymera Therapeutics, Inc. and Monte Rosa Therapeutics, all of which currently are in preclinical or clinical development. In addition, several large pharmaceutical companies have disclosed preclinical investments in this field, including Amgen Inc., AstraZeneca plc, Bayer AG, Bristol-Myers Squibb Company, Genentech, Inc., GlaxoSmithKline plc and Novartis International AG. Furthermore, we are aware of several biotech companies focused on developing tumor infiltrating lymphocyte (TIL) therapies for the treatment of cancer, including Instil Bio, Inc., Iovance Biotherapeutics, Inc., PACT Pharma, Inc. and Lyell Immunopharma, Inc.

Table of Content
Many of our current or potential competitors, either alone or with their collaboration partners, have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. Further, mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller or early-stage companies also may prove to be significant competitors, particularly through collaborative arrangements with large and established companies. All of these competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs. Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any products we may develop. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could prevent us from obtaining the orphan designation in the European Union (EU) and/or in the United Kingdom (UK) and result in our competitors establishing a strong market position before we are able to enter the market. In addition, our ability to compete may be affected in many cases by insurers or other third-party payors seeking to encourage the use of generic products. There are generic products currently on the market for certain of the indications that we are pursuing, and additional products are expected to become available on a generic basis over the coming years. If our drug candidates are approved, we expect that they will be priced at a significant premium over competitive generic products.
If we do not achieve our projected development goals in the time frames we expect and announce, the commercialization of our products may be delayed and, as a result, our stock price may decline.
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
Our estimated addressable markets and market opportunities for our drug candidates are based on a variety of inputs, including data published by third parties, our own market insights and internal market intelligence and internally generated data and assumptions. We have not independently verified any third-party information and cannot be assured of its accuracy or completeness. Market opportunity estimates, whether obtained or derived from third-party sources or developed internally, are subject to significant uncertainty and are based on assumptions and estimates that may prove not to be accurate. Although we believe our market opportunity estimates are reasonable, such information is inherently imprecise. In addition, our assumptions and estimates of market opportunities are necessarily subject to a high degree of uncertainty and risk due to a variety of factors, including but not limited to those described in this report. If this third-party or internally generated data prove to be inaccurate or if we make errors in our assumptions based on that data, our actual market may be more limited than we estimate it to be. In addition, these inaccuracies or errors may cause us to misallocate capital and other critical business resources, which could harm our business.

Table of Content
Risks Related to Dependence on Third Parties
We expect to depend on collaborations with third parties for the research, development, and commercialization of certain of the drug candidates we may develop. If any such collaborations are not successful, we may not be able to capitalize on the market potential of those drug candidates.
We have sought third-party collaborators for the research, development and commercialization of some of our targeted protein degrader programs. For example, in June 2019 we entered into a collaboration with Gilead and in December 2019 we entered into a collaboration with Sanofi, which was subsequently expanded and amended in January 2021. Both collaborations require us to conduct certain research activities. Our likely collaborators for any other collaboration arrangements include large and mid-size pharmaceutical companies, biotechnology companies and universities. These and any future arrangements with third parties limit our control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of any drug candidates we may seek to develop with them. Our ability to generate revenues from these arrangements will depend on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements. We cannot predict the success of any collaboration that we enter into.
Collaborations involving our research programs or any drug candidates we may develop, including our collaborations with Sanofi and Gilead, pose risks to us, including:
•Collaborators have significant discretion in determining the efforts and resources that they will apply to collaborations with us.
•Collaborators may not pursue development and commercialization of any drug candidates we may develop or may elect not to continue or renew development or commercialization programs based on clinical trial results, changes in the collaborator’s strategic focus or available funding or external factors such as an acquisition or business combination that diverts resources or creates competing priorities.
•Sanofi and Gilead have broad option rights to select up to five targets each for exclusive targeted protein degrader development, so long as not excluded by us under the terms of each collaboration, and may select targets we are considering but have not taken sufficient action to exclude under each collaboration.
•Collaborators may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial or abandon a drug candidate, repeat or conduct new clinical trials or require a new formulation of a drug candidate for clinical testing.
•Collaborators could develop independently, or develop with third parties, products that compete directly or indirectly with our products or drug candidates if the collaborators believe that competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours.
•Collaborators with marketing and distribution rights to one or more products may not commit sufficient resources to the marketing and distribution of such product or products.
•Collaborators may not properly obtain, maintain, enforce or defend our intellectual property or proprietary rights or may use our proprietary information in such a way that could jeopardize or invalidate our proprietary information or expose us to potential litigation. For example, Sanofi and Gilead have the first right to enforce or defend certain intellectual property rights under the applicable collaboration arrangement with respect to particular licensed programs, and although we may have the right to assume the enforcement and defense of such intellectual property rights if the collaborator does not, our ability to do so may be compromised by their actions.
•Disputes may arise between the collaborators and us that result in the delay or termination of the research, development or commercialization of our products or drug candidates or that result in costly litigation or arbitration that diverts management attention and resources.
•We may lose certain valuable rights under circumstances identified in our collaborations, including if we undergo a change of control. For example, Sanofi may terminate its agreement with us if we undergo a change of control.
•Collaborations may be terminated and, if terminated, may result in a need for additional capital to pursue further development or commercialization of the applicable drug candidates. For example, each of Sanofi and Gilead can terminate its agreement with us in its entirety or with respect to a specific target for convenience upon written notice or in connection with a material breach of the agreement by us that remains uncured for a specified period of time.

Table of Content
•Collaboration agreements may not lead to development or commercialization of drug candidates in the most efficient manner, or at all. For instance, if a present or future collaborator of ours were to be involved in a business combination, the continued pursuit and emphasis on our product development or commercialization program under such collaboration could be delayed, diminished or terminated.
If our collaborations do not result in the successful development and commercialization of products, or if one of our collaborators terminates its agreement with us, we may not receive any future research funding or milestone or royalty payments under the collaboration. If we do not receive the funding we expect under these agreements, our development of drug candidates could be delayed, and we may need additional resources to develop drug candidates. In addition, if one of our collaborators terminates its agreement with us, we may find it more difficult to find a suitable replacement collaborator or attract new collaborators, and our development programs may be delayed or the perception of us in the business and financial communities could be adversely affected. All of the risks relating to product development, marketing approval and commercialization described in this report apply to the activities of our collaborators.
We may in the future decide to collaborate with pharmaceutical and biotechnology companies for the development and potential commercialization of any drug candidates we may develop. These relationships may require us to incur non-recurring and other charges, increase our near- and long-term expenditures, issue securities that dilute the ownership interest of our existing stockholders, or disrupt our management and business. In addition, we could face significant competition in seeking appropriate collaborators, and the negotiation process is time-consuming and complex. Our ability to reach a definitive collaboration agreement will depend upon, among other things, our assessment of the proposed collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of several factors. If we license rights to any drug candidates we or our collaborators may develop, we may not be able to realize the benefit of such transactions if we are unable to successfully integrate them with our existing operations and company culture.
We may seek to establish additional collaborations. If we are not able to establish collaborations on commercially reasonable terms, we may have to alter our development and commercialization plans.
We plan to continue to selectively pursue collaborations with leading biopharmaceutical companies with development and commercial expertise and capabilities. We face significant competition in attracting appropriate collaborators to advance the development of any drug candidates for which we may seek a collaboration. Whether we reach a definitive agreement for a collaboration will depend upon, among other things, our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. Those factors may include the design or results of preclinical studies and clinical trials, the likelihood of approval by the FDA or other regulatory authorities, the potential market for the subject drug candidate, the costs and complexities of manufacturing and delivering such drug candidate to patients, the potential of competing products, uncertainty with respect to our ownership of technology (which can exist if there is a challenge to such ownership without regard to the merits of the challenge), the terms of any existing collaboration agreements and industry and market conditions generally. The collaborator also may have the opportunity to collaborate on other drug candidates or technologies for similar indications and will have to evaluate whether such a collaboration could be more attractive than one with us.
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
We may not be able to negotiate collaborations on a timely basis, on acceptable terms, or at all. If we are unable to do so, we may have to curtail the development of the drug candidate for which we are seeking to collaborate, reduce or delay its development program or one or more of our other development programs, delay its potential commercialization or reduce the scope of any sales or marketing activities or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to increase our expenditures to fund development or commercialization activities on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms, or at all. If we do not have sufficient funds, we may not be able to further develop our drug candidates or bring them to market and generate revenue from product sales, which could have an adverse effect on our business, financial condition, results of operations and prospects.

Table of Content
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
Our reliance on these CROs for research and development activities will reduce our control over these activities but will not relieve us of our responsibilities. For example, we will remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols in the applicable IND. Moreover, the FDA and other foreign regulators such as the EMA and the MHRA require compliance with standards, commonly referred to as GCPs, for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected.
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
We may be unable to establish agreements with CMOs or to do so on acceptable terms. Even if we are able to establish agreements with CMOs, reliance on them entails additional risks, including:
•reliance on the CMO for regulatory, compliance and quality assurance;
•the possible breach of the manufacturing agreement by the CMO;
•the possible misappropriation of our proprietary information, including our trade secrets and know-how; and
•the possible termination or nonrenewal of the agreement by the CMO at a time that is costly or inconvenient for us.
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

Table of Content
The facilities used by our contract manufacturers to manufacture our drug candidates must be approved by the FDA or the EMA or other national or international regulatory agencies pursuant to inspections that will be conducted after we submit our NDA to the FDA or our marketing authorization application (MAA) to the EMA or other regulatory authority. We do not have complete control over all aspects of the manufacturing process of, and are dependent on, our contract manufacturing partners for compliance with cGMP regulations for manufacturing both active drug substances and finished drug products. Third-party manufacturers may not be able to comply with cGMP regulations or similar regulatory requirements outside of the United States. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA, the EMA or comparable foreign regulatory bodies, they will not be able to secure and/or maintain approval for their manufacturing facilities. In addition, we do not have complete control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA, the EMA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our drug candidates or if such regulatory authority withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain marketing approval for or market our drug candidates, if approved.
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
Some of our suppliers may experience disruption to their respective supply chain due to the effects of macroeconomic conditions, including the COVID-19 pandemic, which could delay, prevent or impair our development or commercialization efforts.
We obtain certain chemical or biological intermediates in the synthesis of our drug candidates and NHPs for toxicology testing in countries affected by macroeconomic events and conditions, including inflation, increasing interest rates, increasing financial market volatility and uncertainty, the impact of war or military conflict, including the war in Ukraine, and public health pandemics, including the COVID-19 pandemic. If we are unable to obtain these chemical or biological intermediates or NHPs in sufficient quantity and in a timely manner due to disruptions in the global supply chain caused by macroeconomic events and conditions, including the COVID-19 pandemic, the development, testing and clinical trials of that drug candidate may be delayed or infeasible, and regulatory approval or commercial launch of any resulting product may be delayed or not obtained, which could significantly harm our business.
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

Table of Content
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
If any of our drug candidates receive marketing approval, they may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community. For example, ibrutinib is a well-established current treatment for CLL and other B-cell malignancies, and doctors may continue to rely on this and other treatments. If our drug candidates do not achieve an adequate level of acceptance, we may not generate significant revenue from product sales and we may not become profitable. The degree of market acceptance of our drug candidates, if approved for commercial sale, will depend on a number of factors, including:
•the efficacy and potential advantages compared to alternative treatments;
•the prevalence and severity of any side effects, in particular compared to alternative treatments;
•our ability to offer our products for sale at competitive prices;
•the convenience and ease of administration compared to alternative treatments;
•the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;
•the strength of marketing, sales and distribution support;
•the availability of third-party payor coverage and adequate reimbursement;
•the ability to secure a positive health technology appraisal (HTA) recommendation for the product to be prescribed and reimbursed under the national health system;
•the timing of any marketing approval in relation to other product approvals; and
•any restrictions on the use of our products together with other medications.
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
We currently expect that we may build our own focused, specialized sales and marketing organization to support the commercialization in the United States of drug candidates for which we receive marketing approval and which can be commercialized with such capabilities. There are risks involved with establishing our own sales and marketing capabilities. For example, recruiting and training a sales force is expensive and time-consuming and could delay any product launch. If the commercial launch of a drug candidate for which we recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, we would have incurred these commercialization expenses prematurely or unnecessarily. These efforts may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.
Factors that may inhibit our efforts to commercialize our products on our own include:
•our inability to recruit, train and retain adequate numbers of effective sales, marketing, reimbursement, customer service, medical affairs and other support personnel;
•the lack of complementary products to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines; and
•unforeseen costs and expenses associated with creating an independent sales and marketing organization.
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

Table of Content
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
Our ability to commercialize any drug candidates successfully also will depend in part on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from government healthcare programs, private health insurers, national health technology assessment authorities in Europe and other organizations, and if reimbursement and coverage is available, the level of reimbursement and coverage. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. A key focus in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. Increasingly, government authorities and third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. Coverage and reimbursement may not be available for any product that we commercialize and, even if these are available, the level of reimbursement may not be sufficient to cover our costs. Reimbursement may affect the demand for, or the price of, any drug candidate for which we obtain marketing approval. Obtaining and maintaining adequate reimbursement for our products may be difficult. We may be required to conduct expensive pharmacoeconomic studies to justify coverage and reimbursement or the level of reimbursement relative to other therapies. If coverage and adequate reimbursement are not available or reimbursement is available only to limited levels, we may not be able to successfully commercialize any drug candidate for which we obtain marketing approval.
There may be significant delays in obtaining coverage and reimbursement for newly approved drugs, and coverage may be more limited than the purposes for which the drug is approved by the FDA or similar regulatory authorities outside of the United States. Moreover, eligibility for coverage and reimbursement does not imply that a drug will be paid for in all cases, across the entire eligible patient population, as a first-line treatment or at a rate that covers our costs, including research, development, intellectual property, manufacture, sale and distribution expenses. Interim reimbursement levels for new drugs, if applicable, also may not be sufficient to cover our costs and may not be made permanent. Reimbursement rates may vary according to the use of the drug and the clinical setting in which it is used, may be based on reimbursement levels already set for lower cost drugs, may take into account comparative cost-effectiveness, in particular in European jurisdictions, and may be incorporated into existing payments for other services. Net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United States. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement policies. Our inability to promptly obtain coverage and adequate reimbursement rates from both government-funded and private payors for any approved products that we develop could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize products and our overall financial condition.
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
We face an inherent risk of product liability exposure related to the testing of our drug candidates in human clinical trials and will face an even greater risk if we commercially sell any products that we may develop. If we cannot successfully defend ourselves against claims that our drug candidates or products caused injuries, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:
•decreased demand for any drug candidates or products that we may develop;
•termination of clinical trials;
•withdrawal of marketing approval, recall, restriction on the approval or a “black box” warning or contraindication for an approved drug;

Table of Content
•withdrawal of clinical trial participants;
•significant costs to defend the related litigation;
•substantial monetary awards to trial participants or patients;
•loss of revenue;
•injury to our reputation and significant negative media attention;
•reduced resources of our management to pursue our business strategy; and
•the inability to commercialize any products that we may develop.
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
Our commercial success depends, in large part, on our ability to obtain and maintain patent and other intellectual property and proprietary protection in the United States and other countries with respect to our drug candidates and proprietary technology. We seek to protect our proprietary position by filing patent applications in the United States and abroad related to our novel technologies and drug candidates. If we are unable to obtain or maintain patent protection with respect to our proprietary drug candidates and technology or do not otherwise adequately protect our intellectual property, competitors and other third parties may be able to use our drug candidates and technologies and erode or negate any competitive advantage that we may have, which could have a material adverse effect on our business. Any disclosure to or misappropriation by third parties of our confidential proprietary information could enable competitors and other third parties to quickly duplicate or surpass our technological achievements, thus eroding our competitive position in our market. Moreover, the patent applications we own, co-own or license may fail to result in issued patents that cover our current and future drug candidates in the United States or in other foreign countries. Our patent applications cannot be enforced against third parties practicing the technology claimed in such applications unless, and until, a patent issues from such applications, and then only to the extent the issued claims cover the technology. If the patent applications we hold with respect to our development programs and drug candidates fail to issue, if their breadth or strength of protection is threatened or if they fail to provide meaningful exclusivity for our current and future drug candidates, it could have a material adverse effect on our ability to commercialize our drug candidates and our business.
To protect our proprietary positions, we file patent applications in the United States and other countries related to our novel technologies and drug candidates that are important to our business. The patent application and prosecution process is expensive, complex and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications in all potential jurisdictions at a reasonable cost or in a timely manner. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. We may not be able to obtain or maintain patent applications and patents due to the subject matter claimed in such patent applications and patents being in the public domain. It is possible that defects of form in the preparation or filing of our patents or patent applications may exist, or may arise in the future, such as with respect to proper priority claims, inventorship, claim scope or patent term adjustments, and it is possible that we may be unable to correct such defects. If any current or future licensors or licensees are not fully cooperative or disagree with us as to the prosecution, maintenance or enforcement of any patent rights, such patent rights could be compromised and we might not be able to prevent third parties from making, using and selling competing products. If there are material defects in the form or preparation of our patents or patent applications, such patents or applications may be invalid and unenforceable. Moreover, our competitors and other third parties may independently develop equivalent knowledge, methods and know-how, or design around our claimed subject matter. Any of these outcomes could impair our ability to prevent competition from third parties.

Table of Content
The patent position of biotechnology and pharmaceutical companies generally is highly uncertain, involves complex legal and factual questions and has in recent years been the subject of much litigation. In addition, the protections offered by laws of different countries vary and the laws of foreign countries may not protect our rights to the same extent as the laws of the United States. For example, European patent law and jurisprudence restricts the patentability of methods of treatment of the human body more than United States law does. No consistent policy regarding the breadth of claims allowed in biotechnology and pharmaceutical patents has emerged to date in the United States or in many foreign jurisdictions. In addition, the determination of patent rights with respect to pharmaceutical compounds and technologies commonly involves complex legal and factual questions, which have in recent years been the subject of much litigation. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights, whether owned or in-licensed, are highly uncertain.
We may not be aware of all third-party intellectual property rights potentially relating to our current and future drug candidates. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions typically are not published until 18 months after filing, or in some cases not at all. Therefore, we cannot know with certainty whether we were the first to make the inventions claimed in our patents or pending patent applications, or that we or our licensors were the first inventors to file for patent protection of such inventions. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights are highly uncertain. Our pending and future patent applications, whether owned or in-licensed, may not result in patents being issued that protect our technology or drug candidates, in whole or in part, or that effectively prevent others from commercializing competitive technologies and products. Changes in either the patent laws or interpretation of the patent laws in the United States and other countries may diminish the value of our patents or narrow the scope of our patent protection. Moreover, we may be subject to a third-party submission of prior art to the USPTO challenging the validity of one or more claims of our owned or licensed pending patent applications, precluding the granting of a patent based on one of our owned or licensed pending patent applications. We may become involved in opposition, derivation, reexamination, inter partes review, post-grant review or other post-grant proceedings, in the United States or elsewhere, challenging our or our licensors’ patent rights or the patent rights of others. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology or drug candidates and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights, which could significantly harm our business and results of operations. Such challenges may result in loss of patent rights, exclusivity or freedom to operate, or in patent claims being narrowed, invalidated or held unenforceable, in whole or in part, which could limit our ability to stop others from using or commercializing similar or identical technology and drug candidates, or limit the duration of the patent protection of our technology and drug candidates. Such proceedings also may result in substantial cost and require significant time from our scientific personnel and management, even if the eventual outcome is favorable to us. In addition, any threat to the breadth or strength of protection provided by our patents and patent applications could dissuade companies from collaborating with us to license, develop or commercialize current or future drug candidates.
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
While the issuance of a patent creates a presumption of validity of the patent, it is not conclusive as to its inventorship, scope, validity or enforceability, and our patents may be challenged in the courts or patent offices in the United States and abroad. Such challenges may result in loss of exclusivity or freedom to operate or in patent claims being narrowed, invalidated or held unenforceable, in whole or in part, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our technology and products. Given the amount of time required for the development, testing and regulatory review of new drug candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours. Any of the foregoing could have a material adverse effect on our business.

Table of Content
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
Even if we are able to obtain patent protection for our drug candidates, the life of such protection is limited, and third parties could develop and commercialize products and technologies similar or identical to ours and compete directly against us after the expiration of our patent rights and our ability to successfully commercialize any product or technology would be materially adversely affected.
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
Given the amount of time required for the development, testing and regulatory review of new drug candidates, patents protecting such drug candidates might expire before or shortly after such drug candidates are commercialized. As a result, our patents and patent applications may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours. Even if we believe we are eligible for certain patent term extensions, there can be no assurance that the applicable authorities, including the FDA and the USPTO in the United States and national patent offices in Europe, and any equivalent regulatory authority in other countries, will agree with our assessment of whether such extensions are available, and such authorities may refuse to grant extensions to our patents, or may grant more limited extensions than we request. Upon the expiration of patents that may issue from our pending patent applications, we will not be able to assert such patent rights against potential competitors and other third parties, which would materially adversely affect our business, financial condition, results of operations and prospects.
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

Table of Content
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
Numerous third-party U.S. and non-U.S. issued patents exist in the area of biotechnology, including in the area of targeted protein degraders and including patents owned or controlled by our competitors. There is considerable and complex intellectual property litigation in the biotechnology and pharmaceutical industries, as well as administrative proceedings for challenging patents, including interference, reexamination and inter partes review proceedings before the USPTO and oppositions and other comparable proceedings in foreign jurisdictions. We may in the future become party to, or be threatened with, adversarial proceedings or litigation regarding intellectual property rights with respect to our drug candidates, future drug candidates and technology, including interference, derivation, reexamination or inter partes review proceedings before the USPTO. Our competitors or other third parties may assert infringement claims against us based on existing patents or patents that may be granted in the future and claims may also come from competitors or other third parties against whom our own patent portfolio may have no deterrent effect. The outcome of intellectual property litigation is subject to uncertainties that cannot be adequately quantified in advance. Other parties may allege that our drug candidates or the use of our technologies infringe patent claims or other intellectual property rights held by them or that we are employing their proprietary technology without authorization.
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

Table of Content
Patent and other types of the intellectual property litigation can involve complex factual and legal questions, and their outcome is uncertain. If we are found, or believe there is a risk we may be found, by a court of competent jurisdiction to infringe, misappropriate or otherwise violate a third party’s intellectual property rights, we could be required or may choose to obtain a license from such third party to continue developing and marketing our products and technology. However, we may not be able to obtain any such license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors and other third parties access to the same technologies licensed to us, and it could require us to make substantial licensing, royalty or other payments. Without such a license, we could be forced, including by court order, to cease using, producing or commercializing the infringing technology or drug candidate. In addition, we could be found liable for monetary damages, which could be significant, including treble damages and attorneys’ fees if we are found to have willfully infringed a patent or other intellectual property right. A finding of infringement could prevent us from producing or commercializing our drug candidates or future drug candidates or force us to cease some of our business operations, which could materially harm our business. Alternatively, we may need to redesign our infringing products, which may be impossible or require substantial time and monetary expenditure, including due to any additional or separate regulatory approval to which the redesigned products may be subject by regulatory authorities. If we lose a foreign patent lawsuit alleging our infringement of a competitor’s patents, we could be prevented from marketing our therapeutics in one or more foreign countries and/or be required to pay monetary damages for infringement or royalties in order to continue marketing. Claims that we have misappropriated the confidential information, trade secrets or other intellectual property of third parties could have a similar negative impact on our business. Any of these outcomes would have a material adverse effect on our business.
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

Table of Content
Even if resolved in our favor, litigation or other legal proceedings relating to intellectual property claims may be time-consuming, cause us to incur significant expenses and could distract our technical and management personnel from their normal responsibilities and ongoing business operations. If we are unable to avoid infringing the patent rights of others, we may be required to seek a license, defend an infringement action or challenge the validity of the patents in court, or redesign our future products or processes. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock. Such litigation or proceedings could substantially increase our operating losses and reduce the resources available for development activities or any future sales, marketing or distribution activities. Unlike some of our larger competitors and other third parties, we may not have sufficient financial or other resources to conduct such litigation or proceedings adequately. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation or administrative proceedings, there is a risk that some of our confidential information could be compromised by disclosure. Uncertainties resulting from the litigation of patent litigation and other proceedings could delay our research and development efforts, adversely affect our ability to raise additional funds and could limit our ability to continue our operations. Any of the foregoing could have a material adverse effect on our business.
We may be subject to claims by third parties asserting that we or our employees, consultants, contractors or advisors have misappropriated, wrongfully used or disclosed alleged trade secrets or other intellectual property, or claiming ownership of what we regard as our own intellectual property.
We employ individuals who were previously employed at universities as well as other biotechnology or pharmaceutical companies, including our competitors or potential competitors. We have received confidential and proprietary information from collaborators, prospective licensees and other third parties. Although we try to ensure that our employees, consultants and advisors do not improperly use the proprietary information or know-how of others in their work for us, we may be subject to claims that these individuals or we have inadvertently or otherwise improperly used or disclosed intellectual property, including trade secrets or other proprietary information, of any such individual’s former employer. We also may in the future be subject to claims that we have caused such individual to breach the terms of his or her non-competition or non-solicitation agreement or from former employers or other third parties claiming to have an ownership interest in our patents or other intellectual property. Litigation may be necessary to defend against these claims. We may not be successful in defending these claims, and if we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights, such as exclusive ownership of, or right to use, valuable intellectual property. In addition, we may lose personnel as a result of such claims and any such litigation or the threat thereof may adversely affect our ability to hire employees or contract with independent contractors. A loss of key personnel or their work product could hamper or prevent our ability to commercialize our drug candidates, which would have a material adverse effect on our business, results of operations, financial condition and prospects. Even if we are successful, litigation could result in substantial cost and reputational loss and be a distraction to our management and other employees.
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

Table of Content
We may become involved in lawsuits to protect or enforce our patents, the patents of our licensors, or other intellectual property, which could be expensive, time-consuming and unsuccessful.
Competitors or other third parties may infringe our patents, the patents of our licensors or other intellectual property. To counter infringement or unauthorized use, we may be required to file infringement claims, which, regardless of merit, can be expensive, time-consuming, unpredictable and divert the time and attention of our management and scientific personnel. Any claims we assert against perceived infringers could provoke those parties to assert counterclaims against us alleging that we infringe their patents or other intellectual property. In addition, in a patent infringement proceeding, a court may decide that a patent of ours or our licensors is invalid or unenforceable, in whole or in part, construe the patent’s claims narrowly or refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question. Grounds for a validity challenge could include an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, written description, non-enablement or failure to claim patent-eligible subject matter. Grounds for an unenforceability assertion could include an allegation that someone connected with prosecution of the patent withheld information material to patentability from the USPTO, or made a misleading statement, during prosecution. Third parties also may raise similar claims before administrative bodies in the United States or abroad, even outside the context of litigation. Such mechanisms include reexamination, post-grant review, inter partes review, interference proceedings, derivation proceedings and equivalent proceedings in foreign jurisdictions. Such proceedings could result in the revocation or cancellation of or amendment to our patents in such a way that they no longer cover our drug candidates or prevent third parties from competing with our drug candidates. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which the patent examiner and we or our licensing partners were unaware during prosecution. If a third party were to prevail on a legal assertion of invalidity or unenforceability, we could lose at least part, and perhaps all, of the patent protection on our drug candidates. An adverse result in any litigation or proceeding involving our patents or patent applications may put one or more of our patents at risk of being invalidated, held unenforceable or interpreted narrowly.
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
We may not be able to pursue or guarantee protection of our intellectual property rights in jurisdictions outside the United States.
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

Table of Content
Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, may not favor the enforcement of patents, trade secrets and other intellectual property protection, particularly those relating to biotechnology products, which could make it difficult for us to stop the infringement of our patents, if pursued and obtained, or marketing of competing products in violation of our proprietary rights generally. Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.
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
Periodic maintenance, renewal and annuity fees and various other government fees on any issued patent are due to be paid to the USPTO and patent offices in foreign countries in several stages over the lifetime of the patent. The USPTO and patent offices in various foreign countries require compliance with a number of procedural, documentary, fee payment and other similar requirements during the patent application process and throughout the life of a granted patent. Although an inadvertent lapse can in many cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of a patent or patent rights in the relevant jurisdiction. Non-compliance events that could result in abandonment or lapse of a patent or patent application include, but are not limited to, failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. In such an event, our competitors or other third parties might be able to enter the market, which would have a material adverse effect on our business.
If we are unable to protect the confidentiality of our trade secrets, our business and competitive position would be harmed.
In addition to seeking patents for some of our technology and drug candidates, we also rely on trade secrets, including unpatented know-how, technology and other proprietary information, and confidentiality agreements to maintain our competitive position. However, trade secrets can be difficult to protect. We seek to protect our trade secrets, proprietary technology and processes, in part, by entering into non-disclosure and confidentiality agreements with parties who have access to them, such as our employees, corporate collaborators, outside scientific collaborators, CROs, contract manufacturers, consultants, advisors and other third parties. We also enter into confidentiality and invention or patent assignment agreements with our employees and consultants. Monitoring unauthorized uses and disclosures of our intellectual property is difficult, and we do not know whether the steps we have taken to protect our intellectual property will be effective. Despite these efforts, any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is expensive, time-consuming and difficult to prove and the outcome is unpredictable. In addition, some courts inside and outside of the United States may be less willing or unwilling to protect trade secrets. As a result, we could lose our trade secrets and third parties could use our trade secrets to compete with our drug candidates and technology.
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

Table of Content
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
The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations and may not adequately protect our business or permit us to maintain our competitive advantage. For example:
•others may be able to make products that are similar to any drug candidates we may develop or utilize similar technology but that are not covered by the claims of the patents that we own or license now or in the future, or may develop drug candidates for the diseases our drug candidates seek to treat that do not infringe on our intellectual property rights, but which perform better or are more successful than our drug candidates;
•drug candidates utilizing issued patents and other intellectual property that we hold may prove to be ineffective for their intended treatment or we may not obtain regulatory approval for such drug candidates;
•we, or our current or future license partners or collaborators, might not have been the first to make the inventions covered by the issued patent or pending patent application that we own or license now or in the future;
•we, or our current or future license partners or collaborators, might not have been the first to file patent applications covering certain of our or their inventions;
•others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing our owned or licensed intellectual property rights;
•it is possible that our pending owned patent applications or those that we may own or license in the future will not lead to issued patents;
•issued patents that we may hold rights to in the future may be held invalid or unenforceable, including as a result of legal challenges by our competitors;
•our competitors might conduct research and development activities in countries where we do not have patent rights and then use the information learned from such activities to develop competitive products for sale in our major commercial markets;
•we may not develop additional proprietary technologies that are patentable; and
•we may choose not to file a patent in order to maintain certain trade secrets or know-how, and a third party may subsequently file a patent covering such intellectual property.
Should any of these events occur, they could have a material adverse effect on our business, financial condition, results of operations and prospects.
Risks Related to Regulatory Approval and Marketing of Our Drug Candidates
The regulatory approval process of the FDA and other national or European regulators is lengthy, time-consuming and inherently unpredictable, and if we are ultimately unable to obtain marketing approval for our drug candidates, our business will be substantially harmed.
The time required to obtain approval by the FDA and other national or European regulators is unpredictable but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval policies, regulations or the type and amount of clinical data necessary to gain approval may change during the course of a drug candidate’s clinical development and may vary among jurisdictions. We have not obtained marketing approval for any drug candidate and it is possible that none of our existing drug candidates, or any drug candidates we may seek to develop in the future, will ever obtain marketing approval.
Our drug candidates could be delayed or fail to receive marketing approval for many reasons, including the following:
•the FDA may disagree with our interpretation of data from preclinical studies or clinical trials;
•the FDA may disagree with the design or implementation of our planned clinical trials;

Table of Content
•data collected from clinical trials of our drug candidates may not be sufficient to support the submission of an NDA to the FDA or other submissions necessary to obtain marketing approval in the United States;
•we may be unable to demonstrate to the satisfaction of the FDA that a drug candidate is safe and effective for its proposed indication;
•the results of clinical trials may not meet the level of statistical significance required by the FDA for approval;
•we may be unable to demonstrate that our drug candidates’ clinical and other benefits outweigh their safety risks;
•the FDA may find deficiencies with or fail to approve the manufacturing processes or facilities of third-party manufacturers with which we contract for clinical and commercial supplies; and
•the approval policies or regulations of the FDA may significantly change in a manner rendering our clinical data insufficient for approval.
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

Table of Content
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
Moreover, Congress is considering potential changes to the Accelerated Approval Program that could impact our ability to obtain Accelerated Approval, or increase the burdens associated with postmarketing requirements in the event we do obtain Accelerated Approval. In particular, the FDA must specify certain conditions for required postapproval studies for products that receive Accelerated Approval, which may include enrollment targets and milestones, including the target date for study completion, by the time the drug is approved. The FDA may also require postapproval studies to be underway at the time of Accelerated Approval or within a specified time period following Accelerated Approval for such drugs, and must explain any instances where it does not require such studies.
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

Table of Content
The UK’s exit from the EU continues to create political and economic uncertainty, particularly in the UK and the EU. The UK is now being treated as a ‘third country’ by the EU. Although UK legislation has retained existing EU law, new UK legislation is being drafted and the UK has not retained new EU law, including the Clinical Trials Regulation (EU) No 536/2014. This means that some regulatory activities, such as batch testing and Qualified Person certification, conducted in Great Britain are no longer recognized in the EU; although the UK accepts the batch testing data carried out in many third countries with recognized equivalent high standards to avoid delays and supply disruption due to re-testing. However, the UK and EU have concluded a Trade and Cooperation Agreement (TCA), which has been approved by the UK Parliament, European Council and European Parliament and has limited the disruption to the supply of medicines, particularly by enabling tariff and quota-free trade between the UK and the EU (provided that the rules of origin requirements are met), and has streamlined some issues, for example by enabling mutual recognition of cGMP inspections and certificates. The regulatory framework for medicines that existed before the end of the transition period has also effectively been preserved in UK domestic legislation as ‘retained EU law.’ By retaining a snapshot of EU legislation at its core, the UK has prevented substantial divergence in the regulation of medicines (although divergence has appeared in some areas). However, some changes to the UK legislation have been immediately necessary, including the implementation of the Northern Ireland Protocol (NIP), pursuant to which, the EU pharmaceutical legal framework acquis continues to apply in Northern Ireland (subject to periodic consent of the Northern Ireland Legislative Assembly), and only products compliant with EU law can be placed in the Northern Ireland market—adding an extra layer of regulatory complexity. As a result, companies now need to comply with a separate UK regulatory legal framework in order to commercialize medicinal products in Great Britain (namely, England, Wales and Scotland, as EU law continues to apply in Northern Ireland). The UK government has attempted to renegotiate fundamental aspects of the NIP so this is an unpredictable area for companies in the near future. Failed attempts to renegotiate the NIP have led to media reports of the UK potentially triggering Article 16 of the NIP, a safeguarding measure, that may be engaged unilaterally if the application of the NIP leads to serious economic, societal or environmental difficulties that are liable to persist, or to diversion of trade. The UK government has introduced the Northern Ireland Protocol Bill which, if enacted into law, would enable the government to unilaterally disapply parts of the NIP which may lead to changes to the regulatory environment in Northern Ireland, and may trigger retaliatory measures against the UK by the European Union. The TCA allows for future deviation from the current regulatory framework and it is not known if and/or when any deviations may occur, which may have an impact on development, manufacture, marketing authorization, commercial sales and distribution of pharmaceutical products. It is also important to note that obtaining a marketing authorization is not sufficient to gain effective access to the market in the EU and in the UK; companies still need to agree to a reimbursement price for the products and in some jurisdictions, such as the UK and Germany, a further positive recommendation from health technology on cost-effectiveness is required for the products to be actually prescribed and reimbursed by the respective national health systems (see “—Governments outside of the United States tend to impose strict price controls, which may adversely affect our revenues from the sales of drugs,” below). If we fail to comply with the regulatory requirements in international markets and thus do not receive applicable marketing approvals, our target market will be reduced, our ability to realize the full market potential of our drug candidates will be harmed and our business will be adversely affected. We may not obtain foreign regulatory approvals on a timely basis, or at all. Our failure to obtain approval of any of our drug candidates by regulatory authorities in another country may significantly diminish the commercial prospects of that drug candidate and our business prospects could decline.
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
In addition, manufacturers of approved products and those manufacturers’ facilities are required to comply with extensive FDA, EMA, MHRA and other regulatory requirements, including ensuring that quality control and manufacturing procedures conform to cGMPs, which include requirements relating to quality control and quality assurance, as well as the corresponding maintenance of records and documentation and reporting requirements. We, our third-party manufacturers, and any collaborators and their third-party manufacturers could be subject to periodic unannounced inspections by the FDA and other regulatory agencies to monitor and ensure compliance with cGMPs.
Accordingly, assuming we, or any collaborators, receive marketing approval for one or more of our drug candidates, we, any collaborators, and our respective third-party manufacturers will continue to expend time, money and effort in all areas of regulatory compliance, including manufacturing, production, product surveillance and quality control.

Table of Content
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
Any drug candidate for which we, or any collaborators, obtain marketing approval, as well as the manufacturing processes, post-approval clinical data, labeling, advertising and promotional activities for such product, will be subject to continual requirements of and review by the FDA, EMA, the MHRA and other regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, registration and listing requirements, cGMP requirements relating to manufacturing, quality control, quality assurance and corresponding maintenance of records and documents, requirements regarding the distribution of samples to physicians, tracking and tracing, serialization, postmarket adverse event reporting and recordkeeping. Even if marketing approval of a drug candidate is granted, the approval may be subject to limitations on the indicated uses for which the product may be marketed or to the conditions of approval, including the requirement to implement REMS. New cancer drugs frequently are indicated only for patient populations that have not responded to an existing therapy or have relapsed. If any of our drug candidates receive marketing approval, the accompanying label may limit the approved use of our drug in this way, which could limit sales of the product.
Clinical trials of our drug candidates must be conducted in carefully defined subsets of patients who have agreed to enter into clinical trials. Consequently, it is possible that our clinical trials, or those of any future collaborator, may indicate an apparent positive effect of a drug candidate that is greater than the actual positive effect, if any, or alternatively fail to identify undesirable side effects. If one or more of our drug candidates receives marketing approval and we, or others, discover that the drug is less effective than previously believed or causes undesirable side effects that were not previously identified, a number of potentially significant negative consequences could result, including:
•regulatory authorities may withdraw their approval of the drug or seize the drug;
•we, or any future collaborators, may be required to recall the drug, change the way the drug is administered or conduct additional clinical trials;
•additional restrictions may be imposed on the marketing of, or the manufacturing processes for, the particular drug;
•we may be subject to fines, injunctions or the imposition of civil or criminal penalties;
•regulatory authorities may require the addition of labeling statements, such as a “black box” warning or a contraindication;
•we, or any future collaborators, may be required to create a Medication Guide outlining the risks of the previously unidentified side effects for distribution to patients;
•we, or any future collaborators, could be sued and held liable for harm caused to patients;
•the drug may become less competitive in the marketplace; and
•our reputation may suffer.
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

Table of Content
In addition, later discovery of previously unknown side effects or other problems with our products or their manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may yield various results, including:
•restrictions on such products, manufacturers or manufacturing processes;
•restrictions and warnings on the labeling or marketing of a product;
•restrictions on product distribution or use;
•requirements to conduct post-marketing studies or clinical trials;
•warning letters or untitled letters;
•withdrawal of the products from the market;
•refusal to approve pending applications or supplements to approved applications that we submit;
•recall of products;
•fines, restitution or disgorgement of profits or revenues;
•suspension or withdrawal of marketing approvals;
•suspension of any ongoing clinical trials;
•damage to relationships with any potential collaborators;
•unfavorable press coverage and damage to our reputation;
•refusal to permit the import or export of our products;
•product seizure;
•injunctions or the imposition of civil or criminal penalties; or
•litigation involving patients using our products.
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

Table of Content
If we decide to seek Orphan Drug Designation or other designations from regulators for any of our current or future drug candidates, we may be unsuccessful or may be unable to maintain the benefits associated with these designations, including the potential for supplemental market exclusivity associated with an Orphan Drug Designation.
We may seek Orphan Drug Designation or other designations from regulators for one or more of our current or future drug candidates. Regulatory authorities in some jurisdictions, including the United States, EU and European Economic Area (EEA), Switzerland and the UK, may designate drugs or biological products for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may grant orphan designation to a drug or biological product intended to treat a rare disease or condition, defined as a disease or condition with a patient population of fewer than 200,000 in the United States, or a patient population greater than 200,000 in the United States when there is no reasonable expectation that the cost of developing and making available the drug in the United States will be recovered from sales in the United States for that drug or biological product. In the United States, Orphan Drug Designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user-fee waivers. After the FDA grants Orphan Drug Designation, the identity of the drug or biological product and its potential orphan use are disclosed publicly by the FDA. Orphan Drug Designation does not convey any advantage in, or shorten the duration of, the regulatory review process.
If a product that has Orphan Drug Designation subsequently receives the first FDA approval for the disease for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications, including an NDA or BLA, to market the same drug or biological product for the same indication for seven years, except in limited circumstances such as a showing of clinical superiority to the product with orphan drug exclusivity or if the FDA finds that the holder of the orphan drug exclusivity has not shown that it can assure the availability of sufficient quantities of the orphan drug to meet the needs of patients with the disease or condition for which the biological product was designated. As a result, even if one of our drug candidates receives orphan exclusivity, the FDA can still approve or license other drugs or biological products for use in treating the same indication or disease. Further, the FDA can waive orphan exclusivity if we are unable to manufacture sufficient supply of our product.
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
In order to obtain orphan designation in the EEA, the product must fulfill certain criteria. Under Article 3 of Regulation (EC) 141/2000, a medicinal product may be designated as an orphan medicinal product if it meets the following criteria: (1) it is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition; (2) either the prevalence of such condition must not be more than five in 10,000 persons in the EU when the application is made, or without the benefits derived from orphan status, it must be unlikely that the marketing of the medicine would generate sufficient return in the EU to justify the investment needed for its development; and (3) there exists no satisfactory method of diagnosis, prevention or treatment of such condition authorized for marketing in the EU or if such a method exists, the product will be of significant benefit to those affected by the condition, as defined in Regulation (EC) 847/2000.
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

Table of Content
There are also three exceptions to the orphan market exclusivity principle. Marketing authorization may be granted to a similar medicinal product for the same orphan therapeutic indication if:
•the second applicant can establish in its application that its medicinal product, although similar to the orphan medicinal product already authorized, is safer, more effective or otherwise clinically superior;
•the holder of the marketing authorization for the original orphan medicinal product consents to a second orphan medicinal product application; or
•the holder of the marketing authorization for the original orphan medicinal product cannot supply sufficient quantities of orphan medicinal product.
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
It is important to note that the regulatory protection afforded to medicinal products such as data exclusivity, marketing protection, market exclusivity for orphan indications and pediatric extension are currently under review at the EU level. It is expected that the protection currently afforded in the EU will be reduced in the years to come and the new EU legislative proposal is expected to be published by the European Commission in the second calendar quarter of 2023, although this timeline may be further prolonged.
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

Table of Content
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
Where an applicant for a marketing authorization submits a full dossier containing its own pharmaceutical, preclinical tests and clinical trials data, and where the application does not fall within the ‘global marketing authorization’ of an existing medicinal product, the applicant is entitled to eight years of regulatory data protection upon grant of the marketing authorization (the period starts to run from the first marketing authorization in the EU and EEA). During this period, applicants for approval of generics or biosimilars cannot rely on data contained in the marketing authorization dossier submitted for the already authorized, or reference, medicinal product to support their application. After the expiration of the eight-year period of regulatory data protection, the reference medicinal product benefits from a further two-year period of marketing protection. During these two years of marketing protection, no generic or biosimilar medicinal product that relies upon the reference medicinal product’s dossier may be placed on the EU market, but a generic or biosimilar marketing authorization application can be submitted to the competent regulatory authorities in the EU Member States during this time. The two-year period of marketing protection can further be extended by one year if, during the first eight years of the grant of the first marketing authorization, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies. However, even if a compound is considered to be a new active substance and the innovator is able to gain the period of regulatory data protection and marketing protection, provided that no other IP or regulatory exclusivities applied, another unrelated company could also apply for a marketing authorization and market another competing medicinal product for the same therapeutic indication if such company obtained its own marketing authorization based on a separate marketing authorization application based on a full self-standing scientific data package supporting the application. The period of regulatory data protection and marketing protection applies in the UK (running from the date of the first authorization in Great Britain).
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

Table of Content
Applicable U.S. federal and state and non-U.S. healthcare laws and regulations include the following:
•the federal Anti-Kickback Statute, a criminal law, which prohibits, among other things, persons and entities from knowingly and willfully offering, paying, soliciting or receiving any remuneration, directly or indirectly, in cash or in kind, to induce or reward purchasing, leasing, ordering, or arranging for, referring, or recommending the purchase, lease or order of any good or service for which payment may be made, in whole or in part, under federal healthcare programs such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. Violations of the federal Anti-Kickback Statute can result in significant civil monetary penalties and criminal fines, as well as imprisonment and exclusion from participation in federal healthcare programs;
•the federal civil False Claims Act, which may be enforced through civil whistleblower or qui tam actions and imposes significant civil penalties, treble damages and potential exclusion from federal healthcare programs against individuals or entities for, among other things, knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or for making a false record or statement material to an obligation to pay the federal government or for knowingly and improperly avoiding, decreasing or concealing an obligation to pay money to the federal government. Further, a violation of the federal Anti-Kickback Statute can serve as a basis for liability under the federal civil False Claims Act. There is also the federal Criminal False Claims Act, which is similar to the federal Civil False Claims Act and imposes criminal liability on those that make or present a false, fictitious or fraudulent claim to the federal government;
•the federal Civil Monetary Penalties Law, which authorizes the imposition of substantial civil monetary penalties against an entity that engages in activities including, among others (1) knowingly presenting, or causing to be presented, a claim for services not provided as claimed or that is otherwise false or fraudulent in any way; (2) arranging for or contracting with an individual or entity that is excluded from participation in federal health care programs to provide items or services reimbursable by a federal health care program; (3) violations of the federal Anti-Kickback Statute; or (4) failing to report and return a known overpayment;
•federal criminal statutes created by the Health Insurance Portability and Accountability Act (HIPAA), which impose criminal liability for, among other things, knowingly and willfully executing or attempting to execute a scheme to defraud any healthcare benefit program, including private insurance plans, or, in any matter involving a healthcare benefit program, for knowingly and willfully making materially false, fictitious or fraudulent statements in connection with the delivery of or payment for health care benefits;
•HIPAA, as amended by HITECH, and its implementing regulations, which also imposes obligations, including mandatory contractual terms, on certain types of people and entities with respect to safeguarding the privacy, security and transmission of individually identifiable health information;
•the federal Food, Drug, and Cosmetic Act and Public Health Service Act which among other things, strictly regulates drug marketing, prohibits manufacturers from marketing such products for off-label use or misbranding or adulterating their products, and regulates the distribution of samples;
•the federal and state laws that require pharmaceutical manufacturers to report certain calculated product pricing metrics to the government or provide certain discounts or rebates to government authorities or private entities, often as a condition of product coverage and reimbursement under federal healthcare programs
•the federal Physician Payment Sunshine Act, which requires applicable manufacturers of covered drugs, devices, biologics, and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, among others, to annually track and report payments and other transfers of value provided to U.S.-licensed physicians, teaching hospitals, physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, anesthesiologist assistants and certified nurse-midwives as well as certain ownership and investment interests held in the manufacturer by physicians and their immediate families;
•analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, that may apply to our business practices, including sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers;
•state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and relevant compliance guidance promulgated by the federal government;
•state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures;

Table of Content
•other state laws that prohibit various marketing-related activities, such as the provision of certain kinds of gifts or meals; require the reporting of certain pricing information, including information pertaining to and justifying price increases, or prohibit prescription drug price gouging; and certain state and local laws that require the registration of pharmaceutical sales representatives; and
•state and foreign laws that govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.
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
In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of our drug candidates, restrict or regulate post-approval activities and affect our ability to profitably sell any drug candidates for which we obtain marketing approval. The biopharmaceutical industry has been a particular focus of these efforts and has been significantly affected by legislative initiatives. Current laws, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any FDA-approved product.

Table of Content
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
To date, there have been several recent U.S. congressional inquiries and proposed and enacted state and federal legislation and regulation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient support programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. For example, included in the Consolidated Appropriations Act of 2021 were several drug price reporting and transparency measures, such as a new requirement for certain Medicare plans to develop tools to display Medicare Part D prescription drug benefit information in real time and for group and health insurance issuers to report information on pharmacy benefit and drug costs to the Secretary of HHS and the Secretaries of the Departments of Labor and the Treasury. On February 2, 2022, the Biden administration signaled its continued commitment to the Cancer Moonshot initiative, which was initially launched in 2016. In its announcement, the administration noted that its new goals under the initiative include addressing inequities in order to ensure broader access to cutting-edge cancer therapeutics and investing in a robust pipeline for new treatments. Additionally, on August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022 (the Act), which, among other provisions, included several measures intended to lower the cost of prescription drugs and related healthcare reforms. Specifically, the Act authorizes and directs the HHS to set drug price caps for certain high-cost Medicare Part B and Part D qualified drugs, with the initial list of drugs to be selected by September 1, 2023, and the first year of maximum price applicability to begin in 2026. The Act further authorizes the HHS to penalize pharmaceutical manufacturers that increase the price of certain Medicare Part B and Part D drugs faster than the rate of inflation. Finally, the Act creates significant changes to the Medicare Part D benefit design by capping Part D beneficiaries’ annual out-of-pocket spending at $2,000 beginning in 2025.
More recently, on October 14, 2022 President Biden issued an Executive Order on Lowering Prescription Drug Costs for Americans, which instructed the Secretary of HHS to consider whether to select for testing by the CMS Innovation Center new health care payment and delivery models that would lower drug costs and promote access to innovative drug therapies for beneficiaries enrolled in the Medicare and Medicaid programs. The Executive Order further directed the Secretary of HHS to submit, within 90 days after the date of the Executive Order, a report regarding any models that may lead to lower cost-sharing for commonly used drugs and support value-based payment that promotes high-quality care.
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

Table of Content
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

Table of Content
If we fail to attract and retain management and other key personnel, we may be unable to continue to successfully develop our current and any future drug candidates, commercialize our drug candidates or otherwise implement our business plan.
Our ability to compete in the highly competitive biopharmaceuticals industry depends upon our ability to attract and retain highly qualified managerial, scientific, medical, sales and marketing and other personnel. We are highly dependent on our management and scientific personnel, including our President and Chief Executive Officer, Arthur T. Sands, M.D., Ph.D., our Chief Scientific Officer, Gwenn Hansen, Ph.D., and our Chief Operating Officer and Executive Vice President of Product Development, Stefani A. Wolff. The loss of the services of Dr. Sands, Dr. Hansen or Ms. Wolff or other members of our senior leadership team could impede, delay or prevent the successful development of our product pipeline, completion of our current and planned clinical trials, commercialization of our products or in-licensing or acquisition of new assets, and could negatively impact our ability to successfully implement our business plan. If we lose the services of such individuals, we might not be able to find suitable replacements on a timely basis or at all, and our business could be harmed as a result. We do not maintain “key man” insurance policies on the lives of these individuals or the lives of any of our other employees.
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
We are exposed to the risk that our employees, independent contractors, vendors, principal investigators, CROs and consultants may engage in fraudulent conduct or other illegal activity. Misconduct by these parties could include:
•intentional, reckless or negligent conduct or disclosure to us of unauthorized activities that violate the regulations of the FDA or similar foreign regulatory authorities;

Table of Content
•healthcare fraud and abuse in violation of U.S. and foreign laws and regulations;
•violations of U.S. federal securities laws relating to trading in our common stock; and
•failures to report financial information or data accurately.
In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations regulate a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. While we have adopted a code of conduct and implemented other internal controls applicable to all of our employees, it is not always possible to identify and deter misconduct by employees and other third parties, and the precautions we take to detect and prevent this activity may not be effective. Additionally, we are subject to the risk that a person could allege fraud or other misconduct, even if none occurred. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of civil, criminal and administrative penalties, damages, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs and diminished profits and future earnings, any of which could adversely affect our ability to operate our business or cause reputational harm.
We depend on our information technology systems, and any failure of these systems, or those of our CROs, third-party vendors, collaborators or other contractors or consultants we may utilize, could harm our business. Security breaches, cyber-attacks, loss of data and other disruptions could compromise sensitive information related to our business or other personal information, prevent us from accessing critical information and expose us to liability, which could adversely affect our business, reputation, results of operations, financial condition and prospects.
We collect and maintain information in digital form that is necessary to conduct our business, and we are increasingly dependent on information technology systems, infrastructure and data to operate our business. In the ordinary course of our business, we collect, store and transmit large amounts of confidential information, including but not limited to intellectual property, proprietary business information and personal information. It is critical that we do so in a secure manner to maintain the confidentiality, integrity and availability of such confidential information. We have established physical, electronic and organizational measures to safeguard and secure our systems which are designed to prevent data compromise, and rely on commercially available systems, software, tools and monitoring to provide security for our information technology systems and the processing, transmission and storage of digital information. We have also outsourced elements of our information technology infrastructure, resulting in a number of third-party vendors that may or could have access to our confidential information.
Despite the implementation of security measures, our internal information technology systems and infrastructure, and those of our current and any future collaborators, contractors and consultants and other third parties on which we rely, are vulnerable to breach, breakdown or other damage or interruption from service interruptions, system malfunction, computer viruses, malware, natural disasters, terrorism, war, telecommunication and electrical failures, cyber-attacks or cyber-intrusions over the Internet (including harmful attachments to emails, ransomware, denial-of-service attacks, social engineering, and other means to affect service reliability and threaten the confidentiality, integrity, and availability of information), persons inside our organization, or persons with access to systems inside our organization. Any of the foregoing may compromise or lead to data leakage of our system infrastructure, or that of our third-party vendors and other contractors and consultants.

Table of Content
The risk of a security breach or disruption, particularly through cyber-attacks or cyber-intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. We may not be able to anticipate all types of security threats, and we may not be able to implement preventive measures effective against all such security threats. The techniques used by cyber criminals change frequently, may not be recognized until launched and can originate from a wide variety of sources. In addition, the prevalent use of mobile devices and remote work applications that access confidential information increases the risk of data security breaches, which could lead to the loss of confidential information or other intellectual property or unauthorized access to personal information. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or those of our third-party vendors and other contractors and consultants, or inappropriate disclosure of confidential, personal or proprietary information, we could incur liability and reputational damage and the further development and commercialization of our drug candidates could be delayed. The costs to us to mitigate network security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities could be material, and although we have and continue to invest in and implement security measures designed to protect our data security and information technology systems, our efforts to address these problems may not be successful, and these problems could result in unexpected interruptions, delays, cessation of service and other harm to our business and our competitive position. If the information technology systems of our third-party vendors and other contractors and consultants become subject to disruptions or security breaches, we may have insufficient recourse against such third parties and we may have to expend significant resources to mitigate the impact of such an event, and to develop and implement protections to prevent future events of this nature from occurring.
We and our third-party service providers regularly defend against and respond to data security incidents, and we cannot assure you that our data protection efforts and our investment in information technology will prevent significant breakdowns, data leakages, breaches in our systems, or those of our third-party vendors and other contractors and consultants, or other cyber incidents that could have a material adverse effect upon our reputation, business, operations, or financial condition. If such an event were to occur that causes interruptions in our operations, or those of our third-party vendors and other contractors and consultants, it could result in a material disruption or delay of our product development programs. For example, the loss of clinical trial data from completed, ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Furthermore, significant disruptions of our internal information technology systems or those of our third-party vendors and other contractors and consultants, or security breaches could result in the loss, misappropriation, and/or unauthorized access, use, or disclosure of, or the prevention of access to, confidential information (including trade secrets or other intellectual property, proprietary business information, and personal information), which could result in financial, legal, business, and reputational harm to us. If any such event, including a computer security breach, results in the unauthorized access, use or release of personal information, our reputation could be materially damaged. In addition, such a breach may require notification to governmental agencies, the media or individuals pursuant to various federal and state data breach notification laws (and other similar non-U.S. laws), subject us to mandatory corrective action, and otherwise subject us to liability under laws and regulations that protect the privacy and security of personal information. For example, data breaches frequently result in regulatory actions and commercial and class action litigation based on a variety of laws and legal duties, such as the California Consumer Privacy Act (CCPA), which provides for a private right of action in the event of certain data security breaches. Such actions could result in significant legal and financial exposure and reputational damages that could have a material adverse effect on our business, financial condition, results of operations and prospects.
Currently, we carry business interruption coverage to mitigate certain potential losses, but this insurance is limited in amount and may not be sufficient in type or amount to cover us against claims related to a cybersecurity breach and related business and system disruptions. We cannot be certain that such potential losses will not exceed our policy limits, insurance will continue to be available to us on economically reasonable terms, or at all, or any insurer will not deny coverage as to any future claim. In addition, we may be subject to changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements.

Table of Content
We are or may become subject to a variety of new stringent privacy and data security laws, regulations, policies and contractual obligations related to data privacy and security, and changes in such laws, regulations, policies and contractual obligations and our failure, or any failure by our third-party vendors, collaborators, contractors or consultants, to comply with them could harm our business and result in enforcement action by regulators and claims from affected individuals.
We maintain and process, and our third-party vendors, collaborators, contractors and consultants maintain and process on our behalf, a large quantity of sensitive information, including confidential business, personal and patient health information in connection with our preclinical studies and clinical trials and from our employees. We are subject to data privacy and protection laws and regulations that apply to the collection, transmission, storage and use of personal information, which among other things, impose certain requirements relating to the privacy, security and transmission of personal information. Failure by us or our third-party vendors, collaborators, contractors and consultants to comply with any of these laws and regulations could result in enforcement actions by data protection authorities against us, including fines or penalties, claims for damages by affected individuals, damage to our reputation and loss of goodwill, any of which could have a material adverse effect on our business, financial condition, results of operations or prospects.
In the United States, there are numerous federal and state privacy and data security laws and regulations governing the collection, use, disclosure and protection of personal information, including federal and state health information privacy laws, federal and state security breach notification laws, and federal and state consumer protection laws. Each of these laws is subject to varying interpretations and the legislative landscape is constantly evolving. In particular, laws and regulations governing the privacy of health information, such as HIPAA, establish privacy and security standards that limit the use and disclosure of individually identifiable health information, or protected health information, and require the implementation of administrative, physical and technological safeguards to protect the privacy of protected health information and ensure the confidentiality, integrity and availability of electronic protected health information. Determining how protected health information may be used, shared or processed in compliance with applicable privacy standards and our contractual obligations can be complex and may be subject to changing interpretation. Further, if we fail to comply with applicable privacy laws, we could face civil and criminal penalties, or claims for breach of contract. The HHS has enforcement discretion for HIPAA, and any enforcement activity can result in financial liability and reputational harm, and responses to such enforcement activity can consume significant internal resources. In addition, state attorneys general are authorized to bring civil actions seeking either injunctions or damages in response to violations that threaten the privacy of state residents pursuant to local state laws. We cannot be sure how these regulations will be interpreted, enforced or applied to our operations. In addition to the risks associated with enforcement activities and potential contractual liabilities, our ongoing efforts to comply with evolving laws and regulations at the federal and state level may be costly and require ongoing modifications to our policies, procedures and systems.
Personal data privacy remains an evolving landscape at both the domestic and international level, with new regulations coming into effect. For example, the CCPA, which came into effect on January 1, 2020, and was recently amended and expanded by the California Privacy Rights Act (CPRA) as of January 1, 2023, provides California residents expanded privacy rights, including the right to request correction, access, and deletion of their personal information, the right to opt out of certain personal information sharing, and the right to receive detailed information about how their personal information is processed, including by California residents’ employers. Additionally, the CCPA requires companies that process personal information of California residents to make disclosures to consumers about their data collection, use and sharing practices, allow consumers to opt out of certain data sharing with third parties, complete certain audits and assessments when processing higher risk data and provide a private right of action for data breaches, as described above. Although the CCPA includes limited exceptions— including exceptions for personal health information collected by covered entities or business associates subject to HIPAA among others, the CCPA may regulate or impact our processing of personal information depending on the context. Failure to comply with the CCPA and the CPRA may result in significant civil penalties, injunctive relief, or statutory or actual damages as determined by the CPPA and California Attorney General through its investigative authority. Notably, comparable consumer privacy laws are set to take effect in 2023 in other states including the Virginia Consumer Data Protection Act (effective January 1, 2023), the Colorado Privacy Act and the Connecticut Data Privacy Act (both effective July 1, 2023), and the Utah Consumer Privacy Act (effective December 31, 2023). Compliance with this new privacy legislation add complexity and may require investment in additional resources for compliance programs, thus potentially result in additional costs and expense of resources to maintain compliance.

Table of Content
In addition, the EU General Data Protection Regulation (EU GDPR) has been in effect since May 2018 in the EEA. The EU GDPR governs the collection, use, disclosure, transfer or other processing of personal data, replacing data protection laws issued by each EU member state based on the Directive 95/46/EC (Directive). The EU GDPR imposes additional compliance burdens, including by mandating burdensome documentation requirements and granting certain privacy rights to individuals to control how companies collect, use, disclose, retain and otherwise process information about them as well as changes to informed consent practices, the obligation to appoint data protection officers in certain circumstances, the obligation to notify relevant data supervisory authorities of personal data breaches without undue delay (and no later than 72 hours) after becoming aware of the personal data breach, and the requirement for more detailed notices for clinical trial subjects and investigators. In addition, the EU GDPR increases the scrutiny of transfers of personal data from clinical trial sites and other third parties (e.g. CROs) located in the EEA to the United States and other jurisdictions that the European Commission does not recognize as having “adequate” data protection laws. In particular, on July 16, 2020, the Court of Justice of the EU (Court of Justice) in Schrems II invalidated the European Union-United States (EU-U.S.) Privacy Shield on the grounds that the EU-U.S. Privacy Shield failed to offer adequate protections to EU personal information transferred to the United States. While the Court of Justice upheld the use of other data transfer mechanisms, such as the Standard Contractual Clauses, the decision has led to some uncertainty regarding the use of such mechanisms for data transfers to the United States, and the Court of Justice made clear that reliance on Standard Contractual Clauses alone may not necessarily be sufficient in all circumstances. Use of the data transfer mechanisms must now be assessed on a case-by-case basis taking into account the legal regime applicable in the destination country, in particular applicable surveillance laws and rights of individuals. The European Data Protection Board issued additional guidance regarding international transfers which may require us to implement additional safeguards to further enhance the security of data transferred out of the EEA, which could increase our compliance costs, expose us to further regulatory scrutiny and liability, and adversely affect our business.
In October 2022, President Biden signed an Executive Order to facilitate a new Trans-Atlantic Data Privacy Framework (TADP Framework) which will act as a successor to the invalidated Privacy Shield. Moreover, in December 2022, the European Commission released a draft adequacy decision for the United States, reflecting its belief that the Executive Order and TADP Framework address the transfer issues raised when Privacy Shield was invalidated. If finalized, the agreement will facilitate the transatlantic flow of personal data and provide additional safeguards (in addition to Standard Contractual Clauses) for companies transferring personal data from the EU to the United States. In the meantime, the European Commission published new versions of the Standard Contractual Clauses in June 2021 which place onerous obligations on the parties and the deadline for the implementation of these Standard Contractual Clauses was December 27, 2022. The EU GDPR imposes substantial fines for breaches and violations (up to the greater of €20 million or 4% of our global turnover). The EU GDPR allows data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies and obtain compensation for damages resulting from violations of the EU GDPR.
Further, following the end of the Brexit Transition Period (on December 31, 2020) the EU GDPR has been implemented in the UK (as the UK GDPR)—non-compliance with which may lead to similar compliance and operational costs as the EU GDPR with potential fines of up to £17 million or 4% of global turnover. The UK GDPR sits alongside the UK Data Protection Act 2018 which implements certain derogations in the EU GDPR into UK law. Under the UK GDPR, companies not established in the UK but who process personal information in relation to the offering of goods or services to individuals in the UK, or to monitor their behavior will be subject to the UK GDPR—the requirements of which are largely aligned with those under the EU GDPR but still require specific compliance under UK law that we must monitor and with which we must comply. Further, on November 17, 2022, the UK Information Commissioner’s Office (ICO) published its proposed draft International Transfer Risk Assessment (TRA) and tool which is the UK equivalent of the EDPB Recommendations and provides for general advice on how to satisfy the Schrems II requirement to carry out a legal assessment for transfers of personal data subject to the UK GDPR. The ICO has clarified that organizations may either follow the ICO’s TRA or EDPB approach when assessing international data transfers. The UK’s ICO has also recently published: (i) its International Data Transfer Agreement to replace the old Standard Contractual Clauses for transfers to outside the UK; and (ii) a “UK addendum” to the new EU Standard Contractual Clauses which amends the relevant provisions of such clauses to work in a UK context.
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

Table of Content
It is possible that these laws may be interpreted and applied in a manner that is inconsistent with our practices and our efforts to comply with the evolving data protection rules may be unsuccessful. In addition to the possibility of fines, lawsuits, regulatory investigations, public censure, other claims and penalties, and significant costs for remediation and damage to our reputation, we could be materially and adversely affected if legislation or regulations are expanded to require changes in our data processing practices and policies or if governing jurisdictions interpret or implement their legislation or regulations in ways that negatively impact our business. Compliance with these and any other applicable privacy and data security laws and regulations is a rigorous and time-intensive process, and we may be required to put in place additional mechanisms for ensuring compliance with the new data protection rules. In addition to government regulation, privacy advocates and industry groups have and may in the future propose self-regulatory standards from time to time. These and other industry standards may legally or contractually apply to us, or we may elect to comply with such standards. It is possible that if our practices are not consistent or viewed as not consistent with legal and regulatory requirements, including changes in laws, regulations and standards or new interpretations or applications of existing laws, regulations and standards, we may become subject to audits, inquiries, whistleblower complaints, adverse media coverage, investigations, loss of export privileges, or severe criminal or civil sanctions, all of which may have a material and adverse impact on our business, operating results, reputation, and financial condition. Even if we are not determined to have violated these laws, government investigations into these issues typically require the expenditure of significant resources and generate negative publicity, which could harm our business, financial condition, results of operations or prospects.
Any such liability, litigation, investigations and proceedings may or may not be covered by our liability insurance and may subject us to significant penalties and negative publicity, require us to change our business practices, increase our costs, severely disrupt our business, and may result in significant reputational harm and have a material and adverse impact on our business, financial condition, results of operations or prospects.
U.S. federal income tax reform and changes in other tax laws could adversely affect us.
In December 2017, U.S. federal tax legislation commonly referred to as the TCJA was signed into law, significantly reforming the Internal Revenue Code of 1986, as amended (Code). The TCJA, among other things, changed the U.S. federal tax treatment of research and experimental (R&E) expenses. For tax years beginning on or after January 1, 2022, taxpayers are required to capitalize and amortize, rather than deduct, R&E expenses. R&E expenses are amortizable over five years for research performed in the United States and 15 years for research performed outside the United States. We are closely monitoring these provisions and are in the process of analyzing the potential impact to our income taxes and financial position in future years.
The law governing net operating loss carryovers and carrybacks was modified by both the TCJA and by U.S. federal tax legislation named the CARES Act, which was signed into law in March 2020. Net operating losses arising in tax years beginning on or after January 1, 2021, can be carried forward indefinitely, generally cannot be carried back, and can be used to offset no more than 80 percent of taxable income.
On August 16, 2022, the Inflation Reduction Act of 2022 was signed into U.S. law. The Inflation Reduction Act provides for, among other things, a new U.S. federal one percent excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. For purposes of calculating the base excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. Certain repurchases are not counted in the base of the excise tax.
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

Table of Content
Our ability to utilize our net operating loss carryforwards may be subject to limitations.
We have incurred substantial losses during our history, do not expect to become profitable in the near future and may never achieve profitability. As of November 30, 2022, we had federal and state net operating loss (NOL) carryforwards of approximately $276.3 million and $299.6 million, respectively. To the extent we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, subject to the restrictions and exceptions described below. Federal NOLs generated in tax years beginning on or before December 31, 2017 may be carried forward 20 tax years and expire on various dates beginning in 2029. Under the TCJA, as modified by the CARES Act, NOLs arising in tax years beginning on or before December 31, 2017 may be carried back two tax years, NOLs arising in tax years beginning after December 31, 2017 and before January 1, 2021 may be carried back five tax years and NOLs arising in tax years beginning after December 31, 2020 may not be carried back. In 2020, we filed a refund claim of $15.7 million to carryback our NOLs generated in the fiscal year ended November 30, 2018, and we filed a refund claim to carryback our NOLs generated in the fiscal year ended November 30, 2019 to recover an additional $3.9 million of income tax. NOLs arising in tax years beginning after December 31, 2017 and before January 1, 2021 may be carried forward indefinitely but are limited to 80% of our taxable income in tax years beginning after December 31, 2020. State NOLs can be carried forward 20 years and begin expiring in 2029.
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
We may acquire additional businesses or drugs, form strategic alliances or create joint ventures with third parties that we believe will complement or augment our existing business. If we acquire businesses with promising markets or technologies, we may not be able to realize the benefit of acquiring such businesses if we are unable to successfully integrate them with our existing operations and company culture. We may encounter numerous difficulties in developing, manufacturing and marketing any new drugs resulting from a strategic alliance or acquisition that delay or prevent us from realizing their expected benefits or enhancing our business. We cannot be certain that, following any such acquisition, we will achieve the expected synergies to justify the transaction. The risks we face in connection with acquisitions include:
•diversion of management time and focus from operating our business to addressing acquisition integration challenges;
•coordination of research and development efforts;
•retention of key employees from the acquired company;
•changes in relationships with strategic partners as a result of product acquisitions or strategic positioning resulting from the acquisition;
•cultural challenges associated with integrating employees from the acquired company into our organization;
•the need to implement or improve controls, procedures and policies at a business that prior to the acquisition may have lacked sufficiently effective controls, procedures and policies;
•liability for activities of the acquired company before the acquisition, including intellectual property infringement claims, violation of laws, commercial disputes, tax liabilities and other known liabilities;
•unanticipated write-offs or charges; and
•litigation or other claims in connection with the acquired company, including claims from terminated employees, customers, former stockholders or other third parties.

Table of Content
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
Our operations are subject to anti-corruption laws, including the Foreign Corrupt Practices Act (FCPA), the UK Bribery Act 2010 (Bribery Act) and other anticorruption laws that apply in countries where we do business and may do business in the future. The FCPA, the Bribery Act and other anti-corruption or similar laws generally prohibit us, our officers and our employees and intermediaries from bribing, being bribed or making other prohibited payments to government officials or other persons to obtain or retain business or gain some other business advantage. We may in the future operate in jurisdictions that pose a high risk of potential FCPA or Bribery Act violations, and we may participate in collaborations and relationships with third parties whose actions could potentially subject us to liability under the FCPA, the Bribery Act or local anti-corruption laws. In addition, we cannot predict the nature, scope or effect of future regulatory requirements to which our international operations might be subject or the manner in which existing laws might be administered or interpreted.
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

Table of Content
Unfavorable global economic conditions could adversely affect our business, financial condition, stock price and results of operations.
Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. For example, the global financial crisis of 2007-2008 caused extreme volatility and disruptions in the capital and credit markets. Similarly, the volatility associated with the COVID-19 pandemic caused significant instability and disruptions in the capital and credit markets and, in recent months, the global economy has been impacted by increasing interest rates and inflation, as well as the possibility of a recession or further economic downturn. Likewise, the capital and credit markets may be adversely affected by the recent conflict between Russia and Ukraine, and the possibility of a wider European or global conflict, global sanctions imposed in response thereto or an energy crisis. A severe or prolonged economic downturn, such as the global financial crisis, could result in a variety of risks to our business, including a decrease in the demand for our drug candidates and in our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy also could strain our suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our services. We cannot anticipate all of the ways in which the foregoing, and the current economic climate and financial market conditions generally, could adversely impact our business. Furthermore, our stock price may decline due in part to the volatility of the stock market and any general economic downturn.
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
We expect our operating results to be subject to quarterly fluctuations. Our net loss and other operating results will be affected by numerous factors, including:
•variations in the level of expense related to the ongoing development of our drug candidates, DELigase platform, DeTIL or future development programs;
•results of preclinical studies and clinical trials, or the addition or termination of clinical trials or funding support by us or by existing or future collaborators or licensing partners;
•our execution of any additional collaboration, licensing or similar arrangements, and the timing of payments we may make or receive under existing or future arrangements or the termination or modification of any such existing or future arrangements;
•any intellectual property infringement lawsuit or opposition, interference or cancellation proceeding in which we may become involved;

Table of Content
•additions and departures of key personnel;
•strategic decisions by us or our competitors, such as acquisitions, divestitures, spin-offs, joint ventures, strategic investments or changes in business strategy;
•if any of our drug candidates receives regulatory approval, the terms of such approval and market acceptance and demand for such drug candidates;
•regulatory developments affecting our drug candidates or those of our competitors; and
•changes in general market and economic conditions, including increasing interest rates, inflation and the possibility of a recession or further economic downturn.
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
The trading price of our common stock may be highly volatile and subject to wide fluctuations in response to various factors, some of which we cannot control. As a result of this volatility, investors may not be able to sell their common stock at or above the purchase price. The market price for our common stock may be influenced by many factors, including the other risks described in this section and the following:
•results of preclinical studies and clinical trials of our drug candidates, or those of our competitors or our existing or future collaborators;
•regulatory or legal developments in the United States and other countries, especially changes in laws or regulations applicable to our drug candidates;
•the success of competitive products or technologies;
•introductions and announcements of new products by us, our collaboration partners, or our competitors, and the timing of these introductions or announcements;
•actions taken by regulatory agencies with respect to our drug candidates, clinical trials, manufacturing process or sales and marketing terms;
•actual or anticipated variations in our financial results or in those of companies that are perceived to be similar to us;
•the success of our efforts to acquire or in-license additional technologies, products or drug candidates;
•developments concerning our current or future collaborations, including but not limited to those with our sources of manufacturing supply and our commercialization partners;
•market conditions in the pharmaceutical and biotechnology sectors;
•announcements by us or our competitors of significant acquisitions, strategic collaborations, joint ventures or capital commitments;
•developments or disputes concerning patents or other proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our drug candidates and products;
•our ability or inability to raise additional capital and the terms on which any additional capital is raised;
•the recruitment or departure of key personnel;
•changes in the structure of healthcare payment systems;
•actual or anticipated changes in earnings estimates or changes in stock market analyst recommendations regarding our common stock, other comparable companies or our industry generally;
•our failure or the failure of our competitors to meet analysts’ projections or guidance that we or our competitors may provide to the market;
•fluctuations in the valuation of companies perceived by investors to be comparable to us;
•announcement and expectation of additional financing efforts;
•speculation in the press or investment community;

Table of Content
•trading volume of our common stock;
•sales of our common stock by us or our stockholders;
•the concentrated ownership of our common stock;
•changes in accounting principles;
•terrorist acts, acts of war or periods of widespread civil unrest, including the increasingly volatile global economic conditions resulting from the conflict in Ukraine;
•effects of public health crises, pandemics and epidemics, such as COVID-19;
•natural disasters and other calamities; and
•general economic, industry and market conditions, including increasing interest rates, inflation and the possibility of a recession or further economic downturn.
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

Table of Content
The future sale and issuance of equity or of debt securities that are convertible into equity will dilute our share capital.
We may choose to raise additional capital in the future, depending on market conditions, strategic considerations and operational requirements. For example, in March 2021, we sold an additional 5,175,000 shares of our common stock in a follow-on public offering. In addition, we currently have on file with the SEC a shelf registration statement on Form S-3 which allows us to offer and sell up to $450.0 million of our registered common stock, preferred stock, debt securities, warrants, subscriptions rights and or units from time to time pursuant to one or more offerings at prices and terms to be determined at the time of sale. In August 2021, we entered into an Equity Distribution Agreement with Piper Sandler & Co. (Piper Sandler) pursuant to which, from time to time, we may offer and sell through Piper Sandler up to $150.0 million of the common stock registered under the shelf registration statement pursuant to one or more “at the market” offerings. In June 2022, we issued and sold 2,000,000 shares of common stock under the Equity Distribution Agreement to Piper Sandler for net proceeds of approximately $19.3 million, after deducting offering commissions and expenses paid by us. As of November 30, 2022, we had $130.0 million of common stock remaining available for sale pursuant to the Equity Distribution Agreement. Sales of our common stock under the Equity Distribution Agreement with Piper Sandler could be subject to business, economic or competitive uncertainties and contingencies, many of which may be beyond our control, and which could cause actual results from the sale of our common stock to differ materially from expectations. In addition, in July 2022, we entered into separate Securities Purchase Agreements with certain purchasers to issue and sell pre-funded warrants to purchase an aggregate of 6,814,920 shares of our common stock in registered direct offerings for gross proceeds to us of $95.0 million before deducting offering expenses. Such pre-funded warrants are immediately exercisable, have an exercise price of $0.001 and may be exercised at any time after the date of issuance. To the extent additional capital is raised through the sale and issuance of shares or other securities convertible into shares, the ownership interest of our stockholders will be diluted. Future issuances of our common stock or other equity securities, or the perception that such sales may occur, could adversely affect the trading price of our common stock and impair our ability to raise capital through future offerings of shares or equity securities. No prediction can be made as to the effect, if any, that future sales of common stock or the availability of common stock for future sales will have on the trading price of our common stock.
We will not receive a significant amount, or potentially any, additional funds upon the exercise of our pre-funded warrants; however, any exercise would increase the number of shares eligible for future resale in the public market and result in substantial dilution to our stockholders.
As of November 30, 2022, we have issued pre-funded warrants to purchase a total of 6,814,920 shares of our common stock, of which 6,814,920 are outstanding. Each pre-funded warrant is exercisable for $0.001 per share of common stock underlying such pre-funded warrant, which may be paid by way of a cashless exercise, meaning that the holder may not pay a cash purchase price upon exercise, but instead would receive upon such exercise the net number of shares of common stock determined according to the formula set forth in the pre-funded warrant. Accordingly, we will not receive a significant amount, or potentially any, additional funds upon the exercise of the pre-funded warrants. To the extent such pre-funded warrants are exercised, additional shares of common stock will be issued for nominal or no additional consideration, which will result in substantial dilution to the then existing holders of our common stock and will increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of the common stock, causing our stock price to decline.
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

Table of Content
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
Our restated certificate of incorporation and our restated bylaws contain provisions that could delay or prevent a change in control of our company. These provisions also could make it difficult for stockholders to elect directors who are not nominated by current members of our board of directors or to take other corporate actions, including effecting changes in our management. These provisions:
•establish a classified board of directors so that not all members of our board are elected at one time;
•permit only our board of directors to establish the number of directors and fill vacancies on our board;
•provide that directors may be removed only “for cause” and only with the approval of two-thirds of our stockholders;
•require super-majority voting to amend some provisions in our restated certificate of incorporation and restated bylaws, unless such amendments are approved by two-thirds of our board of directors, in which case stockholders can approve by a simple majority;
•authorize the issuance of “blank check” preferred stock that our board could use to implement a stockholder rights plan;
•eliminate the ability of our stockholders to call special meetings of stockholders;
•prohibit stockholder action by written consent, which requires all stockholder actions to be taken at a meeting of our stockholders;
•prohibit cumulative voting; and
•establish advance notice requirements for nominations for election to our board or for proposing matters that can be acted upon by stockholders at annual stockholder meetings.
In addition, Section 203 of the Delaware General Corporation Law (DGCL) may discourage, delay or prevent a change in control of our company. Section 203 imposes certain restrictions on mergers, business combinations and other transactions between us and holders of 15% or more of our common stock.
Our restated certificate of incorporation and our amended and restated bylaws contain exclusive forum provisions for certain claims, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.
Our restated certificate of incorporation, to the fullest extent permitted by law, provides that the Court of Chancery of the State of Delaware will be the exclusive forum for any derivative action or proceeding brought on our behalf; any action asserting a breach of fiduciary duty; any action asserting a claim against us arising pursuant to the DGCL, our restated certificate of incorporation, or our amended and restated bylaws; or any action asserting a claim against us that is governed by the internal affairs doctrine.
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

Table of Content
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
The reporting on our assessment of the effectiveness of our internal control over financial reporting needs to include disclosure of any material weaknesses identified in our internal control over financial reporting, as well as a statement that our independent registered public accounting firm has audited the effectiveness of our internal control over financial reporting. While we qualify as a non-accelerated filer under SEC rules for fiscal year 2023 and therefore are not required to obtain such an audit for fiscal year 2023, in the event that we qualify as a large accelerated filer or accelerated filer under SEC rules in future years, our independent registered public accounting firm will be required to audit the effectiveness of our internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act (Section 404(b)). Any mandatory or voluntary compliance with Section 404(b) will result in increased costs, expenses, and management resources. Undetected material weaknesses in our internal control over financial reporting could lead to financial statement restatements and require us to incur the expense of remediation. We are also required to disclose changes made in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting on a quarterly basis. To comply with the requirements of being a public company, we have undertaken, and may need to further undertake in the future, various actions, such as implementing new internal controls and procedures and hiring additional accounting staff.

Table of Content
As discussed in Part II, Item 9A of this Annual Report on Form 10-K, we previously identified material weaknesses in our internal control over financial reporting related to controls over segregation of duties in our journal entry and account reconciliation processes, and certain information technology general controls. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses identified did not result in any misstatement of our financial statements. During the year ended November 30, 2022, our management identified and implemented changes to our internal control over financial reporting to remediate the deficiencies that led to the material weakness, and, as a result of such changes, our management concluded that the material weaknesses had been remediated and that our internal control over financial reporting was effective as of November 30, 2022.
We cannot assure you that the measures we have taken to date, and actions we may take in the future, will prevent or avoid potential future material weaknesses. Moreover, our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. Further, material weaknesses in our disclosure controls and procedures and internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective internal control over financial reporting or any difficulties encountered in their implementation or improvement could harm our operating results or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods, which could cause the price of our common stock to decline. In addition, if we are not able to continue to meet these requirements, we may not be able to remain listed on Nasdaq.
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
Item 1B. Unresolved Staff Comments
None.

Table of Content
Item 2. Properties and Facilities
Our principal executive office is located in San Francisco, California, where we lease a total of 77,222 square feet of office and laboratory spaces that we use for our administrative, research and development and other activities. The lease for 19,320 square feet of space expires in June 2024, and the lease for 57,902 square feet of space expires in April 2025. Additionally, we have a sublease for a total of 2,500 square feet of laboratory space in Pittsburgh, Pennsylvania that expires in May 2023. In March 2022, we entered into a new lease for a total of 46,434 square feet of office and laboratory space in The Woodlands, Texas that expires in February 2035. We believe that our existing facilities are suitable and adequate for our current requirements and operations.
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

Table of Content
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information for Common Stock
Our common stock has been listed on the Nasdaq Global Market under the symbol “NRIX” since July 24, 2020. Prior to that date, there was no public trading market for our common stock.
Holders of Record
As of close of business on January 31, 2023, there were 16 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
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

Table of Content
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
Overview
We are a clinical stage biopharmaceutical company focused on the discovery, development and commercialization of small molecule and cell therapies based on the modulation of cellular protein levels as a novel treatment approach for cancer and other challenging diseases. Leveraging our extensive expertise in E3 ligases together with our proprietary DNA-encoded libraries, we have built DELigase, an integrated discovery platform to identify and advance novel drug candidates targeting E3 ligases, a broad class of enzymes that can modulate proteins within the cell. Our drug discovery approach is to either harness or inhibit the natural function of E3 ligases within the ubiquitin-proteasome system to selectively decrease or increase cellular protein levels. Our wholly owned, clinical stage pipeline includes targeted protein degraders of Bruton’s tyrosine kinase (BTK), a B-cell signaling protein, and inhibitors of Casitas B-lineage lymphoma proto-oncogene B (CBL-B), an E3 ligase that regulates activation of multiple immune cell types including T cells and NK cells. Our partnered drug discovery pipeline consists of ten programs under collaboration agreements with Sanofi S.A. (Sanofi) and Gilead Sciences, Inc. (Gilead), within which we retain options for co-development and co-commercialization rights in the United States for up to four drug candidates.
Targeted Protein Degradation
Our portfolio of targeted protein degraders of BTK, a B‑cell signaling protein, comprises NX‑2127, an orally bioavailable BTK degrader for the treatment of relapsed or refractory B‑cell malignancies, and NX‑5948, an orally bioavailable BTK degrader for the treatment of relapsed or refractory B-cell malignancies and potentially autoimmune diseases.
NX‑2127: We are currently enrolling patients in a Phase 1 trial for patients with relapsed or refractory B-cell malignancies which comprises a Phase 1a dose-escalation study and a Phase 1b cohort expansion study. We have initiated the first of several potential Phase 1b expansion cohorts for patients with relapsed chronic lymphocytic leukemia, and enrollment continues in the Phase 1a dose-escalation portion of the trial for patients with several types of non-Hodgkin lymphoma.
NX-5948: We are currently enrolling patients in the Phase 1a portion of a Phase 1a/1b dose-escalation and cohort expansion study in patients with relapsed or refractory B-cell malignancies.
Targeted Protein Elevation
Our portfolio of inhibitors of CBL-B, an E3 ligase that regulates the activation of multiple immune cell types including T cells and NK cells, comprises NX-1607, an orally bioavailable CBL-B inhibitor for immuno-oncology indications and NX-0255, for ex vivo use to enhance adoptive T-cell therapy including our drug-enhanced tumor infiltrating lymphocyte (TIL) therapy, DeTIL-0255.
NX-1607: We are currently enrolling patients in the Phase 1a portion of a Phase 1a/1b dose-escalation and cohort expansion study in patients with solid tumors and lymphomas. NX-1607 was awarded an Innovative Passport from the UK Medicines and Healthcare products Regulatory Agency to accelerate time to market and facilitate patient access to novel drugs to treat serious and life-threatening diseases.
DeTIL-0255: We completed the safety run-in portion of a Phase 1 trial in patients with advanced gynecologic malignancies, which included three patients with advanced epithelial ovarian cancer who have been dosed with DeTIL-0255 and have cleared the initial safety evaluation. The timing of the expansion of the DeTIL-0255 Phase 1 trial will be established following a determination regarding the potential inclusion of NX-1607 in future cohorts.

Table of Content
Preclinical programs
Beyond our clinical candidates, we are advancing additional wholly owned and partnered preclinical programs within our core therapeutic focus in cancer and selectively in non-oncology therapeutic areas. Our pipeline includes highly validated and classically undruggable targets across our proprietary efforts, academic collaborations and our established strategic collaborations with Sanofi and Gilead.
Collaboration and License Agreements
Sanofi Collaboration and License Agreement
In December 2019, we entered into a strategic collaboration with Genzyme Corporation, a subsidiary of Sanofi, which became effective in January 2020 (as subsequently expanded and amended, the Sanofi Agreement), to discover, develop and commercialize a pipeline of targeted protein degradation drugs for patients with challenging diseases in multiple therapeutic areas using our DELigase platform to identify small molecules designed to induce degradation of three specified initial drug targets. In January 2021, as part of the existing Sanofi Agreement, Sanofi paid us $22.0 million to exercise its option to expand the number of targets in the Sanofi Agreement from three to a total of five targets. Over time and subject to certain limitations, Sanofi may elect to replace the drug targets with other reserved targets.
In January 2021, we entered into the First Amendment to the Sanofi Agreement to modify the research term on all targets. In December 2021, we entered into the Second Amendment to the Sanofi Agreement to extend the substitution deadline on certain targets. In July 2022, we entered into the Third Amendment to the Sanofi Agreement to further extend the substitution deadline on certain targets. The extensions of the substitution deadline had no impact on revenue recognition. Also in July 2022, Sanofi elected to replace certain drug targets, and the substitution extended the research term of those targets by one year to 5.25 years and increased overall forecasted costs, which had an immaterial impact on revenue recognition. In August 2022, we entered into the Fourth Amendment to the Sanofi Agreement to modify the research plan for a certain target, which had no impact on revenue recognition.
Under the Sanofi Agreement, Sanofi has exclusive rights and is responsible for the clinical development, commercialization and manufacture of drug candidates resulting from the collaboration, while we retain the option to co-develop, co-promote and co-commercialize all drug candidates in the United States directed to up to two targets, subject to certain conditions and limitations. The collaboration excludes our current internal protein degradation programs for which we retain all rights, and also excludes our future internal programs, provided that we have distinguished future programs as excluded from the scope of the collaboration.
For drug targets that are subject to the collaboration, we have primary responsibility for conducting preclinical research activities (including target validation, drug discovery, identification or synthesis) in accordance with the applicable research plan agreed to by the parties and established on a target-by-target basis. We are obligated to use commercially reasonable efforts to identify relevant target binders and targeted protein degraders in order to identify development candidates. Subject to certain exceptions, each party will bear its own costs in the conduct of such research. Sanofi will be responsible for any development and commercialization activities unless we exercise our co-development and co-promotion option. For those programs that we exercise our option to co-develop, co-promote and co-commercialize, we will be responsible for a portion of the U.S. development costs, and the parties will split U.S. profits and losses evenly, and we will be eligible to receive royalties on ex-U.S. net sales and reduced milestone payments on such optioned products.
Upon signing the Sanofi Agreement, Sanofi paid us an upfront payment of $55.0 million. Subsequently in January 2021, Sanofi paid us an additional $22.0 million to exercise its option to expand the number of targets beyond the initial targets included in the collaboration. In addition, from the signing of the Sanofi Agreement to November 30, 2022, we received payments of $3.0 million for research milestones. As of November 30, 2022, we are eligible to receive up to approximately $2.5 billion in total payments based on certain additional fees, payments and the successful completion of certain research development, regulatory and sales milestones, as well as tiered royalties ranging from mid-single digit to low teen percentages on annual net sales of any commercial products that may result from the collaboration, subject to certain reductions and excluding sales in the United States of any products for which we exercise our option to co-develop and co-promote, for which we share profits and losses evenly.
We recognized collaboration revenue from the Sanofi Agreement of $15.0 million and $13.2 million during the years ended November 30, 2022 and 2021, respectively. As of November 30, 2022 and 2021, there was $46.2 million and $59.2 million, respectively, of deferred revenue related to payments received by us under the Sanofi Agreement.

Table of Content
Gilead Collaboration, Option and License Agreement
In June 2019, we entered into a global strategic collaboration agreement with Gilead (as subsequently amended, the Gilead Agreement) to discover, develop and commercialize a pipeline of targeted protein degradation drugs for patients with cancer and other challenging diseases using our DELigase platform to identify novel agents that utilize E3 ligases to induce degradation of five specified drug targets. In August 2019 and September 2022, we entered into the First and Second Amendment, respectively, to the Gilead Agreement to clarify certain language of the Gilead Agreement. These amendments had no impact on revenue recognition.
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
Over time, Gilead may elect to replace the initial drug targets with other drug targets. For drug targets that are subject to the collaboration, we are obligated to use commercially reasonable efforts to undertake a research program in accordance with a research plan agreed to by the parties and established on a target-by-target basis. We have primary responsibility under the Gilead Agreement for performing preclinical research activities (including target validation, drug discovery, identification or synthesis) pursuant to a research plan. Each party will bear its own costs in the conduct of research activities. Gilead will be responsible for any development, commercialization and manufacturing activities, unless we exercise our co-development and co-promotion option. For those programs that we exercise our option to co-develop and co-promote, we and Gilead will split U.S. development costs as well as U.S. profits and losses evenly, and we will be eligible to receive royalties on ex-U.S. net sales and reduced milestone payments.
Upon signing the Gilead Agreement, Gilead paid us an upfront payment of $45.0 million, plus $3.0 million in additional fees. In addition, from the signing of the Gilead Agreement to November 30, 2022, we received payments of $34.5 million for research milestones and additional payments. As of November 30, 2022, we are eligible to receive up to approximately $2.3 billion in total additional payments based on certain additional fees, payments and the successful completion of certain preclinical, clinical, development and sales milestones. In addition, we are eligible to receive tiered royalties from mid-single digit to low tens percentages on annual net sales from any commercial products directed to the optioned collaboration targets, subject to certain reductions and excluding sales in the United States of any products for which we exercise our option to co-develop and co-promote, for which we share profits and losses evenly.
We recognized collaboration revenue from the Gilead Agreement of $23.7 million and $16.6 million during the years ended November 30, 2022 and 2021, respectively. As of November 30, 2022 and 2021, there was $27.4 million and $41.1 million of deferred revenue related to payments received by us under the Gilead Agreement.
Financial Overview
Since the commencement of our operations, we have devoted substantially all of our resources to conducting research and development activities, establishing and maintaining our intellectual property portfolio, establishing our corporate infrastructure, raising capital and providing general and administrative support for these operations. We have funded our operations to date primarily from proceeds received under collaboration and license agreements with Sanofi, Gilead and Celgene Corporation and the issuance and sale of common stock and redeemable convertible preferred stock and of pre-funded warrants. We do not expect to generate product revenue unless and until we successfully develop and obtain approval for the commercialization of a drug candidate, and we cannot assure you that we will ever generate significant revenue or profits.
Since inception, we have generally incurred significant losses and negative cash flows from operations. During the years ended November 30, 2022 and 2021, we incurred net losses of $180.4 million and $117.2 million, respectively. As of November 30, 2022, we had an accumulated deficit of $401.3 million. These losses have resulted primarily from costs incurred in connection with research and development activities and general and administrative costs associated with our operations.

Table of Content
We do not expect to generate any revenue from commercial product sales unless and until we successfully complete development and obtain regulatory approval for one or more of our drug candidates, which we expect will take a number of years, if ever. We expect our expenses will increase substantially as we advance our drug candidates through preclinical and clinical development; enter advanced clinical development and scale up external manufacturing capabilities to supply clinical trials; apply our DELigase platform to advance additional drug candidates and expand the capabilities of our platform; seek marketing approvals for any drug candidates that successfully complete clinical trials; ultimately establish a sales, marketing and distribution infrastructure and scale up external manufacturing capabilities to commercialize any products for which we may obtain marketing approval; expand, maintain and protect our intellectual property portfolio; and hire additional clinical, regulatory, manufacturing, quality assurance and scientific personnel. Furthermore, we expect to continue incurring costs associated with operating as a public company, including significant legal, accounting, insurance, investor relations and other administrative and professional services expenses.
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
As of November 30, 2022, we had $373.0 million in cash, cash equivalents and marketable securities. We expect that our existing cash, cash equivalents and marketable securities are sufficient to fund our operations for at least the next 12 months. See the section titled “—Liquidity and Capital Resources” for more information. To finance our operations beyond that point, we will need to raise substantial additional capital to complete the development and commercialization of our drug candidates. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing and distribution arrangements. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans.
We are also subject to risks and uncertainties as a result of macroeconomic events and conditions, including inflation, increasing interest rates, increasing financial market volatility and uncertainty, the impact of war or military conflict, including the war in Ukraine, and public health pandemics. In particular, the COVID-19 pandemic, including the resurgence of cases relating to the spread of new variants, continues to impact worldwide economic activity and poses the risk that we or our employees, contractors, suppliers and other partners may be prevented from conducting business activities for an indefinite period of time, including due to shutdowns that may be requested or mandated by governmental authorities. While the impact of the COVID‑19 pandemic on our current operations has been minimal during the early stages of clinical development of our four lead drug candidates, the extent to which the COVID-19 pandemic and other macroeconomic factors, including increasing financial market volatility and uncertainty, will impact our business, financial condition, liquidity, access to capital, and results of operations in the future will depend on future developments that are highly uncertain and cannot be predicted at this time.
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

Table of Content
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
Internal research and development costs include:
• payroll and personnel expenses, including benefits, stock-based compensation and travel expenses, for our research and development functions; and
•depreciation of research and development equipment, allocated overhead and facilities-related expenses.
External research and development expenses consist primarily of costs incurred for the development of our drug candidates and may include:
•fees paid to third parties such as consultants, contractors and contract research organizations to conduct our clinical trials, discovery programs and preclinical studies;
•costs to acquire, develop and manufacture supplies for clinical trials and preclinical studies, including fees paid to third parties such as contract manufacturing organizations; and
•expenses related to laboratory supplies and services.
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
General and Administrative Expenses
General and administrative expenses consist primarily of payroll and personnel expenses, including benefits and stock-based compensation, facilities-related expenses and professional fees for legal, consulting and audit and tax services. We expect our general and administrative expenses to increase for the foreseeable future as we continue to improve our infrastructure and operate as a public company. This may include expenses related to compliance with the rules and regulations of the Securities and Exchange Commission (SEC) and listing standards applicable to companies listed on a national securities exchange, additional insurance, investor relations activities and other administrative and professional services. We also expect our intellectual property expenses to increase as we expand our intellectual property portfolio.
Interest and Other Income, Net
Interest and other income, net primarily consists of interest earned on our cash, cash equivalents and marketable securities. We expect interest income to vary each reporting period depending on our average bank deposit, money market fund and marketable securities balances during the period and market interest rates.
Provision for Income Taxes
The provision for income taxes primarily consists of reserves for unrecognized tax benefits and state taxes. We have generated NOLs since inception and have established a full valuation allowance against our deferred tax assets due to the uncertainty surrounding the realization of such assets.

Table of Content
Critical Accounting Policies and Estimates
Our accounting policies are more fully described in Note 2 of the consolidated financial statements to this Annual Report on Form 10-K. As disclosed in Note 2, the preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Actual results could differ significantly from those estimates. We believe that the following discussion addresses our most critical accounting policies, which are those that are most important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments.
Revenue Recognition
We recognize revenue when our customer obtains control of promised goods or services, in an amount that reflects the consideration which we expect to receive in exchange for those goods or services. To recognize revenue from a contract with a customer, we perform the following five steps:
(i)identify the contract(s) with a customer;
(ii)identify the performance obligations in the contract;
(iii)determine the transaction price;
(iv)allocate the transaction price to the performance obligations in the contract; and
(v)recognize revenue when (or as) we satisfy a performance obligation.
At contract inception, we assess the goods or services promised within each contract, whether each promised good or service is distinct, and determine those that are performance obligations. We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when or as the performance obligation is satisfied.
We enter into research and collaboration agreements under which we may obtain upfront payments, milestone payments, royalty payments and other fees. Promises under these arrangements may include research licenses, research services, including selection campaign research services for certain replacement targets, the obligation to share information during the research term and the participation of alliance managers and in joint research committees, joint patent committees and joint steering committees. We assess these promises within the context of the agreements to determine the performance obligations.
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
Milestone payments: At the inception of each arrangement that includes research, development or regulatory milestone payments, we evaluate whether the milestones are considered probable of being reached and estimate the amount to be included in the transaction price. We use the most likely amount method for research, development and regulatory milestone payments. Under the most likely amount method, an entity considers the single most likely amount in a range of possible consideration amounts. If it is probable that a significant revenue reversal would not occur, the associated milestone amount is included in the transaction price.
Customer options: Customer options, such as options granted to allow a licensee to extend a license or research term, to select additional research targets or to choose to research, develop and commercialize licensed compounds, are evaluated at contract inception to determine whether those options provide a material right (i.e., an optional good or service offered for free or at a discount) to the customer. If the customer options represent a material right, the material right is treated as a separate performance obligation at the outset of the arrangement. We allocate the transaction price to material rights based on the standalone selling price. As a practical alternative to estimating the standalone selling price of a material right when the underlying goods or services are both (i) similar to the original goods or services in the contract and (ii) provided in accordance with the terms of the original contract, we allocate the total amount of consideration expected to be received from the customer to the total goods or services expected to be provided to the customer. Amounts allocated to any material right are recognized as revenue when or as the related future goods or services are transferred or when the option expires.

Table of Content
For performance obligations satisfied over time, we recognize revenue using the cost-based input method and evaluate the measure of proportional performance each reporting period and, if necessary, adjust the measure of performance and related revenue recognition. To measure the proportional performance, we are required to make our best estimates of forecasted expenditures and development timelines, which are subject to uncertainties associated with pharmaceutical product development. Forecasted total expenditures are driven primarily by the number of full-time employees, and the assumptions over the number of full-time employees require significant management judgement. The number of full-time employees may change based on the progress and timing of our product development, and may be influenced by resource allocation decisions on internal programs and overall constraint on resources. The model is highly sensitive to changes in resources assigned over the research term. Forecasted total expenditures also include other direct costs related to product development, including third-party contract costs, and may also require management’s estimate of costs and market conditions that may impact costs.
Results of Operations
Comparison of the years ended November 30, 2022 and 2021
Our results of operations for the years ended November 30, 2022 and 2021 are summarized as follows (in thousands):

	Year ended November 30,
	2022	2021	Change
Collaboration revenue	$38,627	$29,750	$8,877
Operating expenses:
Research and development	184,497	116,434	68,063
General and administrative	37,997	31,202	6,795
Total operating expenses	222,494	147,636	74,858
Loss from operations	(183,867)	(117,886)	(65,981)
Interest and other income, net	3,507	823	2,684
Loss before income taxes	(180,360)	(117,063)	(63,297)
Provision for income taxes	—	131	(131)
Net loss	$(180,360)	$(117,194)	$(63,166)
Collaboration Revenue
Our collaboration revenue for the years ended November 30, 2022 and 2021 is summarized as follows (in thousands):

	Year ended November 30,
	2022	2021	Change
Gilead	$23,674	$16,578	$7,096
Sanofi	14,953	13,172	1,781
Total collaboration revenue	$38,627	$29,750	$8,877
Our collaboration revenue increased by $8.9 million during the year ended November 30, 2022 compared to the year ended November 30, 2021 primarily due to increased effort resulting in a higher percentage of completion of performance obligations under our collaborations with Gilead and Sanofi in the current period. The increases were also due to additions to the transaction price from the achievement of research milestones totaling $10.0 million from our collaboration with Gilead and $3.0 million from our collaboration with Sanofi that resulted in higher revenue recognized in each period and impacted the cumulative catch up in revenue for activities satisfied in previous periods. The increases were partially offset by increased overall forecasted costs for our collaboration with Sanofi primarily due to the target substitution in July 2022. The substitutions increased the overall forecasted costs and extended the research term of those targets, which offset the increases in revenue due to increased effort and resulted in less revenue recognized in the current period.

Table of Content
Research and Development Expenses
Our research and development expenses for the years ended November 30, 2022 and 2021 are summarized as follows (in thousands):

	Year ended November 30,
	2022	2021	Change
Compensation and related personnel costs	$65,336	$39,540	$25,796
Stock-based compensation	16,878	8,079	8,799
Supplies and contract research	47,814	37,676	10,138
Preclinical activities	5,912	2,757	3,155
Contract manufacturing	13,562	10,214	3,348
Clinical costs	13,887	6,236	7,651
Facility and other costs	21,108	11,932	9,176
Total research and development expenses	$184,497	$116,434	$68,063
Our research and development expense increased by $68.1 million during the year ended November 30, 2022 compared to the year ended November 30, 2021. There was an increase in compensation and related personnel costs and in non-cash stock-based compensation expense of $25.8 million and $8.8 million, respectively, that were primarily attributable to higher headcount. The increase in non-cash stock-based compensation expense was also attributable to the issuance of restricted stock units (RSUs) and incentive stock options. There was also an increase in contract manufacturing and clinical costs of $11.0 million primarily due to the ramping up of our clinical trial programs and ongoing patient enrollment, an increase in supplies and contract research costs of $10.1 million to support our programs and an increase in preclinical activities of $3.2 million. There was also an increase in facility and other costs of $9.2 million primarily due to the expansion of leased premises and additional investments in information technology.
General and Administrative Expenses
Our general and administrative expenses increased by $6.8 million during the year ended November 30, 2022, compared to the year ended November 30, 2021. There was an increase of $1.1 million in compensation related expenses and an increase of $3.6 million in non-cash stock-based compensation expense, both of which were primarily attributable to higher headcount. The increase in non-cash stock-based compensation expense was also attributable to the issuance of RSUs and incentive stock options. There was also an increase of $1.4 million primarily attributable to higher public relations, legal and software costs, offset by a decrease in accounting costs, and an increase of $0.7 million in facility and other costs.
Interest and Other Income, Net
Our interest and other income, net increased by $2.7 million during the year ended November 30, 2022, compared to the year ended November 30, 2021, primarily attributable to higher interest rates earning higher interest income on our deposits, money market funds and marketable securities.
Provision for Income Taxes
Our provision for income taxes decreased by $0.1 million during the year ended November 30, 2022, compared to the year ended November 30, 2021. There was no provision for income taxes for the year ended November 30, 2022. The provision for income taxes for the year ended November 30, 2021 was due to state taxes offset by a federal income tax refund.
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

Table of Content
In August 2021, we entered into an Equity Distribution Agreement with Piper Sandler & Co. (Piper Sandler) pursuant to which, from time to time, we may offer and sell through Piper Sandler up to $150.0 million of the common stock registered under the shelf registration statement pursuant to one or more “at the market” offerings. We are not required to sell any shares at any time during the term of the Equity Distribution Agreement. We agreed to pay Piper Sandler a commission of 3% of the gross sales price of any shares sold pursuant to the Equity Distribution Agreement. In June 2022, we issued and sold 2,000,000 shares of common stock under the Equity Distribution Agreement at a price of $10.0001 per share of common stock for net proceeds of approximately $19.3 million after deducting offering commissions and expenses paid by us (the June 2022 ATM Offering). As of November 30, 2022, we had $130.0 million of common stock remaining available for sale under the Equity Distribution Agreement.
In July 2022, we entered into separate securities purchase agreements with certain purchasers to issue and sell pre‑funded warrants to purchase an aggregate of 6,814,920 shares of our common stock in registered direct offerings (RDOs) at a price of $13.939 per pre-funded warrant. Net proceeds from the RDOs were approximately $94.8 million, after deducting offering expenses of $0.2 million. The pre-funded warrants were immediately exercisable, have an exercise price of $0.001 and may be exercised at any time after the date of issuance. A holder of the pre-funded warrants may not exercise the warrant if the holder, together with its affiliates, would beneficially own more than 9.99% of the number of shares of our common stock outstanding immediately after giving effect to such exercise. A holder of the pre-funded warrants may increase or decrease this percentage not in excess of 19.99% by providing us at least 61 days’ prior notice. As of November 30, 2022, all of the pre-funded warrants remained available for exercise.
Funding Requirements
As of November 30, 2022, our operations have primarily been funded through the net proceeds from equity offerings of $650.5 million and proceeds from collaborations of $312.5 million. We do not have any products approved for sale, and we have not generated any revenue from product sales. As of November 30, 2022, we had $373.0 million in cash, cash equivalents and marketable securities.
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
In the long term, our ability to support our working capital and capital expenditure requirements will depend on many factors, including the following:
•the progress, costs and results of our ongoing Phase 1 clinical trials for our lead drug candidates NX-2127, NX-1607, NX‑5948 and DeTIL-0255, and any future clinical development of such drug candidates;
•the scope, progress, costs and results of preclinical and clinical development for our other drug candidates and development programs;
•the number and development requirements of other drug candidates that we pursue;
•the scope of, and costs associated with, future advancements to our DELigase platform;
•the success of our collaborations with Sanofi, Gilead and any other collaborations we may establish;
•the costs, timing and outcome of regulatory review of our drug candidates;
•the costs and timing of future commercialization activities, including product manufacturing, marketing, sales and distribution, for any of our drug candidates for which we receive marketing approval;
•the revenue, if any, received from commercial sales of our drug candidates for which we receive marketing approval;
•the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims; and
•our ability to establish additional collaboration arrangements with other biotechnology or pharmaceutical companies on favorable terms, if at all, for the development or commercialization of our drug candidates.

Table of Content
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
As of November 30, 2022, our material cash requirements include the following contractual and other obligations (in thousands):

	Payments due by period
	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Operating lease obligations	$6,979	$11,753	$5,420	$22,556	$46,708
Total contractual obligations	$6,979	$11,753	$5,420	$22,556	$46,708
In addition, in the normal course of business we enter into agreements with contract research organizations for clinical trials and with vendors for preclinical studies and other services and products for operating purposes, which are generally cancelable upon written notice. These payments are not included in the table above.
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
Cash flows
Our cash flows for the years ended November 30, 2022 and 2021 are summarized as follows (in thousands):

	Year ended November 30,
	2022	2021
Cash used in operating activities	$(159,807)	$(84,365)
Cash (used in) provided by investing activities	27,198	(108,251)
Cash provided by financing activities	117,192	153,882
Net decrease in cash, cash equivalents and restricted cash	$(15,417)	$(38,734)
Operating activities
Net cash used in operating activities was $159.8 million for the year ended November 30, 2022 and consisted of our net loss of $180.4 million and an increase in net assets of $19.0 million, offset by non-cash adjustments of $39.6 million. The increase in net assets consisted primarily of a decrease in deferred revenue of $26.6 million as we increased effort in our programs and recognized revenue, a decrease in operating lease liabilities of $4.9 million due to payments made on operating leases and an increase in prepaid expenses and other assets of $1.1 million primarily related to increased prepaid clinical and contract manufacturing costs and software license costs, offset by an increase in accrued expenses and other liabilities of $7.5 million primarily related to the accrual of contract research, laboratory supplies and annual incentive compensation and a decrease in accounts receivable of $6.0 million related to payments received under the Gilead Agreement. Non-cash adjustments primarily consisted of stock-based compensation expenses of $28.1 million, amortization of operating lease right-of-use assets of $5.5 million and depreciation and amortization expenses of $5.3 million.

Table of Content
Net cash used in operating activities was $84.4 million for the year ended November 30, 2021 and consisted of a decrease in net assets of $9.1 million and non-cash adjustments of $23.7 million, offset by our net loss of $117.2 million. The decrease in net assets consisted primarily of an increase in deferred revenue of $14.3 million primarily related to proceeds received pursuant to the Sanofi Agreement and the Gilead Agreement, an increase in accrued expenses and other liabilities of $6.2 million primarily related to an increase in accrued compensation from higher incentive compensation and an increase in accrued contract research and lab supplies due to the growth in clinical development for our lead drug candidates and a decrease in income tax receivable of $3.6 million related to the collection of the NOL carryback claims as a result of the CARES Act. The decrease in net assets was offset by an increase in accounts receivable of $6.0 million related to a Gilead research milestone, an increase in prepaid expenses and other assets of $5.4 million primarily related to an increase in prepaid clinical costs and a decrease in operating lease liabilities of $5.1 million due to payments made on operating leases. Non-cash adjustments primarily consisted of stock-based compensation expenses of $15.8 million, amortization of operating lease right-of-use assets of $3.3 million and depreciation and amortization expenses of $2.8 million.
Investing activities
Net cash provided by investing activities was $27.2 million for the year ended November 30, 2022 and consisted of the maturity of marketable securities of $278.8 million, offset by the purchase of marketable securities of $239.4 million and purchases of property and equipment of $12.2 million.
Net cash used in investing activities was $108.3 million for the year ended November 30, 2021 and consisted of the purchase of investments of $348.5 million and purchases of property and equipment of $5.7 million, offset by the maturity of investments of $238.9 million and the sale of investments of $7.0 million.
Financing activities
Net cash provided by financing activities was $117.2 million for the year ended November 30, 2022 and consisted primarily of net proceeds from the issuance of pre-funded warrants in the RDOs of $94.8 million and from the issuance of common stock in the June 2022 ATM Offering of $19.4 million.
Net cash provided by financing activities was $153.9 million for the year ended November 30, 2021 and consisted primarily of proceeds from the issuance of common stock from the follow-on offering in March 2021.
Information About Segments
We currently operate in a single business segment. See additional information in our financial statements contained in Part II, Item 8 of this Annual Report on Form 10-K.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide this information.

Table of Content
Item 8. Financial Statements and Supplementary Data

Table of Content
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Nurix Therapeutics, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Nurix Therapeutics, Inc. and its subsidiaries (the “Company”) as of November 30, 2022 and 2021, and the related consolidated statements of operations, of comprehensive loss, of stockholders' equity and of cash flows for the years then ended, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of November 30, 2022 and 2021, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.
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
We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
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
Emphasis of Matter
As discussed in Note 1 to the consolidated financial statements, the Company will require substantial additional funding to support its continuing operations and pursue its long-term business plan. Management’s plans in regard to this matter are described in Note 1.
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
Revenue Recognition - Estimated Costs of Internal Full-Time Employees (FTEs)
As described in Note 3 to the consolidated financial statements, the Company’s consolidated revenue was $38.6 million for the year ended November 30, 2022 and was generated from the Company’s collaboration agreements. During the contract term, management uses a cost-based input method to recognize revenue based on the actual costs incurred as a percentage of total estimated costs as the Company completes its performance obligation under the contract. Costs consist primarily of internal FTE and third-party contract costs related to the collaboration agreements. The cumulative effect of revisions to estimated costs to complete the Company’s performance obligation is recorded in the period in which changes are identified and amounts can be reasonably estimated. Total estimated costs are primarily driven by the number of estimated FTEs, which requires significant management judgment.

Table of Content
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
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others, evaluating and testing management’s process for determining the estimated costs of internal FTEs, which included evaluating the reasonableness of the significant assumption related to the number of estimated FTEs, by (i) performing a comparison of management’s estimated costs of internal FTEs to the actual internal FTE costs; (ii) testing the completeness and accuracy of the data used by management in the estimate; (iii) evaluating management’s timely identification of changes in estimated costs of internal FTEs; and (iv) evaluating whether the estimate and assumption were consistent with evidence obtained in other areas of the audit.
/s/ PricewaterhouseCoopers LLP
San Jose, California
February 9, 2023
We have served as the Company’s auditor since 2014.

Table of Content
NURIX THERAPEUTICS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	November 30,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$64,474	$80,506
Marketable securities, current	244,667	215,214
Accounts receivable	—	6,000
Income tax receivable	—	204
Prepaid expenses and other current assets	9,308	9,194
Total current assets	318,449	311,118
Marketable securities, non-current	63,879	137,189
Operating lease right-of-use assets	12,345	14,005
Property and equipment, net	17,163	11,340
Restricted cash	901	286
Other assets	4,022	2,833
Total assets	$416,759	$476,771
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$5,064	$6,650
Accrued expenses and other current liabilities	22,428	14,549
Operating lease liabilities, current	5,530	3,847
Deferred revenue, current	37,633	41,212
Total current liabilities	70,655	66,258
Operating lease liabilities, net of current portion	6,434	9,189
Deferred revenue, net of current portion	35,974	59,022
Total liabilities	113,063	134,469
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.001 par value— 10,000,000 shares authorized as of November 30, 2022 and 2021; 0 shares issued and outstanding as of November 30, 2022 and 2021	—	—
Common stock, $0.001 par value— 500,000,000 shares authorized as of November 30, 2022 and 2021; 47,172,299 and 44,664,371 shares issued and outstanding as of November 30, 2022 and 2021, respectively	47	45
Additional paid-in capital	709,220	563,757
Accumulated other comprehensive loss	(4,319)	(608)
Accumulated deficit	(401,252)	(220,892)
Total stockholders’ equity	303,696	342,302
Total liabilities and stockholders’ equity	$416,759	$476,771
The accompanying notes are an integral part of these consolidated financial statements.

Table of Content
NURIX THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Year Ended November 30,
	2022	2021
Collaboration revenue	$38,627	$29,750
Operating expenses:
Research and development	184,497	116,434
General and administrative	37,997	31,202
Total operating expenses	222,494	147,636
Loss from operations	(183,867)	(117,886)
Interest and other income, net	3,507	823
Loss before income taxes	(180,360)	(117,063)
Provision for income taxes	—	131
Net loss	$(180,360)	$(117,194)
Net loss per share, basic and diluted	$(3.71)	$(2.73)
Weighted-average number of shares outstanding, basic and diluted	48,607,990	42,895,383
The accompanying notes are an integral part of these consolidated financial statements.

Table of Content
NURIX THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Year Ended November 30,
	2022	2021
Net loss	$(180,360)	$(117,194)
Other comprehensive loss, net of tax:
Unrealized loss on available-for-sale marketable securities	(3,711)	(695)
Total comprehensive loss	$(184,071)	$(117,889)
The accompanying notes are an integral part of these consolidated financial statements.

Table of Content
NURIX THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)

	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Shares	Amount
Balance as of November 30, 2020	38,864,872	$39	$393,841	$87	$(103,698)	$290,269
Issuance of common stock in connection with equity offering, net of offering costs of $643	5,175,000	5	150,152	—	—	150,157
Exercise of stock options	522,006	1	1,665	—	—	1,666
Repurchase of unvested early exercised stock options	(971)	—	—	—	—	—
Vesting of early exercised stock options	—	—	239	—	—	239
Issuance under employee stock purchase plan	103,464	—	2,060	—	—	2,060
Stock-based compensation	—	—	15,800	—	—	15,800
Unrealized loss on available-for-sale marketable securities	—	—	—	(695)	—	(695)
Net loss	—	—	—	—	(117,194)	(117,194)
Balance as of November 30, 2021	44,664,371	45	563,757	(608)	(220,892)	342,302
Issuance of pre-funded warrants, net of issuance costs of $234	—	—	94,759	—	—	94,759
Issuance of common stock in "at the market" financing, net of issuance costs of $672	2,000,000	2	19,326	—	—	19,328
Exercise of stock options	325,596	—	1,078	—	—	1,078
Vesting of restricted stock units	46,028	—	—	—	—	—
Vesting of early exercised stock options	—	—	145	—	—	145
Issuance under employee stock purchase plan	136,304	—	1,955	—	—	1,955
Stock-based compensation	—	—	28,200	—	—	28,200
Unrealized loss on available-for-sale marketable securities	—	—	—	(3,711)	—	(3,711)
Net loss	—	—	—	—	(180,360)	(180,360)
Balance as of November 30, 2022	47,172,299	$47	$709,220	$(4,319)	$(401,252)	$303,696
The accompanying notes are an integral part of these consolidated financial statements.

Table of Content
NURIX THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended November 30,
	2022	2021
Cash flows from operating activities
Net loss	$(180,360)	$(117,194)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,349	2,790
Stock-based compensation	28,131	15,800
Net amortization of premium on marketable securities	426	1,706
Loss on disposal of property and equipment	9	128
Amortization of operating lease right-of-use assets	5,459	3,292
Other	201	—
Changes in operating assets and liabilities:
Accounts receivable	6,000	(6,000)
Income tax receivable	—	3,642
Prepaid expenses and other assets	(1,094)	(5,442)
Accounts payable	85	1,589
Deferred revenue	(26,627)	14,250
Operating lease liabilities	(4,871)	(5,144)
Accrued expenses and other liabilities	7,485	6,218
Net cash used in operating activities	(159,807)	(84,365)
Cash flows from investing activities
Purchases of marketable securities	(239,366)	(348,497)
Sales of marketable securities	—	6,994
Maturities of marketable securities	278,808	238,913
Purchases of property and equipment	(12,244)	(5,661)
Net cash provided by (used in) investing activities	27,198	(108,251)
Cash flows from financing activities
Proceeds from issuances of pre-funded warrants, net of issuance costs	94,759	—
Proceeds from issuances of common stock in equity financing, net of issuance costs	19,400	150,157
Proceeds from exercise of stock options	1,078	1,666
Proceeds from issuance under employee stock purchase plan	1,955	2,060
Repurchase of unvested early exercised stock options	—	(1)
Net cash provided by financing activities	117,192	153,882
Net decrease in cash, cash equivalents and restricted cash	(15,417)	(38,734)
Cash, cash equivalents and restricted cash at beginning of period	80,792	119,526
Cash, cash equivalents and restricted cash at end of period	$65,375	$80,792
Supplementary disclosures of cash flow information:
Cash paid for income taxes	$—	$481
Supplemental disclosures of non-cash investing and financing activities:
Additions to property and equipment included in accounts payable and accrued expenses and other liabilities	$1,373	$2,505
Capitalized stock-based compensation related to internal-use software development	$69	$—
Vesting of early exercised stock options	$145	$239
Deferred issuance costs recognized related to equity financing	$72	$—

	As of November 30,
	2022	2021
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$64,474	$80,506
Restricted cash	901	286
Cash, cash equivalents and restricted cash	$65,375	$80,792
The accompanying notes are an integral part of these consolidated financial statements.

Table of Content
NURIX THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Organization
Description of Business
Nurix Therapeutics, Inc. (the Company), was incorporated in the state of Delaware on August 27, 2009 and is headquartered in San Francisco, California. The Company is a clinical stage biopharmaceutical company focused on the discovery, development and commercialization of small molecule and cell therapies based on the modulation of cellular protein levels as a novel treatment approach for cancer and other challenging diseases. Leveraging the Company’s expertise in E3 ligases together with its proprietary DNA-encoded libraries, the Company has built DELigase, an integrated discovery platform to identify and advance novel drug candidates targeting E3 ligases, a broad class of enzymes that can modulate proteins within the cell. The Company’s drug discovery approach is to either harness or inhibit the natural function of E3 ligases within the ubiquitin-proteasome system to selectively decrease or increase cellular protein levels. The Company’s wholly owned, clinical stage pipeline includes targeted protein degraders of Bruton’s tyrosine kinase, a B-cell signaling protein, and inhibitors of Casitas B-lineage lymphoma proto-oncogene B, an E3 ligase that regulates activation of multiple immune cell types including T cells and NK cells. The Company’s partnered drug discovery pipeline consists of ten programs under collaboration agreements with Sanofi S.A. (Sanofi) and Gilead Sciences, Inc. (Gilead), within which the Company retains options for co-development and co-commercialization rights in the United States for up to four drug candidates.
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
Equity Distribution Agreement
In August 2021, the Company filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission (SEC) which was amended in February 2023. This shelf registration statement, which includes a base prospectus, allows the Company at any time to offer and sell up to $450.0 million of the Company’s registered common stock, preferred stock, debt securities, warrants, subscriptions rights and or units or any combination of securities described in the prospectus in one or more offerings. In addition, in August 2021, the Company entered into an Equity Distribution Agreement with Piper Sandler & Co. (Piper Sandler) pursuant to which, from time to time, the Company may offer and sell through Piper Sandler up to $150.0 million of the common stock registered under the shelf registration statement pursuant to one or more “at the market” offerings.
The Company is not required to sell any shares at any time during the term of the Equity Distribution Agreement. The Company agreed to pay Piper Sandler a commission of 3% of the gross sales price of any shares sold pursuant to the Equity Distribution Agreement. In June 2022, the Company issued and sold 2,000,000 shares of common stock under the Equity Distribution Agreement at a price of $10.0001 per share of common stock for net proceeds of approximately $19.3 million, after deducting offering commissions and expenses paid by the Company. As of November 30, 2022, the Company had $130.0 million of common stock remaining available for sale under the Equity Distribution Agreement.
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

Table of Content
Liquidity and Management Plans
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As of November 30, 2022, the Company had cash, cash equivalents and short-term marketable securities of $309.1 million, working capital of $247.8 million and an accumulated deficit of $401.3 million. The Company’s operations have historically been financed through the issuance of common stock, redeemable convertible preferred stock and pre-funded warrants and proceeds received under the Company’s collaboration and license agreements. Since inception, the Company has generally incurred significant losses and negative net cash flows from operations. The Company does not expect its existing cash, cash equivalents and marketable securities to be sufficient to fund the completion of its clinical trials through commercialization and will need substantial additional funding to support its continuing operations and pursue its long-term business plan. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales of its drug candidates currently in development.
Management believes that its cash, cash equivalents and short-term marketable securities are sufficient to continue operating activities for at least 12 months following the issuance date of these consolidated financial statements. Future capital requirements will depend on many factors, including the timing and extent of spending on research and development and payments the Company may receive under its collaboration agreements with Sanofi and Gilead or future collaboration agreements, if any. There can be no assurance that, in the event the Company requires additional financing, such financing will be available at terms acceptable to the Company if at all. If additional capital is not available, failure to generate sufficient cash flows from operations, raise additional capital and reduce discretionary spending could have a material adverse effect on the Company’s ability to achieve its intended business objectives.
2. Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The Company’s consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) and include the accounts of the Company and its wholly owned subsidiaries, including DeCART Therapeutics Inc., which was legally dissolved in July 2022. All intercompany balances and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified for consistency with the current year cash flow presentation. The reclassification did not impact total cash flow from operating, investing or financing activities.
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

Table of Content
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
Moreover, the Company is subject to risks and uncertainties as a result of the current COVID-19 pandemic and increasing financial market volatility and uncertainty. The COVID-19 pandemic, including the resurgence of cases relating to the spread of new variants, continues to impact worldwide economic activity and poses the risk that the Company or its employees, contractors, suppliers and other partners may be prevented from conducting business activities for an indefinite period of time, including due to shutdowns that may be requested or mandated by governmental authorities. The extent to which the COVID-19 pandemic and increasing financial market volatility and uncertainty will impact the Company’s business will depend on future developments that are highly uncertain and cannot be predicted at this time.
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The extent to which the COVID-19 pandemic and the increasing financial market volatility and uncertainty may directly or indirectly impact the Company’s financial statements is highly uncertain and subject to change. Management considered the potential impact of the COVID-19 pandemic on its estimates and assumptions and there was not a material impact to the Company’s consolidated financial statements as of and for the year ended November 30, 2022; however, actual results could differ from those estimates and there may be changes to management’s estimates in future periods.
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
Cash and Cash Equivalents
The Company considers all highly liquid marketable securities with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents, which consist of money market funds, are stated at fair value.
Restricted Cash
The Company had $0.9 million and $0.3 million of restricted cash recorded as a non-current asset as of November 30, 2022 and 2021, respectively. Restricted cash as of November 30, 2022 consisted of $0.1 million that serves as collateral for a business credit card account and $0.8 million for letters of credit required under operating leases. Restricted cash as of November 30, 2021 consisted of $0.1 million that serves as collateral for a business credit card account and $0.2 million for a letter of credit required under an operating lease. These balances are included within the cash, cash equivalents and restricted cash balance in the accompanying consolidated statements of cash flows.
Fair Value of Financial Instruments
The carrying amounts of the Company’s financial instruments, including cash equivalents, accounts payable and accrued liabilities included in the Company’s consolidated financial statements approximate their fair value due to the nature of the financial instruments. Refer to Note 5 for more information regarding the fair value of the Company’s marketable securities.

Table of Content
Marketable Securities
Marketable securities consist of money market funds, U.S. Treasuries, corporate debt securities, U.S. government agency securities, corporate commercial paper, foreign government securities and municipal securities. The Company’s marketable securities are classified as available-for-sale and carried at estimated fair values and reported in cash equivalents, short-term marketable securities or long-term marketable securities. Management determines the appropriate classification of the marketable securities at the time they are acquired and evaluates the appropriateness of such classifications at each consolidated balance sheet date. Marketable securities with contractual maturities greater than 12 months are considered long-term marketable securities.
The Company regularly reviews its marketable securities for declines in estimated fair value below amortized cost. The factors considered in determining whether a credit loss exists include the creditworthiness of the security issuers, the number of marketable securities in an unrealized loss position, the severity and duration of the unrealized losses, and whether it is more likely than not that the Company will be required to sell the marketable securities before the recovery of their amortized cost basis. The cost of marketable securities sold is based on the specific identification method. In circumstances when an unrealized loss is determined to be credit-related, or when the Company intends to sell or is more likely than not required to sell a security before it recovers its amortized cost basis, the difference between the fair value and the amortized cost of the security is recognized as interest and other income, net in the consolidated statements of operations, and an allowance for credit loss is recorded on the consolidated balance sheet. In circumstances when the decline in fair value is non-credit related, the difference is reported in accumulated other comprehensive income (loss), net of tax as a separate component of stockholders’ equity.
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

Table of Content
Long-Lived Assets
Long-lived assets, such as property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. If circumstances require a long-lived asset or asset group to be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. There were no such impairment losses during the years ended November 30, 2022 and 2021.
Deferred Offering Costs
The Company capitalizes within other assets certain legal, accounting and other third-party fees that are directly related to the Company’s in-process equity financings, including the IPO, until such financings are consummated. After consummation of an equity financing, these costs are recorded in stockholder’s equity as a reduction of additional paid-in capital generated as a result of the offering. Should a planned equity financing be abandoned, terminated or significantly delayed, the deferred offering costs are immediately written off to operating expenses. As of both November 30, 2022 and 2021, there was $0.5 million of deferred offering costs included in other assets on the consolidated balance sheet.
Revenue Recognition
The Company recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the Company expects to receive in exchange for those goods or services. To recognize revenue from a contract with a customer, the Company performs the following five steps:
(i)identify the contract(s) with a customer;
(ii)identify the performance obligations in the contract;
(iii)determine the transaction price;
(iv)allocate the transaction price to the performance obligations in the contract; and
(v)recognize revenue when (or as) the Company satisfies a performance obligation.
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

Table of Content
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
Deferred revenue, which is a contract liability, represents amounts received by the Company for which the related revenues have not been recognized because one or more of the revenue recognition criteria have not been met. The current portion of deferred revenue represents the amount to be recognized within one year from the consolidated balance sheet date based on the estimated performance period of the underlying performance obligation. The non-current portion of deferred revenue represents amounts to be recognized after one year through the end of the performance period of the performance obligation.
All revenue was derived from customers located in the United States during the years ended November 30, 2022 and 2021.
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
Stock-Based Compensation
The Company accounts for stock-based compensation using a fair value-based method, which requires the recognition of compensation expense for costs related to all stock-based payments including stock options, restricted stock units (RSUs) and purchase rights under the Company’s Employee Stock Purchase Plan (ESPP). The Company estimates the fair value of stock options and purchase rights granted under the ESPP on the date of grant using the Black-Scholes option pricing model, which is impacted by the fair value of the Company’s common stock, as well as changes in assumptions regarding a number of highly complex and subjective variables. The model requires management to make a number of assumptions including expected volatility, expected term, risk-free interest rate and expected dividend yield. Prior to its IPO, the fair value of the Company’s common stock was determined by the Company’s board of directors with assistance from management and an independent third-party valuation firm, using significant judgment and several factors including important developments in the Company’s operations, sales of redeemable convertible preferred stock and the lack of liquidity of the common stock. Subsequent to the IPO, the Company determines the fair value of stock options, RSUs and purchase rights under the ESPP using the market closing price of the Company’s common stock on the date of grant.

Table of Content
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
Comprehensive loss
Comprehensive loss represents the net loss for the period and other comprehensive income (loss). Other comprehensive income (loss) reflects certain gains and losses that are recorded as a component of stockholders’ equity (deficit) and are not reflected in the consolidated statements of operations. The Company’s other comprehensive income (loss) consists of changes in unrealized gains and losses on available-for-sale marketable securities.
Net loss per share
Basic net loss per share is calculated by dividing the net loss by the weighted-average number of shares of common stock (including non-voting common stock and pre-funded warrants) outstanding during the period, without consideration for all other common stock equivalents. Shares of common stock into which the pre-funded warrants may be exercised are considered outstanding for the purposes of computing net loss per share because the shares may be issued for little or no consideration, are fully vested and are exercisable after the original issuance date. Diluted net loss is calculated by dividing the net loss by the weighted-average number of common stock and potentially dilutive securities outstanding for the period. For purposes of the diluted net loss per share calculation, options to purchase common stock, options early exercised subject to vesting, RSUs and shares expected to be purchased under the ESPP are considered to be potentially dilutive securities. Diluted net loss per share is the same as basic net loss per share, since the effects of potentially dilutive securities are antidilutive given the net loss for each period presented.
Recently Adopted Accounting Pronouncements
In December 2019, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) No. 2019‑12, Income Taxes (Topic 740)—Simplifying the Accounting for Income Taxes (ASU 2019-12), which is intended to simplify accounting for income taxes and eliminate certain exceptions from Topic 740 related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. ASU 2019-12 also requires the amount of tax that is based on income to be accounted for under Topic 740 as an income-based tax, with any incremental amount accounted for as a non-income-based tax recognized entirely in the period incurred. The Company adopted ASU 2019-12 as of December 1, 2021 using the modified retrospective method, and recognized an immaterial non-income-based tax within operating expenses in the current period. The adoption had no other impact on the Company’s consolidated financial statements.
3. Collaboration Agreements
Gilead
In June 2019, the Company entered into a global strategic collaboration agreement with Gilead (as subsequently amended, the Gilead Agreement) to discover, develop and commercialize a pipeline of targeted protein degradation drugs for patients with cancer and other challenging diseases using the Company’s DELigase platform to identify novel agents that utilize E3 ligases to induce degradation of five specified drug targets. In August 2019 and September 2022, the Company entered into the First Amendment and the Second Amendment, respectively, to the Gilead Agreement to clarify certain language of the Gilead Agreement. These amendments had no impact on revenue recognition.

Table of Content
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
Over time, Gilead may elect to replace the initial drug targets with other drug targets. For drug targets that are subject to the collaboration, the Company is obligated to use commercially reasonable efforts to undertake a research program in accordance with a research plan agreed to by the parties and established on a target-by-target basis. The Company has primary responsibility under the Gilead Agreement for performing preclinical research activities (including target validation, drug discovery, identification or synthesis) pursuant to a research plan. Each party will bear its own costs in the conduct of research activities. Gilead will be responsible for any development, commercialization and manufacturing activities, unless the Company exercises its co-development and co-promotion option. For those programs that the Company exercises its option to co-develop and co-promote, the Company and Gilead will split U.S. development costs as well as U.S. profits and losses evenly, and the Company will be eligible to receive royalties on net ex-U.S. sales and reduced milestone payments.
Upon signing the Gilead Agreement, Gilead paid the Company an upfront payment of $45.0 million plus $3.0 million in additional fees. In addition, from the signing of the Gilead Agreement to November 30, 2022, the Company has received payments of $34.5 million for research milestones and additional payments. As of November 30, 2022, the Company is eligible to receive up to approximately $2.3 billion in total additional payments, including up to $667.5 million upon the achievement of specified development milestones, up to $1.5 billion upon the achievement of specified sales milestones, subject to reduction for any product for which the Company exercises its option to co-develop and co-promote, and up to $136.8 million in certain additional fees related to target licensing, reservation and selection and research term extensions. In addition, the Company is eligible to receive tiered royalties from mid-single digit to low tens percentages on annual net sales from any commercial products directed to the optioned collaboration targets, subject to certain reductions and excluding sales in the United States of any products for which the Company exercises its option to co-develop and co-promote, for which the Company and Gilead share profits and losses evenly.
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
The Company identified the following promises in the Gilead Agreement: (1) the research licenses, (2) the research services, including selection campaign research services for certain replacement targets and (3) the obligation to share information during the research term and to participate in the joint research committee and joint steering committee. The Company determined that the research licenses are not capable of being distinct due to the specialized nature of the research services to be provided by the Company, and, accordingly, this promise was combined with the research services and participation in the joint research committee as one single performance obligation. The Company concluded that, at the inception of the Gilead Agreement, Gilead’s options to obtain an exclusive development, manufacturing and commercialization license for each collaboration target, to extend the five-year research term and to perform selection campaign research services for certain replacement targets do not represent material rights and are not considered performance obligations because they do not contain a significant and incremental discount. The Company concluded that Gilead’s target reservation right is not a performance obligation as it does not require any specific action from the Company and it is rather an exclusivity right and an attribute of other performance obligations in the Gilead Agreement, such as the research licenses.

Table of Content
In order to determine the transaction price, the Company evaluated all the payments to be received during the duration of the contract. Certain milestones and additional fees were considered variable consideration, which were not included in the transaction price based on the most likely amount method as of November 30, 2022. The Company will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur. The Company determined that the transaction price at the inception of the Gilead Agreement consists of the upfront payment of $45.0 million and $3.0 million in additional fees. Upon the achievement of research milestones and fees added related to target reservations, $34.5 million in variable consideration was added to the transaction price, and a cumulative effect was recorded as revenue in the period the transaction price increased. The transaction price is recognized as collaboration revenue using the cost-based input method over the estimated contract term of five years. The contract term was determined to be the five-year initial research term which represents the estimated timing of completion of the identified deliverables. Additionally, the Company considered the impact of Gilead terminating the Gilead Agreement prior to the completion of the research services during the initial five-year research term and determined that there were significant economic costs to Gilead for doing so, and as such, did not adjust the contract term.
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
For the year ended November 30, 2022, the Company recognized collaboration revenue related to the Gilead Agreement of $23.7 million, of which $18.4 million was included in deferred revenue as of November 30, 2021, and $4.0 million was related to performance obligations satisfied in previous periods. For the year ended November 30, 2021, the Company recognized collaboration revenue related to the Gilead Agreement of $16.6 million, of which $11.1 million was included in deferred revenue as of November 30, 2020, and $3.1 million was related to performance obligations satisfied in previous periods. As of November 30, 2022, deferred revenue related to the Gilead Agreement was $27.4 million, of which $18.2 million was current. As of November 30, 2021, deferred revenue related to the Gilead Agreement was $41.1 million, of which $19.9 million was current. Additionally, as of November 30, 2021, $6.0 million was included in accounts receivable which represents the billed revenue related to the research milestone recognized in November 2021.
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
In January 2021, the Company and Sanofi entered into the First Amendment to the Sanofi Agreement to modify the research term on all targets (the First Sanofi Amendment). Over time and subject to certain limitations, Sanofi may elect to replace the drug targets with other reserved targets. In December 2021, the Company and Sanofi entered into the Second Amendment to the Sanofi Agreement to extend the substitution deadline on certain targets. In July 2022, the Company entered into the Third Amendment to the Sanofi Agreement to further extend the substitution deadline on certain targets. The extensions of the substitution deadline had no impact on revenue recognition. Also in July 2022, Sanofi elected to replace certain drug targets, and the substitution extended the research term of those targets by one year to 5.25 years and increased overall forecasted costs, which had an immaterial impact on revenue recognition. In August 2022, the Company entered into the Fourth Amendment to the Sanofi Agreement to modify the research plan for a certain target, which had no impact on revenue recognition.
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

Table of Content
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
Upon signing the Sanofi Agreement, Sanofi paid the Company an upfront payment of $55.0 million. Subsequently, in January 2021, Sanofi paid the Company an additional $22.0 million to exercise its option to expand the number of targets beyond the initial targets included in the collaboration. In addition, from the signing of the Sanofi Agreement to November 30, 2022, the Company has received payments of $3.0 million for research milestones. As of November 30, 2022, the Company is eligible to receive up to approximately $2.5 billion in total payments, including payments of up to $496.0 million upon the achievement of specified development milestones, up to $625.0 million upon the achievement of specified regulatory milestones and up to $1.3 billion upon the achievement of certain sales milestones, as well as up to $126.5 million in certain additional fees related to target licensing and reservation. In addition, the Company is eligible to receive tiered royalties ranging from mid-single digit to low teen percentages on annual net sales of any commercial products that may result from the collaboration, subject to certain reductions and excluding sales in the United States of any products for which the Company exercises its option to co-develop and co-promote, for which the parties share profits and losses evenly.
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
In order to determine the transaction price, the Company evaluated all the payments to be received during the duration of the contract. Milestone and additional fees were considered variable consideration, which were not included in the transaction price based on the most likely amount method as of November 30, 2022. The Company will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur. At the inception of the Sanofi Agreement, the Company determined that the transaction price consists of the upfront payment of $55.0 million. To account for the material right related to the two additional targets, instead of determining the standalone selling price for the option directly, the Company applied the practical alternative to allocating the transaction price by determining the consideration that it expects to receive in exchange for the research activities that it expects to provide on the two additional targets for a total of five targets. The practical alternative can be applied as the research activities for the two additional targets are similar to the research activities for the initial three targets. Consequently, for the purpose of applying the practical alternative to estimating the standalone selling price of the material right, an expected consideration of $77.0 million was used for revenue recognition allocation, which represents the $55.0 million paid upfront for the three initial drug targets, and the $22.0 million for the additional consideration related to two additional targets which was included as part of applying the practical alternative, and for which Sanofi subsequently exercised its option to expand the collaboration to include. Subsequently, upon the achievement of research milestones, $4.0 million in variable consideration was added to the transaction price, which includes $1.0 million added during the three months ended November 30, 2022, and a cumulative effect was recorded as revenue in the period the transaction price increased. Revenue is recognized using the cost-based input method over the research term of 4.25 years, the revised research period that was agreed to in January 2021 in the First Sanofi Amendment, for certain targets, and 5.25 years, the revised research period due to the target substitutions in July 2022, for certain other targets.

Table of Content
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
For the year ended November 30, 2022, the Company recognized collaboration revenue related to the Sanofi Agreement of $15.0 million, of which $14.0 million was included in deferred revenue as of November 30, 2021, and $0.6 million was related to performance obligations satisfied in previous periods. For the year ended November 30, 2021, the Company recognized collaboration revenue related to the Sanofi Agreement of $13.2 million, of which $13.0 million was included in deferred revenue as of November 30, 2020, and $0.1 million was related to performance obligations satisfied in previous periods. As of November 30, 2022, deferred revenue related to the Sanofi Agreement was $46.2 million, of which $19.4 million was current and includes $1.0 million in contract assets representing the unbilled amount related to the research milestone recognized in November 2022. As of November 30, 2021, deferred revenue related to the Sanofi Agreement was $59.2 million, of which $21.3 million was current.
4. Consolidated Balance Sheet Components
Property and Equipment, Net
Property and equipment, net, consisted of the following (in thousands):

	November 30,
	2022	2021
Laboratory equipment	$26,385	$18,321
Leasehold improvements	3,825	3,083
Computer equipment	786	538
Furniture and fixtures	452	437
Software	4,688	3,349
Software in progress	697	491
Total property and equipment, gross	36,833	26,219
Less: Accumulated depreciation and amortization	(19,670)	(14,879)
Total property and equipment, net	$17,163	$11,340
For the years ended November 30, 2022 and 2021, depreciation and amortization expense was $5.3 million and $2.8 million, respectively, which includes amortization expense related to capitalized internal-use software of $1.2 million and $0.8 million, respectively. All long-lived assets are maintained in the United States.
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	November 30,
	2022	2021
Accrued compensation	$13,164	$8,854
Accrued contract research and lab supplies	6,426	4,158
Accrued professional services	1,250	803
Accrued taxes	85	75
Other	1,503	659
Total accrued expenses and other current liabilities	$22,428	$14,549

Table of Content
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
The following tables present the Company’s investments, which consist of cash equivalents and available-for-sale marketable securities, that are measured at fair value on a recurring basis as of November 30, 2022 and 2021 (in thousands):

November 30, 2022	Level	Amortized cost	Unrealized gain	Unrealized loss	Estimated fair value
Money market funds	Level 1	$59,452	$—	$—	$59,452
U.S. treasury securities	Level 1	75,322	—	(1,120)	74,202
Corporate debt securities	Level 2	81,026	—	(1,279)	79,747
U.S. government agency securities	Level 2	8,998	—	(135)	8,863
Corporate commercial paper	Level 2	74,896	—	—	74,896
Foreign government securities	Level 2	7,051	—	(92)	6,959
Long-term marketable securities:
U.S. treasury securities	Level 1	5,779	—	(98)	5,681
Corporate debt securities	Level 2	3,492	—	(217)	3,275
U.S. government agency securities	Level 2	56,301	1	(1,379)	54,923
Total		$372,317	$1	$(4,320)	$367,998
Included in cash and cash equivalents		$59,452	$—	$—	$59,452
Included in marketable securities, current		$247,293	$—	$(2,626)	$244,667
Included in marketable securities, non-current		$65,572	$1	$(1,694)	$63,879

Table of Content

November 30, 2021	Level	Amortized cost	Unrealized gain	Unrealized loss	Estimated fair value
Money market funds	Level 1	$73,438	$—	$—	$73,438
U.S. treasury securities	Level 1	20,608	—	(9)	20,599
Corporate debt securities	Level 2	46,599	1	(54)	46,546
U.S. government agency securities	Level 2	16,496	1	(14)	16,483
Corporate commercial paper	Level 2	121,495	—	—	121,495
Municipal securities	Level 2	10,082	9	—	10,091
Long-term marketable securities:
U.S. treasury securities	Level 1	39,932	—	(85)	39,847
Corporate debt securities	Level 2	74,334	—	(365)	73,969
U.S. government agency securities	Level 2	16,236	—	(67)	16,169
Municipal securities	Level 2	7,229	—	(25)	7,204
Total		$426,449	$11	$(619)	$425,841
Included in cash and cash equivalents		$73,438	$—	$—	$73,438
Included in marketable securities, current		$215,280	$11	$(77)	$215,214
Included in marketable securities, non-current		$137,731	$—	$(542)	$137,189
As of November 30, 2022 and 2021, the accrued interest receivable related to the Company’s marketable securities was $1.1 million and $0.9 million, respectively, and was included in prepaid expenses and other current assets on the consolidated balance sheet. Long-term marketable securities held by the Company generally mature within two years from the balance sheet date.
The Company classifies its money market funds and U.S. treasury securities, which are valued based on quoted market prices in active markets with no valuation adjustment, as Level 1 assets within the fair value hierarchy.
The Company classifies its marketable securities in corporate debt securities, U.S. government agency securities, corporate commercial paper, foreign government securities and municipal securities as Level 2 assets within the fair value hierarchy. The fair values of these marketable securities are estimated by taking into consideration valuations obtained from third-party pricing services. The pricing services utilize industry standard valuation models, including both income- and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of and broker/dealer quotes on the same or similar securities, issuer credit spreads, benchmark securities, prepayment/default projections based on historical data and other observable inputs. There were no transfers of financial instruments between valuation levels during the years ended November 30, 2022 and 2021.
As of November 30, 2022 and 2021, the unrealized losses for available-for-sale marketable securities were non-credit related, and the Company does not intend to sell the securities that were in an unrealized loss position, nor will it be required to sell those securities before recovery of their amortized cost basis, which may be maturity. As of November 30, 2022 and 2021, no allowance for credit losses for the Company’s marketable securities was recorded. During the years ended November 30, 2022 and 2021, the Company did not recognize any impairment losses related to marketable securities.
6. Commitments and Contingencies
Legal Proceedings
From time to time, the Company may be involved in legal proceedings in the ordinary course of business. The Company accrues a liability for such matters when it is probable that future expenditures will be made and that such expenditures can be reasonably estimated. Significant judgment is required to determine both probability and the estimated amount. Legal fees and other costs associated with such actions are expensed as incurred. As of November 30, 2022, the Company was not a party to any material legal proceedings.

Table of Content
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
Operating Leases
The Company leases office and laboratory facilities totaling approximately 57,902 square feet within the same building in San Francisco, California under several lease agreements. The terms of these lease agreements expire on April 30, 2025. The Company has an option to renew these leases for an additional two years, which has not been included in the lease term used to calculate the right-of-use asset and lease liability as it is not reasonably certain that the Company will exercise this option. The Company is required to pay base rent plus the tenant’s proportionate share of operating expenses as defined in the lease agreement.
In July 2021, the Company entered into a lease agreement for the lease of approximately 19,320 square feet of office space in a different building in San Francisco, California. The lease commenced on December 1, 2021 and will expire on June 30, 2024, unless terminated earlier. The Company is required to pay base rent plus the tenant’s proportionate share of operating expenses as defined in the lease agreement.
The leased premises were subject to additional variable lease payments related to landlord-owned improvements which were not estimable at lease inception. The right-of-use assets recognized in exchange for lease obligations for these additional variable lease payments were $1.2 million and $0.3 million for the years ended November 30, 2022 and 2021, respectively.
In March 2022, the Company entered into a lease agreement for the lease of approximately 46,434 square feet of office space in The Woodlands, Texas, for a research and development laboratory and related uses. The Company obtained access to the premise on August 1, 2022 to commence construction of landlord-owned improvements, and the lease is expected to commence in fiscal year 2023 when the underlying assets become available for use and will expire on March 1, 2035, unless terminated earlier. The Company has an option to renew for two additional terms of five years each, and it is not reasonably certain that the Company will exercise this option. The minimum rent payable by the Company under the lease will be approximately $205,000 per month, beginning on March 1, 2023, which amount will increase by 3% per year over the term of the lease; provided that, for the period between March 1, 2023 and February 29, 2024, the minimum rent payable by the Company under the lease will be approximately $154,000 per month. The Company will also be responsible for the payment of the tenant’s proportionate share of operating expenses as defined in the lease agreement.
Operating lease expenses, excluding additional rent charges for utilities, maintenance and real estate taxes, were $5.9 million and $3.8 million for the years ended November 30, 2022 and 2021, respectively. Short-term lease expense was not material for all periods presented. As of November 30, 2022, the weighted average remaining lease term was 2.2 years and the weighted average discount rate was 2.98%.

Table of Content
Other information related to leases were as follows (in thousands):

	Year Ended November 30,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Cash flows from operating leases	$6,578	$4,026
Supplemental disclosures of non-cash investing and financing activities:
Right-of-use assets recognized in exchange for lease obligations	$5,068	$2,371
The undiscounted future non-cancellable lease payments under the Company’s lease agreement as of November 30, 2022 were as follows (in thousands):

Year ending November 30,	Operating Leases
2023	$6,980
2024	7,422
2025	4,330
2026	2,670
2027	2,750
2028 to 2035	22,556
Total undiscounted lease payments	46,708
Less: imputed interest	(430)
Less: undiscounted lease payments related to the lease in The Woodlands, Texas	(34,314)
Total operating lease liabilities	$11,964
Operating lease liabilities, current	$5,530
Operating lease liabilities, net of current portion	6,434
Total operating lease liabilities	$11,964
7. Common Stock
The Company’s Restated Certificate of Incorporation authorizes the Company to issue up to 500,000,000 shares of common stock, $0.001 par value per share, as of November 30, 2022 and 2021. Holders of common stock are entitled to dividends when and if declared by the Company’s board of directors, subject to the prior rights of the holders of shares of preferred stock. The holder of each share of common stock is entitled to one vote. As of November 30, 2022, no dividends have been declared.
In July 2022, the Company issued pre-funded warrants to purchase an aggregate of 6,814,920 shares of the Company’s common stock in RDOs at a price of $13.939 per pre-funded warrant. The pre-funded warrants were immediately exercisable, have an exercise price of $0.001 and may be exercised at any time after the date of issuance. A holder of pre-funded warrants may not exercise the warrant if the holder, together with its affiliates, would beneficially own more than 9.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to such exercise. A holder of the pre-funded warrants may increase or decrease this percentage not in excess of 19.99% by providing at least 61 days’ prior notice to the Company. As of November 30, 2022, all of the pre-funded warrants remained available for exercise.
The pre-funded warrants were classified as a component of permanent equity in the Company's consolidated balance sheet as they are freestanding financial instruments that are immediately exercisable, do not embody an obligation for the Company to repurchase its own shares and permit the holders to receive a fixed number of shares of common stock upon exercise. All of the shares underlying the pre-funded warrants have been included in the weighted-average number of shares of common stock used to calculate net loss per share attributable to common stockholders because the shares may be issued for little or no consideration, are fully vested and are exercisable after the original issuance date of the pre-funded warrants.

Table of Content
Common stock reserved for future issuance, on an as-if converted basis, as of November 30, 2022 and 2021, consists of the following:

	November 30,
	2022	2021
Options to purchase common stock issued and outstanding	8,256,957	5,878,552
Shares available for future stock option grants	834,291	2,562,570
Shares available for issuance under employee stock purchase plan	1,325,523	1,015,184
Restricted stock units issued and outstanding	784,824	20,000
Pre-funded warrants issued and outstanding	6,814,920	—
Total common stock reserved for future issuance	18,016,515	9,476,306
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
Under the Stock Plans, the Company generally grants stock-based awards with service-based vesting conditions only. Options granted typically vest under various different vesting terms over a four-year period and expire ten years from the date of grant. In the case of an incentive stock option granted to an employee who at the time of grant owns stock representing more than 10% of the total combined voting power of all classes of stock, the exercise price shall be no less than 110% of the fair value per share on the date of grant, and the award shall expire five years from the date of grant. In the case of all other stock options, the per share exercise price shall be no less than 100% of the fair value per share on the date of grant. RSUs issued typically vest under various different vesting terms over a two- to four-year period.
Following the effectiveness of the 2020 Plan on July 22, 2020, the Company ceased making grants under the 2012 Plan. However, the 2012 Plan continues to govern the terms and conditions of the outstanding awards granted under it. Shares of common stock subject to awards granted under the 2012 Plan that cease to be subject to such awards by forfeiture or otherwise will be available for issuance under the 2020 Plan.
As of November 30, 2022, there were 834,291 shares of common stock reserved for future issuance pursuant to the 2020 Plan.

Table of Content
Stock options
Option activity under the Stock Plans is set forth below:

	Number of options outstanding	Weighted- average exercise price	Weighted- average contractual life (in years)	Aggregate intrinsic value(1) (in thousands)
Balances as of November 30, 2021	5,878,552	$19.42	8.67	$65,692
Options granted	3,239,906	18.03
Options exercised	(325,596)	3.31
Options forfeited	(535,905)	20.11
Balances as of November 30, 2022	8,256,957	$19.47	8.44	$13,210
Options vested and expected to vest as of November 30, 2022(2)	8,279,203	$19.43	8.44	$13,322
Options exercisable as of November 30, 2022	3,629,383	$16.14	7.65	$12,473
____________________________

(1)
The aggregate intrinsic values were calculated as the pre-tax difference between the exercise price of stock options and the quoted market price of the Company’s common stock on November 30, 2022 for all in‑the‑money stock options. The total intrinsic value of stock options exercised during the years ended November 30, 2022 and 2021 was $4.5 million and $15.9 million, respectively.

(2)
Certain stock options granted by the Company prior to the date of IPO are exercisable at the date of grant, with unvested shares subject to repurchase by the Company in the event of the voluntary or involuntary termination of employment of the stockholder. Such exercises are recorded as a liability in the consolidated balance sheet and reclassified into equity as the options vest. As of November 30, 2022, a total of 22,246 shares of common stock were subject to repurchase by the Company at the lower of (i) the fair value of such shares on the date of repurchase, or (ii) the original exercise price of such shares. The corresponding exercise value of $0.2 million as of November 30, 2022 is recorded as a stock-based compensation liability.

The fair value of options granted during the years ended November 30, 2022 and 2021 was estimated using the Black-Scholes option pricing model on the grant date using the following assumptions:

	November 30,
	2022	2021
Expected term (years)	5.50 - 6.07	5.50 - 6.12
Expected volatility	70% - 74%	70% - 79%
Risk-free interest rate	1.31% - 4.22%	0.52% - 1.24%
Dividend yield	0%	0%
The expected term represents the weighted-average period the stock-based payments are expected to remain outstanding. The expected term assumption for stock options was determined using the simplified method for “plain-vanilla” options. The expected stock price volatility assumption was determined by examining the historical volatilities for industry peers, as the Company does not have sufficient trading history for its common stock. The risk-free rate assumption is based on the U.S. Treasury instruments. The expected dividend assumption is based on the Company’s history and expectation of dividend payouts. The expected dividend yield is 0% as the Company has not paid and does not anticipate paying dividends on its common stock.
During the years ended November 30, 2022 and 2021, the weighted-average grant date fair value of options granted was $11.80 and $21.15 per share, respectively.

Table of Content
Restricted stock units
RSU activity under the Stock Plans is set forth below:

	Number of RSUs	Weighted-average grant date fair value
Balances as of November 30, 2021	20,000	$27.42
RSUs granted	858,582	19.11
RSUs vested	(46,028)	20.40
RSUs forfeited	(47,730)	23.62
Balances as of November 30, 2022	784,824	$18.97
During the years ended November 30, 2022 and 2021, the weighted-average grant date fair value of RSUs granted was $19.11 and $27.42 per share, respectively, and the total fair value of RSUs vested was $0.9 million and zero, respectively.
Employee Stock Purchase Plan
Under the Company’s 2020 Employee Stock Purchase Plan (the ESPP), eligible employees are entitled to purchase shares of common stock at a discount with accumulated payroll deductions. The purchase price for shares of common stock purchased under the ESPP will be 85% of the lesser of the fair market value of the Company’s common stock on (i) the first trading day of the applicable offering period or (ii) the last trading day of each purchase period in the applicable offering period.
During the year ended November 30, 2022, the Company issued 136,304 shares pursuant to the ESPP at a weighted-average price of $14.34 per share. As of November 30, 2022, there were 1,325,523 shares of common stock reserved for issuance pursuant to the ESPP.
The fair value of ESPP granted during the years ended November 30, 2022 and 2021 was estimated using the Black-Scholes option pricing model on the grant date using the following assumptions:

	November 30,
	2022	2021
Expected term (years)	0.5	0.5
Expected volatility	70% - 101%	60% - 75%
Risk-free interest rate	0.67% - 3.12%	0.05% - 0.06%
Dividend yield	0%	0%
Stock-Based Compensation
Stock-based compensation expense related to the Stock Plans and the ESPP that is included in the Company’s consolidated statements of operations is as follows (in thousands):

	Year Ended November 30,
	2022	2021
Research and development	$16,808	$8,079
General and administrative	11,323	7,721
Total stock-based compensation	$28,131	$15,800
During the years ended November 30, 2022 and 2021, capitalized stock-based compensation related to internal-use software development was $69,000 and zero, respectively. As of November 30, 2022, the total compensation cost related to stock-based awards not yet recognized was $79.3 million, which is expected to be amortized on a straight-line basis over the weighted-average remaining vesting period of approximately 2.73 years.

Table of Content
9. Defined Contribution Plan
The Company sponsors a defined-contribution savings plan under Section 401(k) of the Internal Revenue Code of 1986, as amended (the 401(k) Plan), which provides for the Company to make discretionary matching or discretionary annual contributions to the 401(k) Plan, for its employees. Substantially all of the Company’s employees are eligible to participate in the 401(k) Plan. Employees may contribute a percentage of their annual compensation to the plan, subject to statutory limitations. The Company has made contributions to the 401(k) Plan and recorded contribution expense of $0.9 million and $0.7 million during the years ended November 30, 2022 and 2021, respectively.
10. Income Taxes
For the year ended November 30, 2022, the Company did not record any current income tax benefit or provision, and for the year ended November 30, 2021, the Company recorded a current income tax provision of $0.1 million primarily due to state taxes offset by a federal income tax refund. The Company had generated net operating losses (NOLs) since inception and has established a valuation allowance against its deferred tax assets due to the uncertainty surrounding the realization of such assets.
Loss before provision for income taxes includes the following component (in thousands):

	November 30,
	2022	2021
Domestic	$(180,360)	$(117,063)
	$(180,360)	$(117,063)
The provision for income taxes consists of the following (in thousands):

	November 30,
	2022	2021
Current:
Federal	$—	$(203)
State	—	334
Total provision for income taxes	$—	$131
The effective tax rate differs from the federal statutory rate as follows:

	November 30,
	2022	2021
Federal statutory income tax rate	21.0%	21.0%
State income tax rate	5.9	5.0
Research and development tax credits	3.5	4.5
Stock-based compensation	(2.0)	(1.2)
Change in valuation allowance	(28.4)	(29.3)
Other	—	(0.1)
Total	—%	(0.1)%

Table of Content
Deferred Tax Assets and Liabilities
Deferred income taxes reflect the net tax effects of loss and credit carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the deferred tax assets for federal and state income taxes are as follows (in thousands):

	Year ended November 30,
	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$83,775	$41,081
Research and development tax credits	27,096	17,502
Deferred revenue	19,950	21,874
Stock-based compensation	3,846	1,054
Accrued expenses and other liabilities	3,797	1,896
Operating lease liabilities	3,199	3,436
Gross deferred tax assets	141,663	86,843
Valuation allowance	(138,362)	(83,517)
Total deferred tax assets	3,301	3,326
Deferred tax liabilities:
Operating lease right-of-use assets	(3,301)	(3,326)
Total deferred tax liabilities	(3,301)	(3,326)
Net deferred tax assets	$—	$—
Realization of the deferred tax assets is dependent upon future taxable income, the amount, if any, and timing of which are uncertain. The Company has established a valuation allowance to offset deferred tax assets as of November 30, 2022 and 2021 due to the uncertainty of realizing future tax benefits from its NOL carryforwards and other deferred tax assets. The valuation allowance increased by $54.8 million during the year ended November 30, 2022, primarily related to an increase on the deferred tax asset for research and development (R&D) credits and NOL carryforwards. The valuation allowance increased by $36.1 million during the year ended November 30, 2021, primarily due to an increase on the deferred tax asset for deferred revenue, R&D credits and NOL carryforwards.
As of November 30, 2022, the Company had NOL carryforwards available to reduce future taxable income, if any, for federal and state income tax purposes of $276.3 million and $299.6 million, respectively. Federal NOL carryforwards generated for tax years beginning before December 31, 2017 can be carried forward 20 years and begin expiring in 2029. Federal NOL carryforwards of $272.9 million for tax years beginning after December 31, 2017 can be carried forward indefinitely.
State NOL carryforwards begin expiring in 2029. As of November 30, 2022, the Company had federal and state research credit carryforwards of $22.1 million and $15.2 million, respectively. If not utilized, the federal credit carryforwards will begin expiring in 2032 and the state credits carry forward indefinitely.
Internal Revenue Code of 1986, as amended (IRC), Section 382 places a limitation on the utilization of NOL and tax credit carryforwards in the event of certain cumulative changes in the ownership interest of significant stockholders over a three-year period in excess of 50 percentage points. The Company has identified two ownership changes that have triggered a limitation on pre-change NOLs under Section 382. A majority of the Company’s pre-change NOLs remain available within the carryforward period provided by the IRC, subject to availability of taxable income. As a result of the ownership changes, the Company has determined that approximately $0.4 million of NOLs will expire unutilized, and as such, these NOLs are not reflected in the Company’s deferred tax asset balance.

Table of Content
Unrecognized Tax Benefits
The Company has recorded a liability related to uncertain tax positions in the financial statements. It is the Company’s policy to include penalties and interest expense related to income taxes as a component for the provision for income taxes. The Company has unrecognized tax benefits of $10.3 million as of November 30, 2022, all of which are offset by a full valuation allowance. There are no tax benefits included in the balance of unrecognized tax benefits that, if recognized, would affect the effective tax rate. There are no interest and penalties accrued as of November 30, 2022. A reconciliation of the beginning and ending amounts of unrecognized income tax benefits during the years ended November 30, 2022 and 2021 is as follows (in thousands):

	Years ended November 30,
	2022	2021
Balance at beginning of period	$6,331	$5,361
Additions based on tax positions related to prior period	—	1
Additions based on tax positions related to current period	3,930	2,282
Settlements	—	(1,313)
Balance at end of period	$10,261	$6,331
The Company files income tax returns in the United States and in various states. In February 2018 the Internal Revenue Service (IRS) commenced an examination of the Company’s U.S. income tax return for the tax years ending in 2016, 2017, 2018 and 2019. All tax issues under examination were effectively settled during the year ended November 30, 2021. As a result, the Company removed the associated unrecognized tax benefit reserves and decreased its R&D credit carryforward by $1.3 million. The Company continues to maintain an unrecognized tax benefit related to federal R&D credits generated in years not covered by the examination.
Additionally, in January 2019 the California Franchise Tax Board (FTB) initiated an examination of the Company’s California tax return for the tax years ending in 2015, 2016, 2017 and 2018. During the year ended November 30, 2021, the FTB issued proposed audit assessments related to revenue sourcing and R&D credits. The Company does not agree with the FTB assessments and intends to challenge the assessments. Pursuant to a measurement analysis, the Company has not recorded an unrecognized tax benefit related to the FTB’s sourcing position. The Company maintains an unrecognized tax benefit related to its California R&D credits for all years.
All of the Company’s tax years will remain open for examination by the federal and state authorities for three and four years, respectively, from the date of the utilization of any NOLs.
In March 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, allows NOLs incurred in taxable years 2018, 2019 and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. The fiscal 2020 tax benefit was primarily due to the carryback of NOLs to prior taxable years as allowed under the CARES Act. In fiscal 2020, the Company filed refund claims of $19.6 million to carryback NOLs generated in fiscal years ended November 30, 2018 and 2019. These refund claims were approved by Congressional Joint Committee on Taxation during the year ended November 30, 2021. As of November 30, 2021, the Company had received the full amount of these refund claims.
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
In December 2017, the Tax Cuts and Jobs Act (TCJA) was signed into law, significantly reforming the Internal Revenue Code of 1986, as amended (IRC). The TCJA contained certain provisions that went into effect on January 1, 2022, including a provision impacting Section 174 of the IRC whereby for tax years beginning on or after January 1, 2022, taxpayers are required to capitalize and amortize, rather than deduct, research and experimental (R&E) expenses. The R&E expenses under Section 174 must be amortized over five years for research performed in the U.S. and 15 years for research performed outside the U.S. The provisions of Section 174 are not applicable to the financial statements as of and for the year ended November 30, 2022. The Company is closely monitoring these provisions and is in the process of analyzing the potential impact to its income taxes and financial position in future years.

Table of Content
11. Net Loss Per Share
The following table sets forth the computation of the Company’s basic and diluted net loss per share attributable to common stockholders, which excludes shares which are legally outstanding but subject to repurchase by the Company (in thousands, except share and per share data):

	Year Ended November 30,
	2022	2021
Numerator:
Net loss	$(180,360)	$(117,194)
Denominator:
Weighted-average number of shares outstanding, basic and diluted (1)	48,607,990	42,895,383
Net loss per share, basic and diluted	$(3.71)	$(2.73)

(1)
The shares underlying the pre-funded warrants to purchase an aggregate of 6,814,920 shares of the Company’s common stock have been included in the calculation of the weighted-average number of shares outstanding, basic and diluted, for the year ended November 30, 2022.

The following potentially dilutive securities were excluded from the computation of the diluted net loss per share of common stock for the periods presented because their effect would have been anti-dilutive:

	Years ended November 30,
	2022	2021
Options to purchase common stock issued and outstanding	8,256,957	5,878,552
Options early exercised subject to vesting	22,246	58,794
Restricted stock units issued and outstanding	784,824	20,000
Shares expected to be purchased under employee stock purchase plan	123,194	50,882
Total	9,187,221	6,008,228
12. Related Party Transactions
The Company’s Chief Financial Officer is a trustee for the multiple employer welfare association that facilitates the acquisition and administration of the Company’s healthcare plans. Expenses related to the healthcare plan premiums were $4.0 million and $2.6 million for the years ended November 30, 2022 and 2021, respectively. As of November 30, 2022 and 2021, the amount recorded in accounts payable and accrued expenses and other current liabilities in connection with this healthcare plan provider was not material.

Table of Content
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our President and Chief Executive Officer (CEO) and our Chief Financial Officer (CFO), our principal executive officer and principal accounting and financial officer, respectively, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of November 30, 2022. Based on their evaluation, the CEO and CFO have concluded that our disclosure controls and procedures were effective as of November 30, 2022.
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our CEO and our CFO, to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Internal control over financial reporting has inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements will not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design safeguards into the process to reduce, though not eliminate, this risk.
Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of November 30, 2022 based on the framework in “Internal Control — Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of November 30, 2022.
Remediation of Prior Material Weaknesses in Internal Control over Financial Reporting
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
We previously identified and disclosed in Item 9A of our Annual Report on Form 10-K for the period ended November 30, 2021, as well as in our Quarterly Reports on Form 10-Q for each interim period in fiscal year 2022, that material weaknesses in our internal control over financial reporting existed related to the following:
•We did not design and maintain effective controls over certain information technology (IT) general controls for IT systems that are relevant to the preparation of the financial statements. Specifically, we did not design and maintain: (a) user access controls to ensure appropriate segregation of duties and that adequately restrict user and privileged access to financial applications, programs and data to appropriate personnel, and (b) program change management controls to ensure that IT program and data changes affecting financial IT applications and underlying accounting records are identified, tested, authorized and implemented appropriately. These IT deficiencies did not result in any misstatements to the financial statements.
•We did not design and maintain effective segregation of duty controls over the review and approval of account reconciliations and manual journal entries. This material weakness did not result in any misstatements to the financial statements.
During the year ended November 30, 2022, management took steps to remediate the material weaknesses by successfully implementing IT general controls, formalizing documentation of IT policies and procedures and ensuring the ongoing operating effectiveness of IT general controls to support effective IT dependent controls and our ability to maintain segregation of duties in relation to account reconciliations and manual journal entries.

Table of Content
Management has determined that these controls were designed and have operated effectively for a sufficient period of time and concluded that the material weaknesses have been remediated as of November 30, 2022.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended November 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspection
Not applicable.

Table of Content
PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item will be set forth in our definitive proxy statement for our 2023 Annual Meeting of Stockholders (Proxy Statement) to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and is incorporated herein by reference.
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

Table of Content
PART IV
Item 15. Exhibits, Financial Statement Schedules
The following documents are filed as part of this Annual Report on Form 10-K:
(1)Financial Statements
The financial statements filed as part of this Annual Report on Form 10-K are listed in the “Index to Financial Statements” under Part II, Item 8 of this Annual Report on Form 10-K.
(2)Financial Statement Schedules
Financial statement schedules have been omitted in this Annual Report on Form 10-K because they are not applicable, not required under the instructions, or the information requested is set forth in the financial statements or related notes thereto.
(3)Exhibits
The following is a list of exhibits filed with this Annual Report on Form 10-K incorporated herein by reference (numbered in accordance with Item 601 of Regulation S-K):

Table of Content
EXHIBIT INDEX

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

3.1	Restated Certificate of Incorporation	10-Q	001-39398	3.1	October 14, 2020

3.2	Amended and Restated Bylaws	8-K	001-39398	3.1	December 16, 2022

4.1	Form of Common Stock Certificate	S-1	333-239651	4.1	July 2, 2020

4.2	Amended and Restated Investor Rights Agreement, dated March 9, 2020, by and among the Registrant and certain of its stockholders	S-1	333-239651	4.2	July 2, 2020

4.3	Description of Registrant’s Securities					X

4.4	Form of Pre-funded Warrant	8-K	001-39398	4.1	July 8, 2022

10.1	Form of Indemnity Agreement	S-1	333-239651	10.1	July 2, 2020

10.2*	2012 Equity Incentive Plan, as amended, and forms of award agreements	S-1	333-239651	10.2	July 2, 2020

10.3*	2020 Equity Incentive Plan and forms of award agreements	S-1/A	333-239651	10.3	July 20, 2020

10.4*	2020 Employee Stock Purchase Plan and forms of award agreements	S-1/A	333-239651	10.4	July 20, 2020

10.5*	Employment Agreement, dated July 15, 2020, by and between the Registrant and Arthur T. Sands	S-1/A	333-239651	10.5	July 20, 2020

10.6*	Letter Agreement, dated June 15, 2020, by and between the Registrant and Arthur T. Sands	S-1	333-239651	10.11	July 2, 2020

10.7*	Employment Agreement, dated July 15, 2020, by and between the Registrant and Gwenn Hansen	S-1/A	333-239651	10.7	July 20, 2020

10.8*	Employment Agreement, dated July 15, 2020, by and between the Registrant and Christine Ring	10-K	001-39398	10.7	February 16, 2021

10.9*	Employment Agreement, dated July 15, 2020, by and between the Registrant and Hans van Houte	10-K	001-39398	10.9	January 28, 2022

10.10*	Employment Agreement, dated June 10, 2021, by and between the Registrant and Stefani Wolff	10-Q	001-39398	10.1	October 14, 2021

10.11*	Executive Severance and Change in Control Plan, as amended and restated on January 19, 2022, and form of Participation Agreement thereunder	10-K	001-39398	10.11	January 28, 2022

10.12	Lease Agreement, dated as of March 24, 2014, between ARE-San Francisco No. 26, LLC and the Registrant	S-1	333-239651	10.8	July 2, 2020

10.13	Lease Agreement, dated as of June 21, 2021, between ARE-San Francisco No. 19 LLC and the Registrant	10-Q	001-39398	10.2	October 14, 2021

Table of Content

10.14	Lease Agreement, dated as of March 1, 2022, between 880 Technology Forest Pl, LLC and the Registrant	10-Q	001-39398	10.1	April 8, 2022

10.15†‡	Collaboration, Option and License Agreement, dated June 10, 2019, by and between the Registrant and Gilead Sciences, Inc., as amended	S-1	333-239651	10.9	July 2, 2020

10.16	First Amendment to Collaboration, Option and License Agreement, dated August 13, 2019, by and between the Registrant and Gilead Sciences, Inc.	10-Q	001-39398	10.2	October 6, 2022

10.17‡	Second Amendment to Collaboration, Option and License Agreement, dated September 9, 2022, by and between the Registrant and Gilead Sciences, Inc.	10-Q	001-39398	10.3	October 6, 2022

10.18†‡	Collaboration and License Agreement, dated December 19, 2019, by and between the Registrant and Genzyme Corporation	S-1	333-239651	10.10	July 2, 2020

10.19†	First Amendment to Collaboration and License Agreement, dated January 6, 2021, by and between the Registrant and Genzyme Corporation	10-K	001-39398	10.11	February 16, 2021

10.20†	Second Amendment to Collaboration and License Agreement, dated December 16, 2021, by and between the Registrant and Genzyme Corporation	10-Q	001-39398	10.4	October 6, 2022

10.21†	Third Amendment to Collaboration and License Agreement, dated July 7, 2022, by and between the Registrant and Genzyme Corporation	10-Q	001-39398	10.5	October 6, 2022

10.22†‡	Fourth Amendment to Collaboration and License Agreement, dated August 11, 2022, by and between the Registrant and Genzyme Corporation	10-Q	001-39398	10.6	October 6, 2022

10.23	Equity Distribution Agreement, dated August 4, 2021, by and between the Registrant and Piper Sandler & Co.	S-3	333-258448	1.2	August 4, 2021

21.1	Subsidiaries of the Registrant	10-K	001-39398	21.1	January 28, 2022

23.1	Consent of Independent Registered Public Accounting Firm					X

24.1	Power of Attorney (reference is made to the signature page hereto)					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

Table of Content

31.2
Certification of Principal Financial and Accounting Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
X

32.1§	Certification of Principal Executive Officer and Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	Inline XBRL Instance Document - the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File (formatted as Inline XBRL and included in Exhibit 101)	X

*	Indicates a management or compensatory plan or arrangement in which directors or executive officers are eligible to participate.

†	Registrant has omitted portions of the exhibit as permitted under Item 601(b)(10) of Regulation S-K.

‡	Registrant has omitted certain schedules pursuant to Item 601(a)(5) of Regulation S-K.

§	The certifications furnished in Exhibits 32.1 hereto are deemed to accompany this Annual Report on Form 10-K and are not deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall they be deemed incorporated by reference into any filing under the Securities Act of the Exchange Act.
Item 16. Form 10-K Summary
None.

Table of Content
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

NURIX THERAPEUTICS, INC.

Date: February 9, 2023	By:	/s/ ARTHUR T. SANDS
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

Name	Title	Date

/s/ ARTHUR T. SANDS	President, Chief Executive Officer and Director (Principal Executive Officer)	February 9, 2023
Arthur T. Sands, M.D., Ph.D.

/s/ HANS VAN HOUTE	Chief Financial Officer (Principal Financial and Accounting Officer)	February 9, 2023
Hans van Houte

/s/ DAVID L. LACEY	Chairman and Director	February 9, 2023
David L. Lacey, M.D.

/s/ JULIA P. GREGORY	Director	February 9, 2023
Julia P. Gregory

/s/ LORI A. KUNKEL	Director	February 9, 2023
Lori A. Kunkel, M.D.

/s/ JUDITH A. REINSDORF	Director	February 9, 2023
Judith A. Reinsdorf, J.D.

/s/ EDWARD C. SALTZMAN	Director	February 9, 2023
Edward C. Saltzman

/s/ PAUL M. SILVA	Director	February 9, 2023
Paul M. Silva