Form 10-Q
period 2023-02-28
Nurix Therapeutics, Inc.
filed 2023-04-13
CIK 1549595

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________________________________________________________
FORM 10-Q
______________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                 to
Commission File Number: 001-39398
______________________________________________________________________
NURIX THERAPEUTICS, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	27-0838048
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1700 Owens Street, Suite 205 San Francisco, CA	94158
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (415) 660-5320
______________________________________________________________________
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of March 31, 2023, the Registrant had 47,445,354 shares of common stock, $0.001 par value per share, outstanding.

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
In some cases, you can identify forward-looking statements by such terminology as “believe,” “may,” “will,” “potentially,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “plan,” “expect” and similar expressions that convey uncertainty of future events or outcomes, although not all forward-looking statements contain these words. Forward-looking statements include, but are not limited to, statements about:
•the timing and conduct of our clinical trial programs for our lead drug candidates NX-2127, NX-1607 and NX-5948 and other drug candidates, including statements regarding the timing of data and anticipated announcements, the selection of new development candidates and the initiation of clinical trials;
•the timing of, and our ability to obtain, marketing approvals for our lead drug candidates NX-2127, NX-1607 and NX-5948 and other drug candidates;
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
•the expected impact of macroeconomic conditions, including inflation, increasing interest rates and volatile market conditions, instability in the global banking system, and global events, including the ongoing coronavirus (COVID-19) pandemic and the ongoing war in Ukraine, on our business, clinical trials, financial condition, liquidity and results of operations;
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
•We are early in our development efforts. Our lead drug candidates, NX-2127, NX-1607 and NX-5948, are in the early stages of clinical development. If we are unable to advance our drug candidates through clinical development, develop, obtain regulatory approval for and commercialize our drug candidates or experience significant delays in doing so, our business may be materially harmed.
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
2

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
3

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
NURIX THERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

	February 28, 2023	November 30, 2022
Assets
Current assets:
Cash and cash equivalents	$33,571	$64,474
Marketable securities, current	243,575	244,667
Prepaid expenses and other current assets	11,183	9,308
Total current assets	288,329	318,449
Marketable securities, non‑current	48,449	63,879
Operating lease right-of-use assets	10,917	12,345
Property and equipment, net	17,717	17,163
Restricted cash	901	901
Other assets	3,841	4,022
Total assets	$370,154	$416,759
Liabilities and stockholdersʼ equity
Current liabilities:
Accounts payable	$5,629	$5,064
Accrued expenses and other current liabilities	15,388	22,428
Operating lease liabilities, current	5,556	5,530
Deferred revenue, current	38,305	37,633
Total current liabilities	64,878	70,655
Operating lease liabilities, net of current portion	5,106	6,434
Deferred revenue, net of current portion	26,118	35,974
Total liabilities	96,102	113,063
Commitments and contingencies (Note 6)
Stockholdersʼ equity:
Preferred stock, $0.001 par value— 10,000,000 shares authorized as of February 28, 2023 and November 30, 2022; no shares issued and outstanding as of February 28, 2023 and November 30, 2022	—	—
Common stock, $0.001 par value— 500,000,000 shares authorized as of February 28, 2023 and November 30, 2022; 47,444,853 and 47,172,299 shares issued and outstanding as of February 28, 2023 and November 30, 2022, respectively	47	47
Additional paid-in capital	719,237	709,220
Accumulated other comprehensive loss	(3,247)	(4,319)
Accumulated deficit	(441,985)	(401,252)
Total stockholdersʼ equity	274,052	303,696
Total liabilities and stockholdersʼ equity	$370,154	$416,759
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NURIX THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended February 28,
	2023	2022
Collaboration revenue	$12,685	$9,621
Operating expenses:
Research and development	45,816	43,137
General and administrative	9,821	9,228
Total operating expenses	55,637	52,365
Loss from operations	(42,952)	(42,744)
Interest and other income, net	2,219	211
Net loss	$(40,733)	$(42,533)
Net loss per share, basic and diluted	$(0.75)	$(0.95)
Weighted-average number of shares outstanding, basic and diluted	54,028,238	44,693,812
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NURIX THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended February 28,
	2023	2022
Net loss	$(40,733)	$(42,533)
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on available-for-sale marketable securities	1,072	(1,458)
Total comprehensive loss	$(39,661)	$(43,991)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NURIX THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)
(unaudited)

	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Shares	Amount
Balance as of November 30, 2021	44,664,371	$45	$563,757	$(608)	$(220,892)	$342,302
Exercise of stock options	117,870	—	424	—	—	424
Vesting of early exercised stock options	—	—	47	—	—	47
Issuance under employee stock purchase plan	71,207	—	1,064	—	—	1,064
Stock-based compensation	—	—	6,071	—	—	6,071
Unrealized loss on available-for-sale marketable securities	—	—	—	(1,458)	—	(1,458)
Net loss	—	—	—	—	(42,533)	(42,533)
Balance as of February 28, 2022	44,853,448	45	571,363	(2,066)	(263,425)	305,917

	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Shares	Amount
Balance as of November 30, 2022	47,172,299	$47	$709,220	$(4,319)	$(401,252)	$303,696
Exercise of stock options	8,768	—	28	—	—	28
Vesting of restricted stock units	98,571	—	—	—	—	—
Vesting of early exercised stock options	—	—	31	—	—	31
Issuance under employee stock purchase plan	165,215	—	1,453	—	—	1,453
Stock-based compensation	—	—	8,505	—	—	8,505
Unrealized gain on available-for-sale marketable securities	—	—	—	1,072	—	1,072
Net loss	—	—	—	—	(40,733)	(40,733)
Balance as of February 28, 2023	47,444,853	47	719,237	(3,247)	(441,985)	274,052
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NURIX THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended February 28,
	2023	2022
Cash flows from operating activities
Net loss	$(40,733)	$(42,533)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,752	991
Stock-based compensation	8,481	6,071
Net amortization (accretion) of premium (discount) on marketable securities	(818)	542
Loss on disposal of property and equipment	56	—
Amortization of operating lease right-of-use assets	1,428	1,262
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(1,627)	(1,514)
Accounts payable	400	(103)
Deferred revenue	(9,184)	(3,620)
Operating lease liabilities	(1,302)	(408)
Accrued expenses and other liabilities	(6,905)	(3,318)
Net cash used in operating activities	(48,452)	(42,630)
Cash flows from investing activities
Purchases of marketable securities	(22,642)	(15,245)
Maturities of marketable securities	40,987	58,748
Purchases of property and equipment	(2,277)	(3,472)
Net cash provided by investing activities	16,068	40,031
Cash flows from financing activities
Proceeds from exercise of stock options	28	424
Proceeds from issuance under employee stock purchase plan	1,453	1,064
Net cash provided by financing activities	1,481	1,488
Net decrease in cash, cash equivalents and restricted cash	(30,903)	(1,111)
Cash, cash equivalents and restricted cash at beginning of period	65,375	80,792
Cash, cash equivalents and restricted cash at end of period	$34,472	$79,681
Supplemental disclosures of non-cash investing and financing activities:
Additions to property and equipment included in accounts payable and accrued expenses and other liabilities	$1,434	$2,207
Capitalized stock-based compensation related to internal-use software development	$24	$—
Vesting of early exercised stock options	$31	$47

	As of February 28,
	2023	2022
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$33,571	$78,780
Restricted cash	901	901
Total cash, cash equivalents and restricted cash	$34,472	$79,681
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NURIX THERAPEUTICS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Organization
Description of Business
Nurix Therapeutics, Inc. (the Company) was incorporated in the state of Delaware on August 27, 2009, and is headquartered in San Francisco, California. The Company is a clinical stage biopharmaceutical company focused on the discovery, development and commercialization of small molecule and cell therapies based on the modulation of cellular protein levels as a novel treatment approach for cancer and other challenging diseases. Leveraging the Company’s expertise in E3 ligases together with its proprietary DNA-encoded libraries, the Company has built DELigase, an integrated discovery platform to identify and advance novel drug candidates targeting E3 ligases, a broad class of enzymes that can modulate proteins within the cell. The Company’s drug discovery approach is to either harness or inhibit the natural function of E3 ligases within the ubiquitin-proteasome system to selectively decrease or increase cellular protein levels. The Company’s wholly owned, clinical stage pipeline includes targeted protein degraders of Bruton’s tyrosine kinase, a B-cell signaling protein, and inhibitors of Casitas B-lineage lymphoma proto-oncogene B, an E3 ligase that regulates activation of multiple immune cell types including T cells and NK cells. The Company’s partnered drug discovery pipeline consists of ten programs under collaboration agreements with Sanofi S.A. (Sanofi) and Gilead Sciences, Inc. (Gilead), within which the Company retains options for co-development and co-commercialization rights in the United States for up to four drug candidates, two for each collaboration.
Equity Distribution Agreement
In August 2021, the Company filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission (SEC), which was amended in February 2023. This shelf registration statement, which includes a base prospectus, allows the Company at any time to offer and sell up to $450.0 million of the Company’s registered common stock, preferred stock, debt securities, warrants, subscriptions rights and or units or any combination of securities described in the prospectus in one or more offerings. In addition, in August 2021, the Company entered into an Equity Distribution Agreement with Piper Sandler & Co. (Piper Sandler) pursuant to which, from time to time, the Company may offer and sell through Piper Sandler up to $150.0 million of the common stock registered under the shelf registration statement pursuant to one or more “at the market” offerings.
The Company is not required to sell any shares at any time during the term of the Equity Distribution Agreement. The Company agreed to pay Piper Sandler a commission of 3% of the gross sales price of any shares sold pursuant to the Equity Distribution Agreement. In June 2022, the Company issued and sold 2,000,000 shares of common stock under the Equity Distribution Agreement at a price of $10.0001 per share of common stock for net proceeds of approximately $19.3 million, after deducting offering commissions and expenses paid by the Company. As of February 28, 2023, the Company had $130.0 million of common stock remaining available for sale under the Equity Distribution Agreement.
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
Liquidity and Management Plans
As of February 28, 2023, the Company had cash, cash equivalents and short-term marketable securities of $277.1 million and an accumulated deficit of $442.0 million. The Company’s operations have historically been financed through the issuance of common stock, redeemable convertible preferred stock and pre-funded warrants and proceeds received under the Company’s collaboration and license agreements. Since inception, the Company has generally incurred significant losses and negative net cash flows from operations. The Company does not expect its existing cash, cash equivalents and marketable securities to be sufficient to fund the completion of its clinical trials through commercialization and will need substantial additional funding to support its continuing operations and pursue its long-term business plan. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales of its drug candidates currently in development.

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
2. Summary of Significant Accounting Policies
Basis of Presentation
The Company’s condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) and applicable rules and regulations of the SEC regarding interim financial reporting. The Company’s condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for the fair statement of the Company’s financial position as of and for the three months ended February 28, 2023. The condensed consolidated balance sheet as of November 30, 2022, was derived from the audited annual financial statements as of that date. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted from these interim financial statements. These interim financial statements and related disclosures have been prepared with the presumption that users of the interim financial statements have read or have access to the audited annual financial statements for the preceding fiscal year. Accordingly, these financial statements should be read in conjunction with the audited annual financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended November 30, 2022, as filed with the SEC. These interim results are not necessarily indicative of results to be expected for the full fiscal year or any future interim period. Certain prior year amounts have been reclassified for consistency with the current year cash flow presentation. The reclassification did not impact total cash flow from operating, investing or financing activities.
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

Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentration of credit risk consist of cash, cash equivalents and marketable securities. The Company invests its cash equivalents in highly rated money market funds. The Company’s marketable securities consist of debt securities issued by highly rated corporate entities, foreign governments, the U.S. federal government or state and local governments. The Company’s exposure to any individual corporate entity is limited by policy. Deposits may exceed federally insured limits, and the Company is exposed to credit risk on deposits in the event of default by the financial institutions to the extent account balances exceed the amount insured by the Federal Deposit Insurance Corporation (FDIC). The Company is closely monitoring ongoing events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions or other companies in the financial services industry or the financial services industry generally, including Silicon Valley Bank (SVB). On March 10, 2023, SVB, where the Company maintained an operating account with a cash balance of less than 1% of the Company's total cash, cash equivalents and marketable securities, was closed by the California Department of Financial Protection and Innovation and the FDIC was appointed as receiver. On March 12, 2023, the U.S. Department of the Treasury, Federal Reserve Board, and FDIC released a joint statement announcing that the FDIC would complete its resolution of SVB in a manner that fully protected all depositors at SVB and that depositors would have access to all of their money starting March 13, 2023. On March 26, 2023, it was announced that First-Citizens Bank & Trust Company would assume all of SVB's deposits and loans as of March 27, 2023. In light of the foregoing, the Company does not believe that it has exposure to loss as a result of SVB’s receivership. During the periods presented, the Company has not experienced any losses on its deposits of cash, cash equivalents or marketable securities.
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
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The extent to which the COVID-19 pandemic and the increasing financial market volatility and uncertainty may directly or indirectly impact the Company’s financial statements is highly uncertain and subject to change. Management considered the potential impact of the COVID-19 pandemic on its estimates and assumptions and there was not a material impact to the Company’s condensed consolidated financial statements as of and for the three months ended February 28, 2023; however, actual results could differ from those estimates and there may be changes to management’s estimates in future periods.
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
Recently Adopted Accounting Pronouncements
There have been no recent accounting pronouncements, changes in accounting pronouncements or recently adopted accounting guidance during the three months ended February 28, 2023 that are of significance or potential significance to the Company.
3. Collaboration Agreements
Gilead
In June 2019, the Company entered into a global strategic collaboration agreement with Gilead (as subsequently amended, the Gilead Agreement), to discover, develop and commercialize a pipeline of targeted protein degradation drugs for patients with cancer and other challenging diseases using the Company’s DELigase platform to identify novel agents that utilize E3 ligases to induce degradation of five specified drug targets. In August 2019 and September 2022, the Company entered into the First Amendment and the Second Amendment, respectively, to the Gilead Agreement to clarify certain language of the Gilead Agreement. These amendments had no impact on revenue recognition.
Under the Gilead Agreement, Gilead has the option to license drug candidates directed to up to five targets resulting from the collaboration and is responsible for the clinical development and commercialization of drug candidates resulting from the collaboration. The Company retains the option to co-develop and co-promote, under a profit share structure, up to two drug candidates in the United States, provided that the Company may only exercise such option once per licensed product and Gilead retains the right to veto the Company’s option selection for any one drug candidate of its choice. The collaboration excludes the Company’s current internal protein degradation programs for which the Company retains all rights, and also excludes the Company’s future internal programs, provided that the Company has distinguished future programs as excluded from the scope of the collaboration. In March 2023, Gilead exercised the option to exclusively license one target (Gilead License Option Exercise), the first development candidate resulting from the Gilead Agreement. Pursuant to the Gilead Agreement, the Company received an option exercise payment of $20.0 million in April 2023 for the Gilead License Option Exercise.

Upon signing the Gilead Agreement, Gilead paid the Company an upfront payment of $45.0 million plus $3.0 million in additional fees. In addition, from the signing of the Gilead Agreement to February 28, 2023, the Company has received payments of $36.0 million for research milestones and additional payments. Additionally, the Company received a payment of $5.0 million in April 2023 related to a research milestone recognized in February 2023. As of February 28, 2023, the Company is eligible to receive up to approximately $2.3 billion in total additional payments based on certain additional fees, payments and the successful completion of certain preclinical, clinical, development and sales milestones. In addition, the Company is eligible to receive tiered royalties from mid-single digit to low tens percentages on annual net sales from any commercial products directed to the optioned collaboration targets, subject to certain reductions and excluding sales in the United States of any products for which the Company exercises its option to co-develop and co-promote, for which the Company and Gilead share profits and losses evenly.
The Company re-evaluates the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur. The Company determined that the transaction price at the inception of the Gilead Agreement consisted of the upfront payment of $45.0 million and $3.0 million in additional fees. Upon the achievement of research milestones and additional fees related to target reservations, $41.0 million in variable consideration, which includes $6.5 million from achievements during the three months ended February 28, 2023, was added to the transaction price, and a cumulative effect was recorded as revenue in the period the transaction price increased. The transaction price is recognized as collaboration revenue using the cost-based input method over the estimated contract term of five years.
For the three months ended February 28, 2023, the Company recognized collaboration revenue related to the Gilead Agreement of $7.4 million, of which $2.8 million was included in deferred revenue as of November 30, 2022, and $4.1 million was related to activities satisfied in previous periods. For the three months ended February 28, 2022, the Company recognized collaboration revenue related to the Gilead Agreement of $6.2 million of which $3.3 million was included in deferred revenue as of November 30, 2021, and $2.5 million was related to activities satisfied in previous periods. As of February 28, 2023, deferred revenue related to the Gilead Agreement was $21.5 million, of which $16.3 million was current and includes $5.0 million in contract assets representing the unbilled amount related to the research milestone recognized in February 2023. As of November 30, 2022, deferred revenue related to the Gilead Agreement was $27.4 million, of which $18.2 million was current.
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
Upon signing the Sanofi Agreement, Sanofi paid the Company an upfront payment of $55.0 million. Subsequently, in January 2021, Sanofi paid the Company an additional $22.0 million to exercise its option to expand the number of targets beyond the initial targets included in the collaboration. In addition, from the signing of the Sanofi Agreement to February 28, 2023, the Company has received payments of $5.0 million for research milestones. As of February 28, 2023, the Company is eligible to receive up to approximately $2.5 billion in total additional payments based on certain additional fees, payments and the successful completion of certain research development, regulatory and sales milestones, as well as tiered royalties ranging from mid-single digit to low teen percentages on annual net sales of any commercial products that may result from the collaboration, subject to certain reductions and excluding sales in the United States of any products for which the Company exercises its option to co-develop and co-promote, for which the parties share profits and losses evenly.

The Company re-evaluates the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur. At the inception of the Sanofi Agreement, the Company determined that the transaction price consisted of the upfront payment of $55.0 million for three initial drug targets and $22.0 million for two additional targets. Subsequently, upon the achievement of research milestones, $5.0 million in variable consideration, which includes $1.0 million from an achievement during the three months ended February 28, 2023, was added to the transaction price and a cumulative effect was recorded as revenue in the period the transaction price increased. Revenue is recognized using the cost-based input method over the research term of 4.25 years, the revised research period that was agreed to in January 2021 in the First Sanofi Amendment for certain targets, and 5.25 years, the revised research period due to the target substitutions in July 2022, for certain other targets.
For the three months ended February 28, 2023, the Company recognized collaboration revenue related to the Sanofi Agreement of $5.3 million, of which $4.9 million was included in deferred revenue as of November 30, 2022, and $0.4 million was related to activities satisfied in previous periods. For the three months ended February 28, 2022, the Company recognized collaboration revenue related to the Sanofi Agreement of $3.4 million, of which $2.9 million was included in deferred revenue as of November 30, 2021 and $0.4 million was related to activities satisfied in previous periods. As of February 28, 2023, deferred revenue related to the Sanofi Agreement was $42.9 million, of which $22.0 million was current. As of November 30, 2022, deferred revenue related to the Sanofi Agreement was $46.2 million, of which $19.4 million was current and includes $1.0 million in contract assets representing the unbilled amount related to the research milestone recognized in November 2022.
4. Condensed Consolidated Balance Sheet Components
Property and Equipment, Net
Property and equipment, net, consisted of the following (in thousands):

	February 28, 2023	November 30, 2022
Laboratory equipment	$28,021	$26,385
Leasehold improvements	4,230	3,825
Computer equipment	764	786
Furniture and fixtures	452	452
Software	4,683	4,688
Software in progress	891	697
Total property and equipment, gross	39,041	36,833
Less: Accumulated depreciation and amortization	(21,324)	(19,670)
Total property and equipment, net	$17,717	$17,163
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	February 28, 2023	November 30, 2022
Accrued compensation	$6,710	$13,164
Accrued contract research and lab supplies	6,190	6,426
Accrued professional services	1,379	1,250
Accrued taxes	89	85
Other	1,020	1,503
Total accrued expenses and other current liabilities	$15,388	$22,428

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
The following tables present the Company’s investments, which consist of cash equivalents and available-for-sale marketable securities, that are measured at fair value on a recurring basis as of February 28, 2023 and November 30, 2022 (in thousands):

February 28, 2023	Level	Amortized cost	Unrealized gain	Unrealized loss	Estimated fair value
Money market funds	Level 1	$28,110	$—	$—	$28,110
U.S. treasury securities	Level 1	86,257	—	(746)	85,511
Corporate debt securities	Level 2	70,850	—	(697)	70,153
U.S. government agency securities	Level 2	31,733	—	(301)	31,432
Corporate commercial paper	Level 2	49,485	—	—	49,485
Foreign government securities	Level 2	7,007	—	(13)	6,994
Long-term marketable securities:
Corporate debt securities	Level 2	3,491	—	(182)	3,309
U.S. government agency securities	Level 2	46,448	—	(1,308)	45,140
Total		$323,381	$—	$(3,247)	$320,134
Included in cash and cash equivalents		$28,110	$—	$—	$28,110
Included in marketable securities, current		$245,332	$—	$(1,757)	$243,575
Included in marketable securities, non-current		$49,939	$—	$(1,490)	$48,449

November 30, 2022	Level	Amortized cost	Unrealized gain	Unrealized loss	Estimated fair value
Money market funds	Level 1	$59,452	$—	$—	$59,452
U.S. treasury securities	Level 1	75,322	—	(1,120)	74,202
Corporate debt securities	Level 2	81,026	—	(1,279)	79,747
U.S. government agency securities	Level 2	8,998	—	(135)	8,863
Corporate commercial paper	Level 2	74,896	—	—	74,896
Foreign government securities	Level 2	7,051	—	(92)	6,959
Long-term marketable securities:
U.S. treasury securities	Level 1	5,779	—	(98)	5,681
Corporate debt securities	Level 2	3,492	—	(217)	3,275
U.S. government agency securities	Level 2	56,301	1	(1,379)	54,923
Total		$372,317	$1	$(4,320)	$367,998
Included in cash and cash equivalents		$59,452	$—	$—	$59,452
Included in marketable securities, current		$247,293	$—	$(2,626)	$244,667
Included in marketable securities, non-current		$65,572	$1	$(1,694)	$63,879
The accrued interest receivable related to the Company’s marketable securities was $1.2 million and $1.1 million as of February 28, 2023 and November 30, 2022, respectively, and was included in prepaid expenses and other current assets on the condensed consolidated balance sheet. Long-term marketable securities held by the Company generally mature within two years from the balance sheet date.
The Company classifies its money market funds and U.S. treasury securities, which are valued based on quoted market prices in active markets with no valuation adjustment, as Level 1 assets within the fair value hierarchy.
The Company classifies its marketable securities in corporate debt securities, U.S. government agency securities, corporate commercial paper and foreign government securities as Level 2 assets within the fair value hierarchy. The fair values of these marketable securities are estimated by taking into consideration valuations obtained from third-party pricing services. The pricing services utilize industry standard valuation models, including both income- and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of and broker/dealer quotes on the same or similar securities, issuer credit spreads, benchmark securities, prepayment/default projections based on historical data and other observable inputs. There were no transfers of financial instruments between valuation levels during the three months ended February 28, 2023 and 2022.
As of February 28, 2023 and November 30, 2022, the unrealized losses for available-for-sale securities were non-credit related, and the Company does not intend to sell the securities that were in an unrealized loss position, nor will it be required to sell those securities before recovery of their amortized cost basis, which may be maturity. As of February 28, 2023 and November 30, 2022, no allowance for credit losses for the Company’s marketable securities was recorded. During the three months ended February 28, 2023 and 2022, the Company did not recognize any impairment losses related to marketable securities.
6. Commitments and Contingencies
Legal Proceedings
From time to time, the Company may be involved in legal proceedings in the ordinary course of business. The Company accrues a liability for such matters when it is probable that future expenditures will be made and that such expenditures can be reasonably estimated. Significant judgment is required to determine both probability and the estimated amount. Legal fees and other costs associated with such actions are expensed as incurred. As of February 28, 2023, the Company was not a party to any material legal proceedings.

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
In July 2021, the Company entered into a lease agreement for the lease of approximately 19,320 square feet of office space in San Francisco, California, for a research and development laboratory and related uses. The lease will expire on June 30, 2024, unless terminated earlier.
In March 2022, the Company entered into a lease agreement for the lease of approximately 46,434 square feet of office space in The Woodlands, Texas, for a research and development laboratory and related uses. The Company obtained access to the premise on August 1, 2022 to commence construction of landlord-owned improvements. The lease is expected to commence in the second half of fiscal year 2023 when the underlying assets become available for use and the Company obtains control and will expire on March 1, 2035, unless terminated earlier. The Company has an option to renew for two additional terms of five years each, and it is not reasonably certain that the Company will exercise this option. The minimum rent payable by the Company under the lease will be approximately $205,000 per month, beginning on March 1, 2023, which amount will increase by 3% per year over the term of the lease; provided that, for the period between March 1, 2023 and February 29, 2024, the minimum rent payable by the Company under the lease will be approximately $154,000 per month. The Company will also be responsible for the payment of the tenant’s proportionate share of the operating expenses as defined in the lease agreement.
Operating lease expenses, excluding additional rent charges for utilities, maintenance and real estate taxes, were $1.5 million and $1.4 million for the three months ended February 28, 2023 and 2022, respectively. Short-term lease expense was not material for all periods presented.
Other information related to leases were as follows (in thousands):

	Three Months Ended February 28,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Cash flows from operating leases	$1,388	$1,317
Supplemental disclosures of non-cash investing and financing activities:
Right-of-use assets recognized in exchange for lease obligations	$—	$3,916
7. Common Stock
The Company’s Restated Certificate of Incorporation authorizes the Company to issue up to 500,000,000 shares of common stock, $0.001 par value per share, as of February 28, 2023 and November 30, 2022. Holders of common stock are entitled to dividends when and if declared by the Company’s board of directors, subject to the prior rights of the holders of shares of preferred stock. The holder of each share of common stock is entitled to one vote. As of February 28, 2023, no dividends have been declared.

In July 2022, the Company issued pre-funded warrants to purchase an aggregate of 6,814,920 shares of the Company’s common stock in RDOs at a price of $13.939 per pre-funded warrant. The pre-funded warrants were immediately exercisable, have an exercise price of $0.001 and may be exercised at any time after the date of issuance. A holder of pre-funded warrants may not exercise the warrant if the holder, together with its affiliates, would beneficially own more than 9.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to such exercise. A holder of the pre-funded warrants may increase or decrease this percentage not in excess of 19.99% by providing at least 61 days’ prior notice to the Company. As of February 28, 2023, all of the pre-funded warrants remained available for exercise.
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
Common stock reserved for future issuance, on an as-if converted basis, as of February 28, 2023 and November 30, 2022, consists of the following:

	February 28, 2023	November 30, 2022
Options to purchase common stock issued and outstanding	9,535,402	8,256,957
Restricted stock units issued and outstanding	1,595,025	784,824
Shares available for future equity grants	525,197	834,291
Shares available for issuance under employee stock purchase plan	1,632,030	1,325,523
Pre-funded warrants issued and outstanding	6,814,920	6,814,920
Total common stock reserved for future issuance	20,102,574	18,016,515
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
Option activity under the Stock Plans is set forth below:

	Number of options outstanding	Weighted- average exercise price
Balances as of November 30, 2022	8,256,957	$19.47
Options granted	1,398,600	10.83
Options exercised	(8,768)	3.16
Options forfeited	(111,387)	22.53
Balances as of February 28, 2023	9,535,402	$18.18
RSU activity under the Stock Plans is set forth below:

	Number of RSUs	Weighted-average grant date fair value
Balances as of November 30, 2022	784,824	$18.97
RSUs granted	925,690	10.83
RSUs vested	(98,571)	19.34
RSUs forfeited	(16,918)	14.68
Balances as of February 28, 2023	1,595,025	$14.27

Employee Stock Purchase Plan
Under the Company’s 2020 Employee Stock Purchase Plan (the ESPP), eligible employees are entitled to purchase shares of common stock with accumulated payroll deductions. During the three months ended February 28, 2023, the Company issued 165,215 shares of common stock pursuant to the ESPP at a weighted-average price of $8.80 per share.
Stock-Based Compensation
Stock-based compensation expense related to the Stock Plans and the ESPP that is included in the Company’s condensed consolidated statements of operations is as follows (in thousands):

	Three Months Ended, February 28,
	2023	2022
Research and development	$5,154	$3,541
General and administrative	3,327	2,530
Total stock-based compensation	$8,481	$6,071
As of February 28, 2023, the total compensation cost related to stock-based awards not yet recognized was $90.2 million, which is expected to be amortized on a straight-line basis over the weighted-average remaining vesting period of approximately 2.7 years.
9. Defined Contribution Plan
The Company sponsors a defined-contribution savings plan under Section 401(k) of the Internal Revenue Code of 1986, as amended (the 401(k) Plan), which provides for the Company to make discretionary matching or discretionary annual contributions to the 401(k) Plan, for its employees. Substantially all of the Company’s employees are eligible to participate in the 401(k) Plan. Employees may contribute a percentage of their annual compensation to the plan, subject to statutory limitations. The Company has made contributions to the 401(k) Plan and recorded contribution expense of $0.6 million and $0.5 million during the three months ended February 28, 2023 and 2022, respectively.
10. Income Taxes
For the three months ended February 28, 2023 and 2022, the Company did not record any current income tax expense or provision. Deferred income taxes reflect the net tax effects of loss and credit carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Realization of the deferred tax assets is dependent upon future taxable income, the amount, if any, and timing of which are uncertain. The Company has generated losses since inception and has established a valuation allowance to offset deferred tax assets as of February 28, 2023 and 2022 due to the uncertainty of realizing future tax benefits from its net operating loss carryforwards and other deferred tax assets.
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
In December 2017, the Tax Cuts and Jobs Act (TCJA) was signed into law, significantly reforming the Internal Revenue Code of 1986, as amended (IRC). The TCJA included a provision impacting Section 174 that requires taxpayers to capitalize and amortize, rather than deduct, research and experimental (R&E) expenses for tax years beginning on or after January 1, 2022. For the year ending November 30, 2023, the Company anticipates capitalizing a significant portion of its total R&E expenses. The Company does not expect a significant current income tax liability as a result of the enactment of IRC Section 174. The Company will continue to monitor IRS guidance on this provision.

11. Net Loss Per Share
The following table sets forth the computation of the Company’s basic and diluted net loss per share attributable to common stockholders, which excludes shares which are legally outstanding but subject to repurchase by the Company (in thousands, except share and per share data):

	Three Months Ended February 28,
	2023	2022
Numerator:
Net loss	$(40,733)	$(42,533)
Denominator:
Weighted-average number of shares outstanding, basic and diluted(1)	54,028,238	44,693,812
Net loss per share, basic and diluted	$(0.75)	$(0.95)

(1)
The shares underlying the pre-funded warrants to purchase an aggregate of 6,814,920 shares of the Company’s common stock have been included in the calculation of the weighted-average number of shares outstanding, basic and diluted, for the three months ended February 28, 2023.

The following potentially dilutive securities were excluded from the computation of the diluted net loss per share of common stock for the periods presented because their effect would have been anti-dilutive:

	February 28,
	2023	2022
Options to purchase common stock issued and outstanding	9,535,402	6,523,560
Options early exercised subject to vesting	17,069	41,522
Restricted stock units issued and outstanding	1,595,025	649,382
Shares expected to be purchased under employee stock purchase plan	103,194	73,851
Total	11,250,690	7,288,315
12. Related Party Transactions
The Company’s Chief Financial Officer is a trustee for the multiple employer welfare association that facilitates the acquisition and administration of the Company’s healthcare plans. Expenses related to the healthcare plan premiums were $1.1 million and $0.9 million for the three months ended February 28, 2023 and 2022, respectively. As of February 28, 2023 and November 30, 2022, the amount recorded in accounts payable and accrued expenses and other current liabilities in connection with this healthcare plan provider was not material.
13. Subsequent Events
Refer to Note 3 for the Gilead License Option Exercise.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with (1) the unaudited condensed consolidated financial statements and the related notes included in Part I, Item 1 of this Quarterly Report on Form 10‑Q and (2) the audited consolidated financial statements and related notes and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended November 30, 2022 included in our Annual Report on Form 10‑K filed on February 9, 2023 (2022 Form 10‑K). As discussed in the section titled “Special Note Regarding Forward Looking Statements,” the following discussion and analysis contains forward looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those identified below and those discussed in the section titled “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10‑Q.
Overview
We are a clinical stage biopharmaceutical company focused on the discovery, development and commercialization of small molecule and cell therapies based on the modulation of cellular protein levels as a novel treatment approach for cancer and other challenging diseases. Leveraging our extensive expertise in E3 ligases together with our proprietary DNA-encoded libraries, we have built DELigase, an integrated discovery platform to identify and advance novel drug candidates targeting E3 ligases, a broad class of enzymes that can modulate proteins within the cell. Our drug discovery approach is to either harness or inhibit the natural function of E3 ligases within the ubiquitin-proteasome system to selectively decrease or increase cellular protein levels. Our wholly owned, clinical stage pipeline includes targeted protein degraders of Bruton’s tyrosine kinase (BTK), a B-cell signaling protein, and inhibitors of Casitas B-lineage lymphoma proto-oncogene B (CBL-B), an E3 ligase that regulates activation of multiple immune cell types including T cells and NK cells. Our partnered drug discovery pipeline consists of ten programs under collaboration agreements with Sanofi S.A. (Sanofi) and Gilead Sciences, Inc. (Gilead), within which we retain options for co-development and co-commercialization rights in the United States for up to four drug candidates, two for each collaboration.
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
In March 2023, we announced with Gilead that Gilead had exercised its option to exclusively license our investigational targeted protein degrader molecule NX-0479. This bivalent degrader, designated GS-6791, is the first development candidate resulting from the Gilead Agreement. Pursuant to the Gilead Agreement, we will receive an option exercise payment of $20.0 million and potentially could receive up to an additional $425.0 million in clinical, regulatory, and commercial milestone payments, as well as up to low double-digit tiered royalties on product net sales.
Financial Overview
Since the commencement of our operations, we have devoted substantially all of our resources to conducting research and development activities, establishing and maintaining our intellectual property portfolio, establishing our corporate infrastructure, raising capital and providing general and administrative support for these operations. We have funded our operations to date primarily from proceeds received under collaboration and license agreements with Sanofi, Gilead and Celgene Corporation and the issuance and sale of common stock, redeemable convertible preferred stock and pre-funded warrants. We do not expect to generate product revenue unless and until we successfully develop and obtain approval for the commercialization of a drug candidate, and we cannot assure you that we will ever generate significant revenue or profits.
Since inception, we have generally incurred significant losses and negative cash flows from operations. During the three months ended February 28, 2023 and 2022, we incurred net losses of $40.7 million and $42.5 million, respectively. As of February 28, 2023, we had an accumulated deficit of $442.0 million. These losses have resulted primarily from costs incurred in connection with research and development activities and general and administrative costs associated with our operations.
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
As of February 28, 2023, we had $325.6 million in cash, cash equivalents and marketable securities. We expect that our existing cash, cash equivalents and marketable securities are sufficient to fund our operations for at least the next 12 months. See the section titled “—Liquidity and Capital Resources” for more information. To finance our operations beyond that point, we will need to raise substantial additional capital to complete the development and commercialization of our drug candidates. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing and distribution arrangements. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans.

We are subject to risks and uncertainties as a result of macroeconomic events and conditions, including inflation, increasing interest rates, increasing financial market volatility and uncertainty, instability in the global banking system, the impact of war or military conflict, including the war in Ukraine, and public health pandemics. In particular, the COVID-19 pandemic, including the resurgence of cases relating to the spread of new variants, continues to impact worldwide economic activity and poses the risk that we or our employees, contractors, suppliers and other partners may be prevented from conducting business activities for an indefinite period of time, including due to shutdowns that may be requested or mandated by governmental authorities. While the impact of the COVID‑19 pandemic on our current operations has been minimal during the early stages of clinical development of our lead drug candidates, the extent to which the COVID-19 pandemic and other macroeconomic factors, including increasing financial market volatility and uncertainty, will impact our business, financial condition, liquidity, access to capital and results of operations in the future will depend on future developments that are highly uncertain and cannot be predicted at this time.
In addition, we are exposed to credit risk on deposits in the event of default by the financial institutions to the extent account balances exceed the amount insured by the Federal Deposit Insurance Corporation (FDIC). We are closely monitoring ongoing events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions or other companies in the financial services industry or the financial services industry generally, including Silicon Valley Bank (SVB). On March 10, 2023, SVB, where we maintained an operating account with a cash balance of less than 1% of our total cash, cash equivalents and marketable securities, was closed by the California Department of Financial Protection and Innovation and the FDIC was appointed as receiver. On March 12, 2023, the U.S. Department of the Treasury, Federal Reserve Board, and FDIC released a joint statement announcing that the FDIC would complete its resolution of SVB in a manner that fully protected all depositors at SVB and that depositors would have access to all of their money starting March 13, 2023. On March 26, 2023, it was announced that First-Citizens Bank & Trust Company would assume all of SVB's deposits and loans as of March 27, 2023. In light of the foregoing, we do not believe we have exposure to loss as a result of SVB’s receivership.
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
Upon signing the Sanofi Agreement, Sanofi paid us an upfront payment of $55.0 million. Subsequently, in January 2021, Sanofi paid us an additional $22.0 million to exercise its option to expand the number of targets beyond the initial targets included in the collaboration. In addition, from the signing of the Sanofi Agreement to February 28, 2023, we received payments of $5.0 million for research milestones. As of February 28, 2023, we are eligible to receive up to approximately $2.5 billion in total payments based on certain additional fees, payments and the successful completion of certain research development, regulatory and sales milestones, as well as tiered royalties ranging from mid-single digit to low teen percentages on annual net sales of any commercial products that may result from the collaboration, subject to certain reductions and excluding sales in the United States of any products for which we exercise our option to co-develop and co-promote, for which we share profits and losses evenly.
We recognized collaboration revenue from the Sanofi Agreement of $5.3 million and $3.4 million during the three months ended February 28, 2023 and 2022, respectively. As of February 28, 2023 and November 30, 2022, there was $42.9 million and $46.2 million, respectively, of deferred revenue related to payments received by us under the Sanofi Agreement.

Gilead Collaboration, Option and License Agreement
In June 2019, we entered into a global strategic collaboration agreement with Gilead (as subsequently amended, the Gilead Agreement) to discover, develop and commercialize a pipeline of targeted protein degradation drugs for patients with cancer and other challenging diseases using our DELigase platform to identify novel agents that utilize E3 ligases to induce degradation of five specified drug targets. Under the Gilead Agreement, Gilead has the option to license drug candidates directed to up to five targets resulting from the collaboration and is responsible for the clinical development and commercialization of drug candidates resulting from the collaboration. We retain the option to co-develop and co-promote, under a profit share structure, up to two drug candidates in the United States under certain conditions. The collaboration excludes our current internal protein degradation programs for which we retain all rights, and also excludes our future internal programs, provided that we have distinguished future programs as excluded from the scope of the collaboration. In August 2019 and September 2022, we entered into the First and Second Amendment, respectively, to the Gilead Agreement to clarify certain language of the Gilead Agreement. These amendments had no impact on revenue recognition. In March 2023, Gilead exercised the option to exclusively license one target (Gilead License Option Exercise), the first development candidate resulting from the Gilead Agreement. Pursuant to the Gilead Agreement, we received an option exercise payment of $20.0 million in April 2023 for the Gilead License Option Exercise.
Upon signing the Gilead Agreement, Gilead paid us an upfront payment of $45.0 million, plus $3.0 million in additional fees. In addition, from the signing of the Gilead Agreement to February 28, 2023, we received payments of $36.0 million for research milestones and additional payments. Additionally, we received a payment of $5.0 million in April 2023 related to a research milestone recognized in February 2023. As of February 28, 2023, we are eligible to receive up to approximately $2.3 billion in total additional payments based on certain additional fees, payments and the successful completion of certain preclinical, clinical, development and sales milestones. In addition, we are eligible to receive tiered royalties from mid-single digit to low tens percentages on annual net sales from any commercial products directed to the optioned collaboration targets, subject to certain reductions and excluding sales in the United States of any products for which we exercise our option to co-develop and co-promote, for which we share profits and losses evenly.
We recognized collaboration revenue from the Gilead Agreement of $7.4 million and $6.2 million during the three months ended February 28, 2023 and 2022, respectively. As of February 28, 2023 and November 30, 2022, there was $21.5 million and $27.4 million, respectively, of deferred revenue related to payments received by us under the Gilead Agreement.
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

Internal research and development costs include:
•payroll and personnel expenses, including benefits, stock-based compensation and travel expenses, for our research and development functions; and
•depreciation of research and development equipment, allocated overhead and facilities-related expenses.
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

Our critical accounting policies and more significant areas involving management’s judgments and estimates used in preparation of our financial statements are discussed in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2022 Form 10-K. There have been no significant changes to these policies for the three months ended February 28, 2023.
Recent Accounting Pronouncements
See Note 2, “Summary of significant accounting policies—Recent accounting pronouncements” to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information.
Results of Operations
Comparison of the three months ended February 28, 2023 and 2022
Our results of operations for the three months ended February 28, 2023 and 2022 are summarized as follows (in thousands):

	Three Months Ended February 28,		Change
	2023	2022
Collaboration revenue	$12,685	$9,621	$3,064
Operating expenses:
Research and development	45,816	43,137	2,679
General and administrative	9,821	9,228	593
Total operating expenses	55,637	52,365	3,272
Loss from operations	(42,952)	(42,744)	(208)
Interest and other income, net	2,219	211	2,008
Net loss	$(40,733)	$(42,533)	$1,800
Collaboration Revenue
Our collaboration revenue for the three months ended February 28, 2023 and 2022 is summarized as follows (in thousands):

	Three Months Ended February 28,		Change
	2023	2022
Gilead	$7,358	$6,183	$1,175
Sanofi	5,327	3,438	1,889
Total collaboration revenue	$12,685	$9,621	$3,064
Our collaboration revenue increased by $3.1 million during the three months ended February 28, 2023 compared to the three months ended February 28, 2022 primarily due to increased effort resulting in a higher percentage of completion of performance obligations under our collaborations with Gilead and Sanofi in the current period. The increase was also due to additions to the transaction price from the achievement of research milestones totaling $6.5 million from our collaboration with Gilead and $1.0 million from our collaboration with Sanofi that resulted in higher revenue recognized in each period and impacted the cumulative catch up in revenue for activities satisfied in previous periods.

Research and Development Expenses
Our research and development expenses for the three months ended February 28, 2023 and 2022 are summarized as follows (in thousands):

	Three Months Ended February 28,		Change
	2023	2022
Compensation and related personnel costs	$20,150	$15,807	$4,343
Stock-based compensation	5,179	3,541	1,638
Supplies and contract research	9,424	12,121	(2,697)
Preclinical activities	206	1,433	(1,227)
Contract manufacturing	1,444	3,112	(1,668)
Clinical costs	3,230	2,669	561
Facility and other costs	6,183	4,454	1,729
Total research and development expenses	$45,816	$43,137	$2,679
Our research and development expenses increased by $2.7 million during the three months ended February 28, 2023 compared to the three months ended February 28, 2022. There was an increase in compensation and related personnel costs and in non-cash stock-based compensation expense that were primarily attributable to higher headcount. The increase in non-cash stock-based compensation expense was also attributable to the issuance of restricted stock units (RSUs). There was also an increase in clinical costs as we continue our clinical trial programs and ongoing patient enrollment, offset by a decrease in research related costs as we conclude certain studies and sponsored research agreements and a decrease in contract manufacturing as we stabilize the supply needed for our clinical trials. There was also an increase in facility and other costs primarily driven by additional investments in information technology and depreciation from equipment placed into service during the prior fiscal year.
General and Administrative Expenses
Our general and administrative expenses increased by $0.6 million during the three months ended February 28, 2023 compared to the three months ended February 28, 2022. There was an increase in compensation related expenses and non-cash stock-based compensation expense primarily driven by higher headcount and the issuance of RSUs and incentive stock options, offset by a decrease in outside consulting and professional service costs.
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
In August 2021, we entered into an Equity Distribution Agreement with Piper Sandler & Co. (Piper Sandler) pursuant to which, from time to time, we may offer and sell through Piper Sandler up to $150.0 million of the common stock registered under our shelf registration statement on Form S-3 pursuant to one or more “at the market” offerings. We are not required to sell any shares at any time during the term of the Equity Distribution Agreement. We agreed to pay Piper Sandler a commission of 3% of the gross sales price of any shares sold pursuant to the Equity Distribution Agreement. In June 2022, we issued and sold 2,000,000 shares of common stock under the Equity Distribution Agreement at a price of $10.0001 per share of common stock for net proceeds of approximately $19.3 million after deducting offering commissions and expenses paid by us (the June 2022 ATM Offering). As of February 28, 2023, we had $130.0 million of common stock remaining available for sale under the Equity Distribution Agreement.

In July 2022, we entered into separate securities purchase agreements with certain purchasers to issue and sell pre‑funded warrants to purchase an aggregate of 6,814,920 shares of our common stock in registered direct offerings (RDOs) at a price of $13.939 per pre-funded warrant. Net proceeds from the RDOs were approximately $94.8 million, after deducting offering expenses of $0.2 million. The pre-funded warrants were immediately exercisable, have an exercise price of $0.001 and may be exercised at any time after the date of issuance. A holder of the pre-funded warrants may not exercise the warrant if the holder, together with its affiliates, would beneficially own more than 9.99% of the number of shares of our common stock outstanding immediately after giving effect to such exercise. A holder of the pre-funded warrants may increase or decrease this percentage not in excess of 19.99% by providing us at least 61 days’ prior notice. As of February 28, 2023, all of the pre-funded warrants remained available for exercise.
Funding Requirements
As of February 28, 2023, our operations have primarily been funded through the net proceeds from equity offerings of $650.5 million and proceeds from collaborations of $316.0 million. We do not have any products approved for sale, and we have not generated any revenue from product sales. As of February 28, 2023, we had $325.6 million in cash, cash equivalents and marketable securities.
We expect that our existing cash, cash equivalents and marketable securities are sufficient to meet our cash requirements and continue operating activities, including the clinical trials of our drug candidates NX‑2127, NX‑1607 and NX‑5948 and the expansion of our intellectual property portfolio and infrastructure, for at least the next 12 months. We will need substantial additional funding to support our continuing operations and pursue our long-term business plan. We may seek to raise any necessary additional capital through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing and distribution arrangements. Because of the numerous risks and uncertainties associated with the development and commercialization of our drug candidates and the extent to which we may enter into additional collaborations with third parties to participate in their development and commercialization, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated pre-clinical studies and clinical trials.
In the long term, our ability to support our working capital and capital expenditure requirements will depend on many factors, including the following:
•the progress, costs and results of our ongoing Phase 1 clinical trials for our lead drug candidates NX-2127, NX-1607 and NX‑5948, and any future clinical development of such drug candidates;
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

Our contractual obligations mostly consist of our operating lease obligations for facilities in San Francisco, California and The Woodlands, Texas. Our total operating lease commitments as of February 28, 2023, were approximately $45.3 million, of which $7.5 million is expected to be paid within the next twelve months. In addition, we enter into agreements in the normal course of business with contract research organizations for clinical trials and with vendors for preclinical studies and other services and products for operating purposes, which are generally cancelable upon written notice.
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
Cash flows
Our cash flows for the three months ended February 28, 2023 and 2022 are summarized as follows (in thousands):

	Three Months Ended February 28,
	2023	2022
Cash used in operating activities	$(48,452)	$(42,630)
Cash provided by investing activities	16,068	40,031
Cash provided by financing activities	1,481	1,488
Net decrease in cash, cash equivalents and restricted cash	$(30,903)	$(1,111)
Operating activities
Net cash used in operating activities was $48.5 million for the three months ended February 28, 2023 and consisted of a net loss of $40.7 million and an increase in net assets of $18.6 million, offset by non-cash adjustments of $10.9 million. The increase in net assets consisted of a decrease in deferred revenue of $9.2 million as we increased effort in our programs and recognized revenue, a decrease in accrued expenses and other liabilities of $6.9 million primarily related to the payment of annual incentive compensation, an increase in prepaid expenses and other assets of $1.6 million primarily related to reimbursement receivables for landlord-owned improvements and a decrease in operating lease liabilities of $1.3 million due to lease payments made during the period. Non-cash adjustments primarily consisted of stock-based compensation expenses of $8.5 million, depreciation and amortization expenses of $1.8 million and amortization of operating lease right-of-use assets of $1.4 million.
Net cash used in operating activities was $42.6 million for the three months ended February 28, 2022 and consisted of a net loss of $42.5 million and an increase in net assets of $9.0 million, offset by non-cash adjustments of $8.9 million. The increase in net assets consisted primarily of a decrease in deferred revenue of $3.6 million, which included an increase in contract assets of $2.0 million related to a milestone recognized pursuant to the Sanofi Agreement, a decrease in accrued expenses and other liabilities of $3.3 million primarily related to the payment of annual incentive compensation and an increase in prepaid expenses and other assets of $1.5 million primarily related to increased prepaid clinical and contract manufacturing costs. Non-cash adjustments primarily consisted of stock-based compensation expenses of $6.1 million and amortization of operating lease right-of-use assets of $1.3 million.
Investing activities
Net cash provided by investing activities was $16.1 million for the three months ended February 28, 2023 and consisted of the maturity of marketable securities of $41.0 million, offset by the purchase of marketable securities of $22.6 million and the purchase of property and equipment of $2.3 million.
Net cash provided by investing activities was $40.0 million for the three months ended February 28, 2022 and consisted of the maturity of investments of $58.7 million, offset by the purchase of investments of $15.2 million and the purchase of property and equipment of $3.5 million.
Financing activities
Net cash provided by financing activities was $1.5 million for the three months ended February 28, 2023 and consisted primarily of proceeds from the issuance of common stock under our Employee Stock Purchase Plan (ESPP).
Net cash provided by financing activities was $1.5 million for the three months ended February 28, 2022 and consisted primarily of proceeds from the issuance of common stock under our ESPP.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide this information.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our President and Chief Executive Officer and our Chief Financial Officer, our principal executive officer and principal accounting and financial officer, respectively, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of February 28, 2023.
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our President and Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of February 28, 2023.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended February 28, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
Investing in our common stock involves a high degree of risk. Before making your decision to invest in shares of our common stock, you should carefully consider the risks and uncertainties described below, together with all of the other information contained in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and related notes and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We cannot assure you that any of the events described below will not occur. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of or that we deem immaterial may also become important factors that adversely affect our business. If any of the following risks occur, our business, financial condition, operating results, and future prospects could be materially and adversely affected. In that event, the trading price of our common stock could decline, and you could lose all or part of your investment.
Risks Related to Our Financial Position and Need for Additional Capital
We have incurred significant losses since our inception. We expect to incur losses over at least the next several years and may never achieve or maintain profitability.
Our net loss was $180.4 million for the fiscal year ended November 30, 2022, and $40.7 million for the three months ended February 28, 2023. As of February 28, 2023, we had an accumulated deficit of $442.0 million. To date, we have not generated any revenue from product sales and have financed our operations primarily through our collaborations and sales of our equity interests. We are in the early stages of development of our drug candidates. Our lead drug candidates, NX-2127, NX-1607 and NX-5948, are in the early stages of clinical development. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We anticipate that our operating expenses and capital expenditure requirements will increase substantially if and as we:
•increase enrollment in and further development of our Phase 1 clinical trials of our drug candidates NX-2127, NX-1607 and NX-5948;
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
We recently commenced clinical development of our drug candidates NX-2127, NX-1607 and NX-5948. We expect that it will be many years, if ever, before we have a drug candidate ready for commercialization. We may never succeed in these activities and, even if we do, may never generate revenues that are significant enough to achieve profitability. To become and remain profitable, we must succeed in developing, obtaining marketing approval for and commercializing products that generate significant revenue. This will require us to be successful in a range of challenging activities, including completing preclinical testing and clinical trials of our drug candidates, discovering additional drug candidates, establishing and maintaining arrangements with third parties for the manufacture of clinical supplies of our drug candidates, obtaining marketing approval for our drug candidates and manufacturing, marketing, selling and obtaining reimbursement for any products for which we may obtain marketing approval.
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
We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we conduct our Phase 1 clinical trials of NX-2127, NX-1607 and NX-5948, grow our pipeline of drug candidates, expand the breadth of our DELigase platform, continue research and development and initiate additional clinical trials of and potentially seek marketing approval for our lead programs and other drug candidates. In addition, if we obtain marketing approval for any of our drug candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, reimbursement and sales and distribution. Furthermore, we expect to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we may be required to delay, limit, reduce or terminate our research, product development programs or any future commercialization efforts or grant rights to develop and market drug candidates that we otherwise would prefer to develop and market ourselves.
We had cash, cash equivalents and marketable securities of $325.6 million as of February 28, 2023. We believe that our existing cash, cash equivalents and marketable securities, will be sufficient to fund our operating expenses and capital expenditure requirements through at least the next 12 months. However, our future capital requirements and the period for which we expect our existing resources to support our operations may vary significantly from what we expect, and we may need to seek additional funds sooner than planned. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans. Our future capital requirements will depend on many factors, including:
•the progress, costs and results of our Phase 1 clinical trials for NX-2127, NX-1607 and NX-5948 and any future clinical development of such drug candidates;
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

Risks Related to the Discovery and Development of Our Drug Candidates
We are early in our development efforts. Our lead drug candidates, NX-2127, NX-1607 and NX-5948, are in the early stages of clinical development. If we are unable to advance our drug candidates through clinical development, develop, obtain regulatory approval for and commercialize our drug candidates or experience significant delays in doing so, our business may be materially harmed.
We are early in our development efforts. Our lead drug candidates, NX-2127, NX-1607 and NX-5948, recently entered clinical development and their risk of failure is high. We have invested substantially all of our efforts and financial resources in building our DELigase platform, in the identification and preclinical development of our current drug candidates and in the preparation for and initiation of Phase 1 clinical trials for our lead drug candidates. Our ability to generate revenue from product sales, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of one or more of our drug candidates. The success of our drug candidates will depend on several factors, including the following:
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
Further, cancer therapies sometimes are characterized as first-line, second-line or third-line, and the FDA often approves new therapies initially only for third-line or later use, meaning for use after two or more other treatments have failed. When cancer is detected early enough, first-line therapy, usually chemotherapy, hormone therapy, immunotherapy, radiation therapy, surgery, targeted therapy or a combination of these, is sometimes adequate to cure the cancer or prolong life without a cure. Second- and third-line therapies are administered to patients when prior therapy is not effective. Our current and planned clinical trials for our drug candidates NX-2127, NX-1607 and NX-5948 are and will be with patients who have received one or more prior treatments. Subsequently, for those products that prove to be sufficiently beneficial, if any, we may seek approval potentially as a first-line therapy, but any drug candidates we develop, even if approved, may not be approved for first-line therapy, and, prior to any such approvals, we may have to conduct additional clinical trials.
If serious adverse events, undesirable side effects or unexpected characteristics are identified during the development of any drug candidates we may develop, we may need to abandon or limit our further clinical development of those drug candidates.
We have recently begun to evaluate our lead drug candidates in human clinical trials, and there have been very few clinical trials to date involving small molecule drug candidates designed to control cellular protein levels through targeted protein degradation. It is impossible to predict when or if any drug candidates we may develop will prove safe in humans. There is a limited safety data set for the effects of NX-2127, NX-1607 and NX-5948 in animals and we only recently have begun to test the safety of our drug candidates in humans. There can be no assurance that our current drug candidates or any future drug candidate will not cause undesirable side effects. Unforeseen side effects from our drug candidates could arise at any time during preclinical or clinical development.
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
The results of preclinical studies may not be predictive of the results of clinical trials, and the results of any early-stage clinical trials we commence may not be predictive of the results of the later-stage clinical trials. In addition, initial success in clinical trials may not be indicative of results obtained when such trials are completed. In particular, the small number of patients in our planned early clinical trials may make the results of these trials less predictive of the outcomes of later clinical trials. For example, even if successful, the results of our initial clinical trials for NX-2127, NX-1607 and NX-5948 may not be predictive of the results of further clinical trials of these drug candidates or any of our other drug candidates. Moreover, preclinical and clinical data often are susceptible to varying interpretations and analyses, and many companies that have believed their drug candidates performed satisfactorily in preclinical studies and clinical trials nonetheless have failed to obtain marketing approval of their products. Our future clinical trials may not ultimately be successful or support further clinical development of any of our drug candidates. There is a high failure rate for drug candidates proceeding through clinical trials. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in clinical development even after achieving encouraging results in earlier studies and trials. Any such setbacks in our clinical development could materially harm our business, results of operations, financial condition and prospects.
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
We may not be able to initiate or continue clinical trials for our drug candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or similar regulatory authorities outside of the United States. In particular, we are currently conducting Phase 1 clinical trials for each of our lead drug candidates: NX-2127, NX-1607 and NX‑5948. We cannot predict how difficult it will be to enroll patients for these trials. Therefore, our ability to identify and enroll eligible patients for our NX-2127, NX-1607 and NX-5948 clinical trials may be limited or may result in slower enrollment than we anticipate. In addition, some of our competitors have ongoing clinical trials for drug candidates that treat the same indications as our drug candidates, and patients who otherwise would be eligible for our planned clinical trials instead may enroll in clinical trials of our competitors’ drug candidates. Moreover, the size of the relevant patient populations for the diseases that our lead drug candidates target is small, and as more companies begin to focus attention and resources on drug candidates to treat the same indications as our drug candidates, we may experience delays or be unable to successfully recruit and enroll a sufficient number of eligible patients in our clinical trials. Patient enrollment is affected by other factors including:
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
We are aware of several biotechnology companies focused on developing small molecules that degrade target proteins including but not limited to Arvinas, Inc., BeiGene, Ltd., BioTheryX, Inc., C4 Therapeutics, Inc., Cullgen Inc., Foghorn Therapeutics Inc., HotSpot Therapeutics, Inc., Kymera Therapeutics, Inc. and Monte Rosa Therapeutics, all of which currently are in preclinical or clinical development. In addition, several large pharmaceutical companies have disclosed investments in this field, including Amgen Inc., AstraZeneca plc, Bayer AG, Bristol-Myers Squibb Company, Genentech, Inc., GlaxoSmithKline plc and Novartis International AG.
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
We rely on third-party contract research organizations (CROs) to conduct our Phase 1 clinical trial programs for NX-2127, NX-1607 and NX-5948 and we will rely on third-party CROs to conduct any clinical trials for other drug candidates. Agreements with these CROs might terminate for a variety of reasons, including for such CRO’s failure to perform. Entry into alternative arrangements, if necessary, could significantly delay our product development activities.
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
We may submit an NDA for one or more of our drug candidates seeking approval through the Accelerated Approval Pathway. For any approval to market a drug product, we must provide the FDA and foreign regulatory agencies with clinical data that adequately demonstrate the safety and efficacy of the product for the indication applied for in the NDA or other respective regulatory filings. The Accelerated Approval Program is one of several approaches used by the FDA to make prescription drugs more rapidly available for the treatment of serious or life-threatening diseases. Section 506(c) of the Federal Food, Drug and Cosmetic Act (FDCA) provides that the FDA may grant Accelerated Approval to “a product for a serious or life-threatening condition upon a determination that the product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments.” Approval through the Accelerated Approval Program is subject, however, to the requirement that the applicant conduct additional postmarketing clinical trials to verify and describe the drug’s clinical benefit, where there is uncertainty as to the relationship of the surrogate endpoint to the clinical benefit, or of the observed clinical endpoint to ultimate outcome. Typically, clinical benefit is verified when postmarketing clinical trials show that the drug provides a clinically meaningful positive therapeutic effect, that is, an effect on how a patient feels, functions, or survives. The FDA may require that these studies be underway prior to Accelerated Approval pursuant to the Food and Drug Omnibus Reform Act of 2022. If such confirmatory trials fail to confirm the drug’s clinical profile or risks and benefits, the FDA may withdraw its approval of the drug.

The FDA has broad discretion with regard to approval through the Accelerated Approval Program, and even if we believe that the Accelerated Approval Program is appropriate for one of our drug candidates, we cannot assure you that the FDA will ultimately agree. The FDA may also change its policies with respect to Accelerated Approval over time. For example, in March 2023, the FDA announced the availability of draft guidance on “Clinical Trial Considerations to Support Accelerated Approval of Oncology Therapeutics,” in which the agency outlined, and invited public comment on, its “preferred approach” of randomized controlled trials, including those that provide for longer term follow-up that could fulfill a postmarketing requirement to verify clinical benefit. In that draft guidance, the FDA acknowledged that historically, single-arm trial designs and response endpoints have most commonly been used in oncology, but noted that such trials have limitations. Furthermore, even if we do obtain approval through the Accelerated Approval Program, we may not experience a faster development process, review or approval compared to conventional FDA procedures.
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
The UK’s exit from the EU continues to create political and economic uncertainty, particularly in the UK and the EU. The UK is now being treated as a ‘third country’ by the EU. Although UK legislation has retained existing EU law, new UK legislation is being drafted and the UK has not retained new EU law, including the Clinical Trials Regulation (EU) No 536/2014. This means that some regulatory activities, such as batch testing and Qualified Person certification, conducted in Great Britain are no longer recognized in the EU; although the UK accepts the batch testing data carried out in many third countries with recognized equivalent high standards to avoid delays and supply disruption due to re-testing. However, the UK and EU have concluded a Trade and Cooperation Agreement (TCA), which has been approved by the UK Parliament, European Council and European Parliament and has limited the disruption to the supply of medicines, particularly by enabling tariff and quota-free trade between the UK and the EU (provided that the rules of origin requirements are met), and has streamlined some issues, for example by enabling mutual recognition of cGMP inspections and certificates. The regulatory framework for medicines that existed before the end of the transition period has also effectively been preserved in UK domestic legislation as ‘retained EU law.’ By retaining a snapshot of EU legislation at its core, the UK has prevented substantial divergence in the regulation of medicines (although divergence has appeared in some areas). However, some changes to the UK legislation have been immediately necessary, including the implementation of the Northern Ireland Protocol (NIP), pursuant to which, the EU pharmaceutical legal framework acquis continues to apply in Northern Ireland (subject to periodic consent of the Northern Ireland Legislative Assembly), and only products compliant with EU law can be placed in the Northern Ireland market—adding an extra layer of regulatory complexity. As a result, companies now need to comply with a separate UK regulatory legal framework in order to commercialize medicinal products in Great Britain (namely, England, Wales and Scotland, as EU law continues to apply in Northern Ireland). The UK government has attempted to renegotiate fundamental aspects of the NIP so this is an unpredictable area for companies in the near future. Failed attempts to renegotiate the NIP have led to media reports of the UK potentially triggering Article 16 of the NIP, a safeguarding measure, that may be engaged unilaterally if the application of the NIP leads to serious economic, societal or environmental difficulties that are liable to persist, or to diversion of trade. The UK government has introduced the Northern Ireland Protocol Bill which, if enacted into law, would enable the government to unilaterally disapply parts of the NIP which may lead to changes to the regulatory environment in Northern Ireland, and may trigger retaliatory measures against the UK by the European Union. The UK government recently reached a new agreement in principle with the EU, the “Windsor Framework” which aims to replace the Northern Ireland protocol. If the Windsor Framework becomes law, the same medicines, in the same packs, with the same labels, will be available across the UK. Medicinal products placed on the market in Northern Ireland will be authorized by the MHRA (the UK regulatory authority) and would not need to be compliant with EU law any longer. The TCA allows for future deviation from the current regulatory framework and it is not known if and/or when any deviations may occur, which may have an impact on development, manufacture, marketing authorization, commercial sales and distribution of pharmaceutical products. It is also important to note that obtaining a marketing authorization is not sufficient to gain effective access to the market in the EU and in the UK; companies still need to agree to a reimbursement price for the products and in some jurisdictions, such as the UK and Germany, a further positive recommendation from health technology on cost-effectiveness is required for the products to be actually prescribed and reimbursed by the respective national health systems (see “—Governments outside of the United States tend to impose strict price controls, which may adversely affect our revenues from the sales of drugs,” below). If we fail to comply with the regulatory requirements in international markets and thus do not receive applicable marketing approvals, our target market will be reduced, our ability to realize the full market potential of our drug candidates will be harmed and our business will be adversely affected. We may not obtain foreign regulatory approvals on a timely basis, or at all. Our failure to obtain approval of any of our drug candidates by regulatory authorities in another country may significantly diminish the commercial prospects of that drug candidate and our business prospects could decline.

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
•the federal and state laws that require pharmaceutical manufacturers to report certain calculated product pricing metrics to the government or provide certain discounts or rebates to government authorities or private entities, often as a condition of product coverage and reimbursement under federal healthcare programs;
•the federal Physician Payment Sunshine Act, which requires applicable manufacturers of covered drugs, devices, biologics, and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, among others, to annually track and report payments and other transfers of value provided to U.S.-licensed physicians, teaching hospitals, physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, anesthesiologist assistants and certified nurse-midwives, as well as certain ownership and investment interests held in the manufacturer by physicians and their immediate families;

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
Healthcare reform measures that may be adopted in the future may result in reductions in Medicare and other healthcare funding, more rigorous coverage criteria, new payment methodologies and additional downward pressure on the price that we receive for any approved product and/or the level of reimbursement physicians receive for administering any approved product we might bring to market. Reductions in reimbursement levels may negatively impact the prices we receive or the frequency with which our products are prescribed or administered. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors.
To date, there have been several recent U.S. congressional inquiries and proposed and enacted state and federal legislation and regulations designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient support programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. For example, included in the Consolidated Appropriations Act of 2021 were several drug price reporting and transparency measures, such as a new requirement for certain Medicare plans to develop tools to display Medicare Part D prescription drug benefit information in real time and for group and health insurance issuers to report information on pharmacy benefit and drug costs to the Secretary of the Department of Health and Human Services (HHS) and the Secretaries of the Departments of Labor and the Treasury. On February 2, 2022, the Biden administration signaled its continued commitment to the Cancer Moonshot initiative, which was initially launched in 2016. In its announcement, the administration noted that its new goals under the initiative include addressing inequities in order to ensure broader access to cutting-edge cancer therapeutics and investing in a robust pipeline for new treatments. Additionally, on August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022 (IRA), which, among other provisions, included several measures intended to lower the cost of prescription drugs and related healthcare reforms. Specifically, the IRA authorizes and directs the HHS to set drug price caps for certain high-cost Medicare Part B and Part D qualified drugs, with the initial list of drugs to be selected by September 1, 2023, and the first year of maximum price applicability to begin in 2026. The IRA further authorizes the HHS to penalize pharmaceutical manufacturers that increase the price of certain Medicare Part B and Part D drugs faster than the rate of inflation. The IRA also creates significant changes to the Medicare Part D benefit design by capping Part D beneficiaries’ annual out-of-pocket spending at $2,000 beginning in 2025.
On October 14, 2022, President Biden issued an Executive Order on Lowering Prescription Drug Costs for Americans, which instructed the Secretary of HHS to consider whether to select for testing by the CMS Innovation Center new health care payment and delivery models that would lower drug costs and promote access to innovative drug therapies for beneficiaries enrolled in the Medicare and Medicaid programs. The Executive Order further directed the Secretary of HHS to submit, within 90 days after the date of the Executive Order, a report regarding any models that may lead to lower cost-sharing for commonly used drugs and support value-based payment that promotes high-quality care. Most recently, on February 14, 2023, the HHS issued a report in response to the October 14, 2022 Executive Order, which, among other things, selects three potential drug affordability and accessibility models to be tested by the CMS Innovation Center. Specifically, the report addresses: (1) a model that would allow Part D Sponsors to establish a “high-value drug list” setting the maximum co-payment amount for certain common generic drugs at $2; (2) a Medicaid-focused model that would establish a partnership between CMS, manufacturers, and state Medicaid agencies that would result in multi-state outcomes-based agreements or certain cell and gene therapy drugs; and (3) a model that would adjust Medicare Part B payment amounts for Accelerated Approval Program drugs to advance the developments of novel treatments.
We cannot be sure whether additional legislation or rulemaking related to the IRA will be issued or enacted, or what impact, if any, such changes will have on the profitability of any of our drug candidates, if approved for commercial use, in the future.
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
The ongoing global pandemic of COVID-19 is impacting worldwide economic activity and poses the risk that we or our employees, contractors, suppliers, and other partners may be prevented from conducting business activities for an indefinite period of time, including due to shutdowns that may be requested or mandated by governmental authorities. Although it is not possible at this time to estimate the impact that COVID-19 could have on our business, the continued spread of COVID-19 and the measures taken by the governments of countries affected could disrupt the supply chain and the manufacture or shipment of both drug substance and finished drug product for our drug candidates for preclinical testing and clinical trials, cause diversion of healthcare resources away from the conduct of preclinical and clinical trial matters to focus on pandemic concerns, limit travel in a manner that interrupts key trial activities, such as trial site initiations and monitoring, delay regulatory filings with regulatory agencies in affected areas or adversely affect our ability to obtain regulatory approvals. Additionally, disruptions at the FDA, the EMA and other regulators, caused by global health concerns, including the COVID-19 pandemic, including delays in inspections of clinical trial or manufacturing sites required as part of the drug application review process, could result in delays of reviews and approvals of our drug candidates or our proposed clinical trials. For example, in response to the COVID-19 pandemic, on March 10, 2020, the FDA announced its intention to postpone most inspections of foreign manufacturing facilities and products inspections of domestic manufacturing facilities through April 2020. On March 18, 2020, the FDA announced its intention to temporarily postpone routine surveillance inspections of domestic manufacturing facilities and provided guidance regarding the conduct of clinical trials. On July 10, 2020, the FDA announced that it is working toward the goal of restarting on-site inspections it deems to be “mission critical.” On August 19, 2020, the FDA published guidance clarifying how it intends to conduct inspections during the COVID-19 pandemic, including how it plans to determine which inspections are “mission critical,” and published an updated form of this guidance on May 17, 2021. Additionally, on April 14, 2021, the FDA issued a guidance document in which the FDA described its plans to conduct voluntary remote interactive evaluations of certain drug manufacturing facilities and clinical research sites. According to the guidance, the FDA intends to request such remote interactive evaluations in situations where an in-person inspection would not be prioritized, deemed mission-critical, or where direct inspection is otherwise limited by travel restrictions, but where the FDA determines that remote evaluation would still be appropriate. The FDA has since adjusted its inspection activities in response to the ongoing COVID-19 pandemic. On December 29, 2021, the FDA implemented temporary changes to its inspectional activities to ensure the safety of its employees and regulated firms. On February 2, 2022, the FDA announced that it would resume domestic surveillance inspections across all product areas on February 7, 2022. We cannot predict whether, and when, the FDA will decide to pause or resume inspections due to the COVID-19 pandemic. Moreover, it is unclear how the FDA’s policies and guidance will impact any inspections of our facilities, including our clinical trial sites. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic. It is difficult to predict when the COVID-19 public health emergency declaration will be revoked or ended. While in January 2023 Congress proposed legislation that would end other COVID-19-related emergency declarations, which was signed into law in April 2023, and the White House has issued a statement that the COVID-19 public health emergency and related declarations will end on May 11, 2023, these measures are subject to change and it is difficult to predict the impact of these actions, or the ongoing effect of COVID-19, on our business, financial condition or results of operations.

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
Our ability to compete in the highly competitive biopharmaceuticals industry depends upon our ability to attract and retain highly qualified managerial, scientific, medical, sales and marketing and other personnel. We are highly dependent on our management and scientific personnel, including our President and Chief Executive Officer, Arthur T. Sands, M.D., Ph.D., and Chief Scientific Officer, Gwenn Hansen, Ph.D. The loss of the services of Dr. Sands, Dr. Hansen or other members of our senior leadership team could impede, delay or prevent the successful development of our product pipeline, completion of our current and planned clinical trials, commercialization of our products or in-licensing or acquisition of new assets, and could negatively impact our ability to successfully implement our business plan. If we lose the services of such individuals, we might not be able to find suitable replacements on a timely basis or at all, and our business could be harmed as a result. We do not maintain “key man” insurance policies on the lives of these individuals or the lives of any of our other employees.
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
We and our third-party service providers regularly defend against and respond to data security incidents, and we cannot assure you that our data protection efforts and our investment in information technology will prevent significant breakdowns, data leakages, breaches in our systems, or those of our third-party vendors and other contractors and consultants, or other cyber incidents that could have a material adverse effect upon our reputation, business, operations, or financial condition. If such an event were to occur that causes interruptions in our operations, or those of our third-party vendors and other contractors and consultants, it could result in a material disruption or delay of our product development programs. For example, the loss of clinical trial data from completed, ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Furthermore, significant disruptions of our internal information technology systems or those of our third-party vendors and other contractors and consultants, or security breaches could result in the loss, misappropriation, and/or unauthorized access, use, or disclosure of, or the prevention of access to, confidential information (including trade secrets or other intellectual property, proprietary business information, and personal information), which could result in financial, legal, business, and reputational harm to us. If any such event, including a computer security breach, results in the unauthorized access, use or release of personal information, our reputation could be materially damaged. In addition, such a breach may require notification to governmental agencies, the media or individuals pursuant to various federal and state data privacy and security laws (and other similar non-U.S. laws), subject us to mandatory corrective action, and otherwise subject us to liability under laws and regulations that protect the privacy and security of personal information. For example, data breaches frequently result in regulatory actions and commercial and class action litigation based on a variety of laws and legal duties, such as the California Consumer Privacy Act (CCPA), which provides for a private right of action in the event of certain data security breaches. Such actions could result in significant legal and financial exposure and reputational damages that could have a material adverse effect on our business, financial condition, results of operations and prospects.
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
Personal data privacy remains an evolving landscape at both the domestic and international level, with new regulations coming into effect. For example, the CCPA, which came into effect on January 1, 2020, and was recently amended and expanded by the California Privacy Rights Act (CPRA) as of January 1, 2023, provides California residents expanded privacy rights, including the right to request correction, access, and deletion of their personal information, the right to opt out of certain personal information sharing, and the right to receive detailed information about how their personal information is processed, including by California residents’ employers. Additionally, the CCPA requires companies that process personal information of California residents to make disclosures to consumers about their data collection, use and sharing practices, allow consumers to opt out of certain data sharing with third parties, complete certain audits and assessments when processing higher risk data and provide a private right of action for data breaches, as described above. Although the CCPA includes limited exceptions— including exceptions for personal health information collected by covered entities or business associates subject to HIPAA among others, the CCPA may regulate or impact our processing of personal information depending on the context. Failure to comply with the CCPA may result in significant civil penalties, injunctive relief, or statutory or actual damages as determined by the California Privacy Protection Agency and California Attorney General through its investigative authority. Notably, comparable consumer privacy laws are set to take effect in 2023 in other states including the Virginia Consumer Data Protection Act (effective January 1, 2023), the Colorado Privacy Act and the Connecticut Data Privacy Act (both effective July 1, 2023), and the Utah Consumer Privacy Act (effective December 31, 2023). Compliance with this new privacy legislation adds complexity and may require investment in additional resources for compliance programs, thus potentially result in additional costs and expense of resources to maintain compliance.

In addition, the EU General Data Protection Regulation (EU GDPR) has been in effect since May 2018 in the EEA. The EU GDPR governs the collection, use, disclosure, transfer or other processing of personal data, replacing data protection laws issued by each EU member state based on the Directive 95/46/EC (Directive). The EU GDPR imposes additional compliance burdens, including by mandating burdensome documentation requirements and granting certain privacy rights to individuals to control how companies collect, use, disclose, retain and otherwise process information about them as well as changes to informed consent practices, the obligation to appoint data protection officers in certain circumstances, the obligation to notify relevant data supervisory authorities of personal data breaches without undue delay (and no later than 72 hours) after becoming aware of the personal data breach, and the requirement for more detailed notices for clinical trial subjects and investigators. In addition, the EU GDPR increases the scrutiny of transfers of personal data from clinical trial sites and other third parties (e.g. CROs) located in the EEA to the United States and other jurisdictions that the European Commission does not recognize as having “adequate” data protection laws. In particular, on July 16, 2020, the Court of Justice of the EU (Court of Justice) in Schrems II invalidated the European Union-United States (EU-U.S.) Privacy Shield as a data transfer mechanism on the grounds that the EU-U.S. Privacy Shield failed to offer adequate protections to EU personal data transferred to the United States. While the Court of Justice upheld the use of other data transfer mechanisms, such as the Standard Contractual Clauses, the decision has led to some uncertainty regarding the use of such mechanisms for data transfers to the United States, and the Court of Justice made clear that reliance on Standard Contractual Clauses alone may not necessarily be sufficient in all circumstances. Use of the data transfer mechanisms must now be assessed on a case-by-case basis taking into account the legal regime applicable in the destination country, in particular applicable surveillance laws and rights of individuals. The European Data Protection Board issued additional guidance regarding international transfers which may require us to implement supplementary measures to further enhance the security of data transferred out of the EEA, which could increase our compliance costs, expose us to further regulatory scrutiny and liability, and adversely affect our business.
In October 2022, President Biden signed an Executive Order to facilitate a new Trans-Atlantic Data Privacy Framework (TADP Framework) which will act as a successor to the invalidated Privacy Shield. Moreover, in December 2022, the European Commission released a draft adequacy decision for the United States, reflecting its belief that the Executive Order and TADP Framework addresses the transfer issues raised in Schrems II. If the draft adequacy decision is approved and implemented, the agreement will facilitate the transatlantic flow of personal data and provide additional safeguards (in addition to Standard Contractual Clauses and Binding Corporate Rules) for companies transferring personal data from the EU to the United States. However, before parties rely on the new TADP Framework, there are still legislative and regulatory steps that must be taken both in the United States and in the EU. In the meantime, the European Commission published new versions of the Standard Contractual Clauses in June 2021 which place onerous obligations on the parties and the deadline for the implementation of these new Standard Contractual Clauses was December 27, 2022. The EU GDPR imposes substantial fines for breaches and violations (up to the greater of €20 million or 4% of annual global turnover of the noncompliant company). In addition, the EU GDPR allows data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies and obtain compensation for damages resulting from violations of the EU GDPR.
Further, following the end of the Brexit Transition Period (on December 31, 2020) the EU GDPR has been implemented in the UK (as the UK GDPR)—non-compliance with which may lead to similar compliance and operational costs as the EU GDPR with potential fines of up to the greater of £17 million or 4% of annual global turnover. The UK GDPR sits alongside the UK Data Protection Act 2018 which implements certain derogations in the EU GDPR into English law. Under the UK GDPR, companies not established in the UK but who process personal data in relation to the offering of goods or services to individuals in the UK, or to the monitoring of their behavior will be subject to the UK GDPR—the requirements of which are largely aligned with those under the EU GDPR. The European Commission has adopted an adequacy decision in favor of the UK, enabling data transfers from EU Member States to the UK without additional safeguards. However, the UK adequacy decision will automatically expire in June 2025 unless the European Commission reassesses and renews/extends that decision, and remains under review by the European Commission during this period. Further, on November 17, 2022, the UK Information Commissioner’s Office (ICO) published its proposed draft International Transfer Risk Assessment (TRA) and tool which is the UK equivalent of the EDPB Recommendations and provides for general advice on how to satisfy the Schrems II requirement to carry out a legal assessment for transfers of personal data subject to the UK GDPR. The ICO has clarified that organizations may either follow the ICO’s TRA or EDPB approach when assessing international data transfers. The UK’s ICO has also recently published: (i) its International Data Transfer Agreement to replace the old Standard Contractual Clauses for transfers to outside the UK; and (ii) a “UK addendum” to the new EU Standard Contractual Clauses which amends the relevant provisions of such clauses to work in a UK context. In terms of international data transfers between the UK and the United States, it is understood that the UK and the United States are negotiating an adequacy agreement.

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
Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. For example, the global financial crisis of 2007-2008 caused extreme volatility and disruptions in the capital and credit markets. Similarly, the volatility associated with the COVID-19 pandemic caused significant instability and disruptions in the capital and credit markets and, in recent months, the global economy has been impacted by increasing interest rates and inflation, as well as the possibility of a recession or further economic downturn. Moreover, there has been recent turmoil in the global banking system. For example, on March 10, 2023, SVB, one of our banking partners, was closed by the California Department of Financial Protection and Innovation, which appointed the FDIC as receiver, and on March 27, 2023, First-Citizens Bank & Trust Company assumed all of SVB’s customer deposits and certain other liabilities and acquired substantially all of SVB's loans and certain other assets from the FDIC. While we only had a minimal amount of our cash directly at SVB and, since that date, the FDIC has stated that all depositors of SVB will be made whole, and First-Citizens Bank & Trust Company has assumed our deposits from SVB, there is no guarantee that the federal government would guarantee all depositors as they did with SVB depositors in the event of further bank closures and continued instability in the global banking system may adversely impact our business and financial condition. Likewise, the capital and credit markets may be adversely affected by the ongoing conflict between Russia and Ukraine, and the possibility of a wider European or global conflict, global sanctions imposed in response thereto or an energy crisis. A severe or prolonged economic downturn, such as the global financial crisis, could result in a variety of risks to our business, including a decrease in the demand for our drug candidates and in our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy also could strain our suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our services. We cannot anticipate all of the ways in which the foregoing, and the current economic climate and financial market conditions generally, could adversely impact our business. Furthermore, our stock price may decline due in part to the volatility of the stock market and any general economic downturn.
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
•regulatory developments affecting our drug candidates or those of our competitors; and
•changes in general market and economic conditions, including increasing interest rates, inflation, instability in the global banking system and the possibility of a recession or further economic downturn.
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
•natural disasters and other calamities; and
•general economic, industry and market conditions, including increasing interest rates, inflation, instability in the global banking system and the possibility of a recession or further economic downturn.
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
We may choose to raise additional capital in the future, depending on market conditions, strategic considerations and operational requirements. For example, in March 2021, we sold an additional 5,175,000 shares of our common stock in a follow-on public offering. In addition, we currently have on file with the SEC a shelf registration statement on Form S-3 which allows us to offer and sell up to $450.0 million of our registered common stock, preferred stock, debt securities, warrants, subscriptions rights and or units from time to time pursuant to one or more offerings at prices and terms to be determined at the time of sale. In August 2021, we entered into an Equity Distribution Agreement with Piper Sandler & Co. (Piper Sandler) pursuant to which, from time to time, we may offer and sell through Piper Sandler up to $150.0 million of the common stock registered under the shelf registration statement pursuant to one or more “at the market” offerings. In June 2022, we issued and sold 2,000,000 shares of common stock under the Equity Distribution Agreement to Piper Sandler for net proceeds of approximately $19.3 million, after deducting offering commissions and expenses paid by us. As of February 28, 2023, we had $130.0 million of common stock remaining available for sale pursuant to the Equity Distribution Agreement. Sales of our common stock under the Equity Distribution Agreement with Piper Sandler could be subject to business, economic or competitive uncertainties and contingencies, many of which may be beyond our control, and which could cause actual results from the sale of our common stock to differ materially from expectations. In addition, in July 2022, we entered into separate Securities Purchase Agreements with certain purchasers to issue and sell pre-funded warrants to purchase an aggregate of 6,814,920 shares of our common stock in registered direct offerings for gross proceeds to us of $95.0 million before deducting offering expenses. Such pre-funded warrants are immediately exercisable, have an exercise price of $0.001 and may be exercised at any time after the date of issuance. To the extent additional capital is raised through the sale and issuance of shares or other securities convertible into shares, the ownership interest of our stockholders will be diluted. Future issuances of our common stock or other equity securities, or the perception that such sales may occur, could adversely affect the trading price of our common stock and impair our ability to raise capital through future offerings of shares or equity securities. No prediction can be made as to the effect, if any, that future sales of common stock or the availability of common stock for future sales will have on the trading price of our common stock.
We will not receive a significant amount, or potentially any, additional funds upon the exercise of our pre-funded warrants; however, any exercise would increase the number of shares eligible for future resale in the public market and result in substantial dilution to our stockholders.
As of February 28, 2023, we have issued pre-funded warrants to purchase a total of 6,814,920 shares of our common stock, of which 6,814,920 are outstanding. Each pre-funded warrant is exercisable for $0.001 per share of common stock underlying such pre-funded warrant, which may be paid by way of a cashless exercise, meaning that the holder may not pay a cash purchase price upon exercise, but instead would receive upon such exercise the net number of shares of common stock determined according to the formula set forth in the pre-funded warrant. Accordingly, we will not receive a significant amount, or potentially any, additional funds upon the exercise of the pre-funded warrants. To the extent such pre-funded warrants are exercised, additional shares of common stock will be issued for nominal or no additional consideration, which will result in substantial dilution to the then existing holders of our common stock and will increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of the common stock, causing our stock price to decline.
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
Our restated certificate of incorporation and our amended and restated bylaws contain provisions that could delay or prevent a change in control of our company. These provisions also could make it difficult for stockholders to elect directors who are not nominated by current members of our board of directors or to take other corporate actions, including effecting changes in our management. These provisions:
•establish a classified board of directors so that not all members of our board are elected at one time;
•permit only our board of directors to establish the number of directors and fill vacancies on our board;
•provide that directors may be removed only “for cause” and only with the approval of two-thirds of our stockholders;
•require super-majority voting to amend some provisions in our restated certificate of incorporation and amended and restated bylaws, unless such amendments are approved by two-thirds of our board of directors, in which case stockholders can approve by a simple majority;
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
Moreover, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all claims brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder and our amended and restated bylaws provide that the federal district courts of the United States of America will, to the fullest extent permitted by law, be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act (a Federal Forum Provision). Our decision to adopt a Federal Forum Provision followed a decision by the Supreme Court of the State of Delaware holding that such provisions are facially valid under Delaware law. While there can be no assurance that federal or state courts will follow the holding of the Delaware Supreme Court or determine that the Federal Forum Provision should be enforced in a particular case, application of the Federal Forum Provision means that suits brought by our stockholders to enforce any duty or liability created by the Securities Act must be brought in federal court and cannot be brought in state court. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all claims brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder and neither the exclusive forum provision nor the Federal Forum Provision applies to suits brought to enforce any duty or liability created by the Exchange Act. Accordingly, actions by our stockholders to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder must be brought in federal court. Our stockholders will not be deemed to have waived our compliance with the federal securities laws and the regulations promulgated thereunder.

Any person or entity purchasing or otherwise acquiring or holding any interest in any of our securities shall be deemed to have notice of and consented to our exclusive forum provisions, including the Federal Forum Provision. These provisions may limit our stockholders’ ability to bring a claim in a judicial forum they find favorable for disputes with us or our directors, officers, or other employees, which may discourage lawsuits against us and our directors, officers, and other employees. Alternatively, if a court were to find the choice of forum provision contained in our restated certificate of incorporation and/or amended and restated bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, operating results and financial condition.
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
The reporting on our assessment of the effectiveness of our internal control over financial reporting needs to include disclosure of any material weaknesses identified in our internal control over financial reporting. Moreover, in the event that we qualify as a large accelerated filer or accelerated filer under SEC rules in future years, our independent registered public accounting firm will be required to audit the effectiveness of our internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act (Section 404(b)). Any mandatory or voluntary compliance with Section 404(b) will result in increased costs, expenses, and management resources. Undetected material weaknesses in our internal control over financial reporting could lead to financial statement restatements and require us to incur the expense of remediation. We are also required to disclose changes made in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting on a quarterly basis. To comply with the requirements of being a public company, we have undertaken, and may need to further undertake in the future, various actions, such as implementing new internal controls and procedures and hiring additional accounting staff.

As discussed in Part II, Item 9A of our Annual Report on Form 10-K for the fiscal year ended November 30, 2022, we previously identified material weaknesses in our internal control over financial reporting related to controls over segregation of duties in our journal entry and account reconciliation processes, and certain information technology general controls. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses identified did not result in any misstatement of our financial statements. During the year ended November 30, 2022, our management identified and implemented changes to our internal control over financial reporting to remediate the deficiencies that led to the material weakness, and, as a result of such changes, our management concluded that the material weaknesses had been remediated and that our internal control over financial reporting was effective as of November 30, 2022. However, we cannot assure you that the measures we have taken to date, and actions we may take in the future, will prevent or avoid potential future material weaknesses.
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
Unregistered Sales of Equity Securities
None.
Purchases of Equity Securities by Issuers and Affiliated Purchasers
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.

Item 6. Exhibits

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1*	Certification of Principal Executive Officer and Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	Inline XBRL Instance Document - the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File (formatted as Inline XBRL and included in exhibit 101)					X

*	The certifications furnished in Exhibits 32.1 hereto are deemed to accompany this Quarterly Report on Form 10-Q and are not deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall they be deemed incorporated by reference into any filing under the Securities Act of the Exchange Act.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NURIX THERAPEUTICS, INC.

Date: April 13, 2023	By:	/s/ ARTHUR T. SANDS
Arthur T. Sands, M.D., Ph.D.
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: April 13, 2023	By:	/s/ HANS VAN HOUTE
Hans van Houte
Chief Financial Officer (Principal Financial and Accounting Officer)