Form 10-Q
period 2023-05-31
Nurix Therapeutics, Inc.
filed 2023-07-13
CIK 1549595

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________________________________________________________
FORM 10-Q
______________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2023
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 30, 2023, the Registrant had 48,200,071 shares of common stock, $0.001 par value per share, outstanding.

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
•the expected impact of macroeconomic conditions, including inflation, increasing interest rates and volatile market conditions, the federal debt ceiling and budget, instability in the global banking system, and global events, including the ongoing war in Ukraine, on our business, clinical trials, financial condition, liquidity and results of operations;
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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
NURIX THERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

	May 31, 2023	November 30, 2022
Assets
Current assets:
Cash and cash equivalents	$58,958	$64,474
Marketable securities, current	222,219	244,667
Prepaid expenses and other current assets	8,837	9,308
Total current assets	290,014	318,449
Marketable securities, non‑current	27,463	63,879
Operating lease right-of-use assets	9,941	12,345
Property and equipment, net	18,495	17,163
Restricted cash	901	901
Other assets	3,810	4,022
Total assets	$350,624	$416,759
Liabilities and stockholdersʼ equity
Current liabilities:
Accounts payable	$4,525	$5,064
Accrued expenses and other current liabilities	18,091	22,428
Operating lease liabilities, current	5,583	5,530
Deferred revenue, current	44,063	37,633
Total current liabilities	72,262	70,655
Operating lease liabilities, net of current portion	3,758	6,434
Deferred revenue, net of current portion	14,683	35,974
Total liabilities	90,703	113,063
Commitments and contingencies (Note 6)
Stockholdersʼ equity:
Preferred stock, $0.001 par value— 10,000,000 shares authorized as of May 31, 2023 and November 30, 2022; no shares issued and outstanding as of May 31, 2023 and November 30, 2022	—	—
Common stock, $0.001 par value— 500,000,000 shares authorized as of May 31, 2023 and November 30, 2022; 47,631,208 and 47,172,299 shares issued and outstanding as of May 31, 2023 and November 30, 2022, respectively	48	47
Additional paid-in capital	728,038	709,220
Accumulated other comprehensive loss	(1,903)	(4,319)
Accumulated deficit	(466,262)	(401,252)
Total stockholdersʼ equity	259,921	303,696
Total liabilities and stockholdersʼ equity	$350,624	$416,759
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NURIX THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended May 31,		Six Months Ended May 31,
	2023	2022	2023	2022
Revenue:
Collaboration revenue	$10,676	$11,432	$23,361	$21,053
License revenue	20,000	—	20,000	—
Total revenue	30,676	11,432	43,361	21,053
Operating expenses:
Research and development	45,763	47,493	91,579	90,630
General and administrative	11,678	9,654	21,499	18,882
Total operating expenses	57,441	57,147	113,078	109,512
Loss from operations	(26,765)	(45,715)	(69,717)	(88,459)
Interest and other income, net	2,488	314	4,707	525
Net loss	$(24,277)	$(45,401)	$(65,010)	$(87,934)
Net loss per share, basic and diluted	$(0.45)	$(1.01)	$(1.20)	$(1.96)
Weighted-average number of shares outstanding, basic and diluted	54,259,045	44,898,409	54,144,909	44,797,235
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NURIX THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended May 31,		Six Months Ended May 31,
	2023	2022	2023	2022
Net loss	$(24,277)	$(45,401)	$(65,010)	$(87,934)
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on available-for-sale marketable securities	1,344	(1,019)	2,416	(2,477)
Total comprehensive loss	$(22,933)	$(46,420)	$(62,594)	$(90,411)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NURIX THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)
(unaudited)

	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Shares	Amount
Balance as of November 30, 2021	44,664,371	$45	$563,757	$(608)	$(220,892)	$342,302
Exercise of stock options	117,870	—	424	—	—	424
Vesting of early exercised stock options	—	—	47	—	—	47
Issuance under employee stock purchase plan	71,207	—	1,064	—	—	1,064
Stock-based compensation	—	—	6,071	—	—	6,071
Unrealized loss on available-for-sale marketable securities	—	—	—	(1,458)	—	(1,458)
Net loss	—	—	—	—	(42,533)	(42,533)
Balance as of February 28, 2022	44,853,448	45	571,363	(2,066)	(263,425)	305,917
Exercise of stock options	173,155	—	432	—	—	432
Vesting of restricted stock units	13,465	—	—	—	—	—
Vesting of early exercised stock options	—	—	35	—	—	35
Stock-based compensation	—	—	6,775	—	—	6,775
Unrealized loss on available-for-sale marketable securities	—	—	—	(1,019)	—	(1,019)
Net loss	—	—	—	—	(45,401)	(45,401)
Balance as of May 31, 2022	45,040,068	$45	$578,605	$(3,085)	$(308,826)	$266,739

	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Shares	Amount
Balance as of November 30, 2022	47,172,299	$47	$709,220	$(4,319)	$(401,252)	$303,696
Exercise of stock options	8,768	—	28	—	—	28
Vesting of restricted stock units	98,571	—	—	—	—	—
Vesting of early exercised stock options	—	—	31	—	—	31
Issuance under employee stock purchase plan	165,215	—	1,453	—	—	1,453
Stock-based compensation	—	—	8,505	—	—	8,505
Unrealized gain on available-for-sale marketable securities	—	—	—	1,072	—	1,072
Net loss	—	—	—	—	(40,733)	(40,733)
Balance as of February 28, 2023	47,444,853	47	719,237	(3,247)	(441,985)	274,052
Exercise of pre-funded warrants	148,497	1	—	—	—	1
Exercise of stock options	5,597	—	24	—	—	24
Vesting of restricted stock units	32,261	—	—	—	—	—
Vesting of early exercised stock options	—	—	31	—	—	31
Stock-based compensation	—	—	8,746	—	—	8,746
Unrealized gain on available-for-sale marketable securities	—	—	—	1,344	—	1,344
Net loss	—	—	—	—	(24,277)	(24,277)
Balance as of May 31, 2023	47,631,208	$48	$728,038	$(1,903)	$(466,262)	$259,921
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NURIX THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended May 31,
	2023	2022
Cash flows from operating activities
Net loss	$(65,010)	$(87,934)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,648	2,273
Stock-based compensation	17,204	12,846
Net amortization (accretion) of premium (discount) on marketable securities	(1,808)	993
Loss on disposal of property and equipment	96	9
Amortization of operating lease right-of-use assets	2,865	2,612
Other	—	201
Changes in operating assets and liabilities:
Accounts receivable	—	6,000
Prepaid expenses and other assets	515	(1,515)
Accounts payable	(1,839)	1,747
Deferred revenue	(14,861)	(13,052)
Operating lease liabilities	(3,084)	(2,548)
Accrued expenses and other liabilities	(4,647)	2,824
Net cash used in operating activities	(66,921)	(75,544)
Cash flows from investing activities
Purchases of marketable securities	(83,353)	(80,031)
Maturities of marketable securities	146,609	121,558
Purchases of property and equipment	(3,357)	(6,261)
Net cash provided by investing activities	59,899	35,266
Cash flows from financing activities
Proceeds from exercise of stock options and pre-funded warrants	53	856
Proceeds from issuance under employee stock purchase plan	1,453	1,064
Net cash provided by financing activities	1,506	1,920
Net decrease in cash, cash equivalents and restricted cash	(5,516)	(38,358)
Cash, cash equivalents and restricted cash at beginning of period	65,375	80,792
Cash, cash equivalents and restricted cash at end of period	$59,859	$42,434
Supplemental disclosures of non-cash investing and financing activities:
Additions to property and equipment included in accounts payable and accrued expenses and other liabilities	$3,045	$2,693
Capitalized stock-based compensation related to internal-use software development	$47	$—
Vesting of early exercised stock options	$62	$82

	As of May 31,
	2023	2022
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$58,958	$41,533
Restricted cash	901	901
Total cash, cash equivalents and restricted cash	$59,859	$42,434
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NURIX THERAPEUTICS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Organization
Description of Business
Nurix Therapeutics, Inc. (the Company) was incorporated in the state of Delaware on August 27, 2009, and is headquartered in San Francisco, California. The Company is a clinical stage biopharmaceutical company focused on the discovery, development and commercialization of medicines based on the modulation of cellular protein levels as a novel treatment approach for cancer and other challenging diseases. Leveraging the Company’s expertise in E3 ligases together with its proprietary DNA-encoded libraries, the Company has built DELigase, an integrated discovery platform to identify and advance novel drug candidates targeting E3 ligases, a broad class of enzymes that can modulate proteins within the cell. The Company’s drug discovery approach is to either harness or inhibit the natural function of E3 ligases within the ubiquitin-proteasome system to selectively decrease or increase cellular protein levels. The Company’s wholly owned, clinical stage pipeline includes targeted protein degraders of Bruton’s tyrosine kinase, a B-cell signaling protein, and inhibitors of Casitas B-lineage lymphoma proto-oncogene B, an E3 ligase that regulates activation of multiple immune cell types including T cells and NK cells. The Company’s partnered drug discovery pipeline consists of ten programs under collaboration agreements with Sanofi S.A. (Sanofi) and Gilead Sciences, Inc. (Gilead), within which the Company retains options for co-development and co-commercialization rights in the United States for up to four drug candidates, two for each collaboration.
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
The Company is not required to sell any shares at any time during the term of the Equity Distribution Agreement. The Company agreed to pay Piper Sandler a commission of 3% of the gross sales price of any shares sold pursuant to the Equity Distribution Agreement. In June 2022, the Company issued and sold 2,000,000 shares of common stock under the Equity Distribution Agreement at a price of $10.0001 per share of common stock for net proceeds of $19.3 million, after deducting offering commissions and expenses paid by the Company. As of May 31, 2023, the Company had $130.0 million of common stock remaining available for sale under the Equity Distribution Agreement.
Registered Direct Offerings
In July 2022, the Company entered into separate securities purchase agreements with certain purchasers to issue and sell pre‑funded warrants to purchase an aggregate of 6,814,920 shares of the Company’s common stock in registered direct offerings (RDOs) at a price of $13.939 per pre-funded warrant. Net proceeds from the RDOs were $94.8 million, after deducting offering expenses of $0.2 million. Refer to Note 7 for more information regarding the pre-funded warrants issued in the RDOs.
Liquidity and Management Plans
As of May 31, 2023, the Company had cash, cash equivalents and short-term marketable securities of $281.2 million and an accumulated deficit of $466.3 million. The Company’s operations have historically been financed through the issuance of common stock, redeemable convertible preferred stock and pre-funded warrants and proceeds received under the Company’s collaboration and license agreements. Since inception, the Company has generally incurred significant losses and negative net cash flows from operations. The Company does not expect its existing cash, cash equivalents and marketable securities to be sufficient to fund the completion of its clinical trials through commercialization and will need substantial additional funding to support its continuing operations and pursue its long-term business plan. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales of its drug candidates currently in development.

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
2. Summary of Significant Accounting Policies
Basis of Presentation
The Company’s condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) and applicable rules and regulations of the SEC regarding interim financial reporting. The Company’s condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for the fair statement of the Company’s financial position as of and for the three and six months ended May 31, 2023. The condensed consolidated balance sheet as of November 30, 2022, was derived from the audited annual financial statements as of that date. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted from these interim financial statements. These interim financial statements and related disclosures have been prepared with the presumption that users of the interim financial statements have read or have access to the audited annual financial statements for the preceding fiscal year. Accordingly, these financial statements should be read in conjunction with the audited annual financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended November 30, 2022, as filed with the SEC. These interim results are not necessarily indicative of results to be expected for the full fiscal year or any future interim period. Certain prior year amounts have been reclassified for consistency with the current year cash flow presentation. The reclassification did not impact total cash flow from operating, investing or financing activities.
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

Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentration of credit risk consist of cash, cash equivalents and marketable securities. The Company invests its cash equivalents in highly rated money market funds. The Company’s marketable securities consist of debt securities issued by highly rated corporate entities, foreign governments, the U.S. federal government or state and local governments. The Company’s exposure to any individual corporate entity is limited by policy, and its ongoing cash management strategy is to maintain diversity in its deposit accounts across financial institutions; however, the Company is exposed to credit risk on deposits in the event of default by the financial institutions to the extent account balances exceed the amount insured by the Federal Deposit Insurance Corporation (FDIC). The Company is closely monitoring ongoing events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions or other companies in the financial services industry or the financial services industry generally, including Silicon Valley Bank (SVB). On March 10, 2023, SVB, where the Company maintained an operating account with a cash balance of less than 1% of the Company's total cash, cash equivalents and marketable securities, was closed by the California Department of Financial Protection and Innovation and the FDIC was appointed as receiver. On March 12, 2023, the U.S. Department of the Treasury, Federal Reserve Board, and FDIC released a joint statement announcing that the FDIC would complete its resolution of SVB in a manner that fully protected all depositors at SVB and that depositors would have access to all of their money starting March 13, 2023. On March 26, 2023, it was announced that First-Citizens Bank & Trust Company would assume all of SVB's deposits and loans as of March 27, 2023. In light of the foregoing, the Company does not believe that it has exposure to loss as a result of SVB’s receivership. During the periods presented, the Company has not experienced any losses on its deposits of cash, cash equivalents or marketable securities.
Other Risks and Uncertainties
The Company is subject to a number of risks similar to other clinical stage biopharmaceutical companies, including, but not limited to, changes in any of the following areas that the Company believes could have a material adverse effect on its future financial position or results of operations: risks related to the successful discovery and development of its drug candidates, ability to raise additional capital, development of new technological innovations by its competitors and delay or inability to obtain drug substance and finished drug product from the Company’s third-party contract manufacturers necessary for the Company’s drug candidates, protection of intellectual property rights, litigation or claims against the Company based on intellectual property rights and regulatory clearance and market acceptance for any of the Company’s products candidates for which the Company receives marketing approval.
Moreover, the Company is subject to risks and uncertainties as a result of macroeconomic events and conditions, including increasing financial market volatility and uncertainty, inflation, increasing interest rates, the federal debt ceiling and budget, instability in the global banking system, the impact of war or military conflict, including the war in Ukraine, and public health pandemics. The extent to which macroeconomic factors, including increasing financial market volatility and uncertainty, will impact the Company’s business will depend on future developments that are highly uncertain and cannot be predicted at this time.
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The extent to which the increasing financial market volatility and uncertainty may directly or indirectly impact the Company’s financial statements is highly uncertain and subject to change.
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
Exclusive license rights: If a license to the Company’s intellectual property is determined to be distinct from the other promises identified in the arrangement, the Company recognizes revenue from nonrefundable, upfront payments allocated to the license when the license is transferred to the customer and the customer is able to use and benefit from the license and the underlying intellectual property. If the license is the predominant promise, and it is determined that the license represents functional intellectual property, revenue is recognized at the point in time when control of the license is transferred. If it is determined that the license does not represent functional intellectual property, revenue is recognized over time using an appropriate method of measuring progress.
Research and collaboration licenses: Collaboration agreements may include research licenses and research and development services to be performed by the Company. For research licenses that are bundled with other promises, the Company utilizes judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring proportional performance for purposes of recognizing revenue from non-refundable, upfront payments. The Company evaluates the measure of proportional performance each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition.
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
Recently Adopted Accounting Pronouncements
There have been no recent accounting pronouncements, changes in accounting pronouncements or recently adopted accounting guidance during the six months ended May 31, 2023 that are of significance or potential significance to the Company.
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
Under the Gilead Agreement, Gilead has the option to license drug candidates directed to up to five targets resulting from the collaboration and is responsible for the clinical development and commercialization of drug candidates resulting from the collaboration. The Company retains the option to co-develop and co-promote, under a profit share structure, up to two drug candidates in the United States, provided that the Company may only exercise such option once per licensed product and Gilead retains the right to veto the Company’s option selection for any one drug candidate of its choice. The collaboration excludes the Company’s current internal protein degradation programs for which the Company retains all rights, and also excludes the Company’s future internal programs, provided that the Company has distinguished future programs as excluded from the scope of the collaboration. In March 2023, Gilead exercised the option, which did not represent a material right at contract inception, since it was not offered for free or at a discount, to exclusively license one target (Gilead License Option Exercise), the first development candidate resulting from the Gilead Agreement. Pursuant to the Gilead Agreement, the Company received a license option exercise payment of $20.0 million in April 2023 for the Gilead License Option Exercise. The license to the functional intellectual property and all goods and services related to the Gilead License Option Exercise were transferred during the second quarter of fiscal year 2023.
Upon signing the Gilead Agreement, Gilead paid the Company an upfront payment of $45.0 million plus $3.0 million in additional fees. In addition, from the signing of the Gilead Agreement to May 31, 2023, the Company has received payments of $41.0 million for research milestones and additional payments. As of May 31, 2023, the Company is eligible to receive up to approximately $2.3 billion in total additional payments based on certain additional fees, payments and the successful completion of certain preclinical, clinical, development and sales milestones. In addition, the Company is eligible to receive tiered royalties from mid-single digit to low tens percentages on annual net sales from any commercial products directed to the optioned collaboration targets, subject to certain reductions and excluding sales in the United States of any products for which the Company exercises its option to co-develop and co-promote, for which the Company and Gilead share profits and losses evenly.

The Company re-evaluates the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur. The Company determined that the transaction price at the inception of the Gilead Agreement consisted of the upfront payment of $45.0 million and $3.0 million in additional fees. Upon the achievement of research milestones and additional fees related to target reservations, $41.0 million in variable consideration was added to the transaction price, and a cumulative effect was recorded as revenue in the period the transaction price increased. The transaction price is recognized as collaboration revenue using the cost-based input method over the estimated contract term of five years.
For the three and six months ended May 31, 2023, the Company recognized collaboration revenue related to the Gilead Agreement of $5.7 million and $13.1 million, respectively, of which $5.7 million and $8.5 million, respectively, was included in deferred revenue as of November 30, 2022, and zero and $4.1 million, respectively, was related to activities satisfied in previous periods. The Company also recognized $20.0 million in license revenue received pursuant to the Gilead License Option Exercise during the three and six months ended May 31, 2023. For the three and six months ended May 31, 2022, the Company recognized collaboration revenue related to the Gilead Agreement of $6.1 million and $12.3 million, respectively, of which $5.3 million and $8.6 million, respectively, was included in deferred revenue as of November 30, 2021, and $0.6 million and $3.1 million, respectively, was related to activities satisfied in previous periods. As of May 31, 2023, deferred revenue related to the Gilead Agreement was $20.8 million, of which $20.4 million was included as deferred revenue, current. As of November 30, 2022, deferred revenue related to the Gilead Agreement was $27.4 million, of which $18.2 million was included as deferred revenue, current.
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
Upon signing the Sanofi Agreement, Sanofi paid the Company an upfront payment of $55.0 million. Subsequently, in January 2021, Sanofi paid the Company an additional $22.0 million to exercise its option to expand the number of targets beyond the initial targets included in the collaboration. In addition, from the signing of the Sanofi Agreement to May 31, 2023, the Company has received payments of $5.0 million for research milestones. As of May 31, 2023, the Company is eligible to receive up to approximately $2.5 billion in total additional payments based on certain additional fees, payments and the successful completion of certain research development, regulatory and sales milestones, as well as tiered royalties ranging from mid-single digit to low teen percentages on annual net sales of any commercial products that may result from the collaboration, subject to certain reductions and excluding sales in the United States of any products for which the Company exercises its option to co-develop and co-promote, for which the parties share profits and losses evenly.
The Company re-evaluates the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur. At the inception of the Sanofi Agreement, the Company determined that the transaction price consisted of the upfront payment of $55.0 million for three initial drug targets and $22.0 million for two additional targets. Subsequently, upon the achievement of research milestones, $5.0 million in variable consideration was added to the transaction price and a cumulative effect was recorded as revenue in the period the transaction price increased. Revenue is recognized using the cost-based input method over the research term of 4.25 years, the revised research period that was agreed to in January 2021 in the First Sanofi Amendment for certain targets, and 5.25 years, the revised research period due to the target substitutions in July 2022, for certain other targets.

For the three and six months ended May 31, 2023, the Company recognized collaboration revenue related to the Sanofi Agreement of $5.0 million and $10.3 million, respectively, of which $5.0 million and $9.8 million, respectively, was included in deferred revenue as of November 30, 2022, and zero and $0.4 million, respectively, was related to activities satisfied in previous periods. For the three and six months ended May 31, 2022, the Company recognized collaboration revenue related to the Sanofi Agreement of $5.3 million and $8.7 million, respectively, of which $5.3 million and $8.2 million, respectively, was included in deferred revenue as of November 30, 2021 and zero and $0.5 million, respectively, was related to activities satisfied in previous periods. As of May 31, 2023, deferred revenue related to the Sanofi Agreement was $37.9 million, of which $23.7 million was included as deferred revenue, current. As of November 30, 2022, deferred revenue related to the Sanofi Agreement was $46.2 million, of which $19.4 million was included as deferred revenue, current, and includes $1.0 million in contract assets representing the unbilled amount related to the research milestone recognized in November 2022.
4. Condensed Consolidated Balance Sheet Components
Property and Equipment, Net
Property and equipment, net, consisted of the following (in thousands):

	May 31, 2023	November 30, 2022
Laboratory equipment	$29,483	$26,385
Leasehold improvements	5,017	3,825
Computer equipment	898	786
Furniture and fixtures	480	452
Software	4,927	4,688
Software in progress	833	697
Total property and equipment, gross	41,638	36,833
Less: Accumulated depreciation and amortization	(23,143)	(19,670)
Total property and equipment, net	$18,495	$17,163
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	May 31, 2023	November 30, 2022
Accrued compensation	$9,070	$13,164
Accrued contract research and lab supplies	5,293	6,426
Accrued professional services	2,468	1,250
Accrued taxes	16	85
Other	1,244	1,503
Total accrued expenses and other current liabilities	$18,091	$22,428
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
The following tables present the Company’s investments, which consist of cash equivalents and available-for-sale marketable securities, that are measured at fair value on a recurring basis as of May 31, 2023 and November 30, 2022 (in thousands):

May 31, 2023	Level	Amortized cost	Unrealized gain	Unrealized loss	Estimated fair value
Money market funds	Level 1	$55,019	$—	$—	$55,019
U.S. treasury securities	Level 1	107,601	—	(291)	107,310
Corporate debt securities	Level 2	36,615	—	(354)	36,261
U.S. government agency securities	Level 2	56,508	—	(748)	55,760
Corporate commercial paper	Level 2	22,888	—	—	22,888
Long-term marketable securities:
U.S. government agency securities	Level 2	27,974	—	(511)	27,463
Total		$306,605	$—	$(1,904)	$304,701
Included in cash and cash equivalents		$55,019	$—	$—	$55,019
Included in marketable securities, current		$223,612	$—	$(1,393)	$222,219
Included in marketable securities, non-current		$27,974	$—	$(511)	$27,463

November 30, 2022	Level	Amortized cost	Unrealized gain	Unrealized loss	Estimated fair value
Money market funds	Level 1	$59,452	$—	$—	$59,452
U.S. treasury securities	Level 1	75,322	—	(1,120)	74,202
Corporate debt securities	Level 2	81,026	—	(1,279)	79,747
U.S. government agency securities	Level 2	8,998	—	(135)	8,863
Corporate commercial paper	Level 2	74,896	—	—	74,896
Foreign government securities	Level 2	7,051	—	(92)	6,959
Long-term marketable securities:
U.S. treasury securities	Level 1	5,779	—	(98)	5,681
Corporate debt securities	Level 2	3,492	—	(217)	3,275
U.S. government agency securities	Level 2	56,301	1	(1,379)	54,923
Total		$372,317	$1	$(4,320)	$367,998
Included in cash and cash equivalents		$59,452	$—	$—	$59,452
Included in marketable securities, current		$247,293	$—	$(2,626)	$244,667
Included in marketable securities, non-current		$65,572	$1	$(1,694)	$63,879
The accrued interest receivable related to the Company’s marketable securities was $1.0 million and $1.1 million as of May 31, 2023 and November 30, 2022, respectively, and was included in prepaid expenses and other current assets on the condensed consolidated balance sheet. Long-term marketable securities held by the Company generally mature within two years from the balance sheet date.
The Company classifies its money market funds and U.S. treasury securities, which are valued based on quoted market prices in active markets with no valuation adjustment, as Level 1 assets within the fair value hierarchy.
The Company classifies its marketable securities in corporate debt securities, U.S. government agency securities, corporate commercial paper and foreign government securities as Level 2 assets within the fair value hierarchy. The fair values of these marketable securities are estimated by taking into consideration valuations obtained from third-party pricing services. The pricing services utilize industry standard valuation models, including both income- and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of and broker/dealer quotes on the same or similar securities, issuer credit spreads, benchmark securities, prepayment/default projections based on historical data and other observable inputs. There were no transfers of financial instruments between valuation levels during the three and six months ended May 31, 2023 and 2022.

As of May 31, 2023 and November 30, 2022, the unrealized losses for available-for-sale securities were non-credit related, and the Company does not intend to sell the securities that were in an unrealized loss position, nor will it be required to sell those securities before recovery of their amortized cost basis, which may be maturity. As of May 31, 2023 and November 30, 2022, no allowance for credit losses for the Company’s marketable securities was recorded. During the three and six months ended May 31, 2023 and 2022, the Company did not recognize any impairment losses related to marketable securities.
6. Commitments and Contingencies
Legal Proceedings
From time to time, the Company may be involved in legal proceedings in the ordinary course of business. The Company accrues a liability for such matters when it is probable that future expenditures will be made and that such expenditures can be reasonably estimated. Significant judgment is required to determine both probability and the estimated amount. Legal fees and other costs associated with such actions are expensed as incurred. As of May 31, 2023, the Company was not a party to any material legal proceedings.
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
Operating lease expenses, excluding additional rent charges for utilities, maintenance and real estate taxes, were $1.5 million for each of the three months ended May 31, 2023 and 2022, and $3.0 million and $2.8 million for the six months ended May 31, 2023 and 2022, respectively. Short-term lease expense was not material for all periods presented.

Other information related to leases were as follows (in thousands):

	Six Months Ended May 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Cash flows from operating leases	$2,778	$3,564
Supplemental disclosures of non-cash investing and financing activities:
Right-of-use assets recognized in exchange for lease obligations	$—	$4,804
7. Common Stock
The Company’s Restated Certificate of Incorporation authorizes the Company to issue up to 500,000,000 shares of common stock, $0.001 par value per share, as of May 31, 2023 and November 30, 2022. Holders of common stock are entitled to dividends when and if declared by the Company’s board of directors, subject to the prior rights of the holders of shares of preferred stock. The holder of each share of common stock is entitled to one vote. As of May 31, 2023, no dividends have been declared.
In July 2022, the Company issued pre-funded warrants to purchase an aggregate of 6,814,920 shares of the Company’s common stock in RDOs at a price of $13.939 per pre-funded warrant. The pre-funded warrants were immediately exercisable, have an exercise price of $0.001 and may be exercised at any time after the date of issuance. A holder of pre-funded warrants may not exercise the warrant if the holder, together with its affiliates, would beneficially own more than 9.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to such exercise. A holder of the pre-funded warrants may increase or decrease this percentage not in excess of 19.99% by providing at least 61 days’ prior notice to the Company. As of May 31, 2023, there were pre-funded warrants to purchase an aggregate of 6,666,423 shares of the Company's common stock that remained available for exercise. In June 2023, pre-funded warrants to purchase a total of 568,863 shares of the Company’s common stock were exercised. As of June 30, 2023, pre-funded warrants to purchase a total of 6,097,560 shares of the Company’s common stock remained available for exercise.
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
Common stock reserved for future issuance, on an as-if converted basis, as of May 31, 2023 and November 30, 2022, consists of the following:

	May 31, 2023	November 30, 2022
Options to purchase common stock issued and outstanding	8,949,950	8,256,957
Restricted stock units issued and outstanding	1,489,429	784,824
Shares available for future equity grants	1,178,387	834,291
Shares available for issuance under employee stock purchase plan	1,632,030	1,325,523
Pre-funded warrants issued and outstanding	6,666,423	6,814,920
Total common stock reserved for future issuance	19,916,219	18,016,515
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

Option activity under the Stock Plans is set forth below:

	Number of options outstanding	Weighted- average exercise price
Balances as of November 30, 2022	8,256,957	$19.47
Options granted	1,743,900	10.54
Options exercised	(14,365)	3.62
Options forfeited	(1,036,542)	20.98
Balances as of May 31, 2023	8,949,950	$17.58
RSU activity under the Stock Plans is set forth below:

	Number of RSUs	Weighted-average grant date fair value
Balances as of November 30, 2022	784,824	$18.97
RSUs granted	958,890	10.79
RSUs vested	(130,832)	18.48
RSUs forfeited	(123,453)	14.29
Balances as of May 31, 2023	1,489,429	$14.13
Employee Stock Purchase Plan
Under the Company’s 2020 Employee Stock Purchase Plan (the ESPP), eligible employees are entitled to purchase shares of common stock with accumulated payroll deductions. During the six months ended May 31, 2023, the Company issued 165,215 shares of common stock pursuant to the ESPP at a weighted-average price of $8.80 per share.
Stock-Based Compensation
Stock-based compensation expense related to the Stock Plans and the ESPP that is included in the Company’s condensed consolidated statements of operations is as follows (in thousands):

	Three Months Ended, May 31,		Six Months Ended May 31,
	2023	2022	2023	2022
Research and development	$4,859	$3,996	$10,013	$7,537
General and administrative	3,864	2,779	7,191	5,309
Total stock-based compensation	$8,723	$6,775	$17,204	$12,846
As of May 31, 2023, the total compensation cost related to stock-based awards not yet recognized was $70.9 million, which is expected to be amortized on a straight-line basis over the weighted-average remaining vesting period of approximately 2.4 years.
9. Defined Contribution Plan
The Company sponsors a defined-contribution savings plan under Section 401(k) of the Internal Revenue Code of 1986, as amended (the 401(k) Plan), which provides for the Company to make discretionary matching or discretionary annual contributions to the 401(k) Plan, for its employees. Substantially all of the Company’s employees are eligible to participate in the 401(k) Plan. Employees may contribute a percentage of their annual compensation to the plan, subject to statutory limitations. The Company has made contributions to the 401(k) Plan and recorded contribution expense of $0.2 million during each of the three months ended May 31, 2023 and 2022, and $0.8 million and $0.7 million during the six months ended May 31, 2023 and 2022, respectively.

10. Income Taxes
For the three and six months ended May 31, 2023 and 2022, the Company did not record any current income tax expense or provision. Deferred income taxes reflect the net tax effects of loss and credit carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Realization of the deferred tax assets is dependent upon future taxable income, the amount, if any, and timing of which are uncertain. The Company has generated losses since inception and has established a valuation allowance to offset deferred tax assets as of May 31, 2023 and 2022 due to the uncertainty of realizing future tax benefits from its net operating loss carryforwards and other deferred tax assets.
Under an Organization for Economic Co-operation and Development Inclusive Framework, more than 140 countries agreed to enact a two-pillar solution to address the challenges arising from the digitalization of the world economy (Pillar Two). Pillar Two introduces a global minimum Effective Tax Rate (ETR) via a system where multinational groups with consolidated revenue over €750M are subject to a minimum ETR of 15% on income arising in low-tax jurisdictions. Rules under Pillar Two are expected to be enacted beginning January 1, 2024. The Company will continue to monitor the impact of Pillar Two; however, the Company has minimal international activity and is not expecting Pillar Two to have an impact on its condensed consolidated financial statements.
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
11. Net Loss Per Share
The following table sets forth the computation of the Company’s basic and diluted net loss per share attributable to common stockholders, which excludes shares which are legally outstanding but subject to repurchase by the Company (in thousands, except share and per share data):

	Three Months Ended May 31,		Six Months Ended May 31,
	2023	2022	2023	2022
Numerator:
Net loss	$(24,277)	$(45,401)	$(65,010)	$(87,934)
Denominator:
Weighted-average number of shares outstanding, basic and diluted(1)	54,259,045	44,898,409	54,144,909	44,797,235
Net loss per share, basic and diluted	$(0.45)	$(1.01)	$(1.20)	$(1.96)

(1)
The shares underlying the pre-funded warrants to purchase shares of the Company’s common stock have been included in the calculation of the weighted-average number of shares outstanding, basic and diluted, for the three and six months ended May 31, 2023.

The following potentially dilutive securities were excluded from the computation of the diluted net loss per share of common stock for the periods presented because their effect would have been anti-dilutive:

	May 31,
	2023	2022
Options to purchase common stock issued and outstanding	8,949,950	6,441,714
Options early exercised subject to vesting	11,893	33,300
Restricted stock units issued and outstanding	1,489,429	678,837
Shares expected to be purchased under employee stock purchase plan	102,506	73,851
Total	10,553,778	7,227,702
12. Related Party Transactions
The Company’s Chief Financial Officer is a trustee for the multiple employer welfare association that facilitates the acquisition and administration of the Company’s healthcare plans. Expenses related to the healthcare plan premiums were $1.1 million and $0.9 million for the three months ended May 31, 2023 and 2022, respectively, and $2.3 million and $1.9 million for the six months ended May 31, 2023 and 2022, respectively. As of May 31, 2023 and November 30, 2022, the amount recorded in accounts payable and accrued expenses and other current liabilities in connection with this healthcare plan provider was not material.
13. Subsequent Events
Refer to Note 7 for more information on the exercise of pre-funded warrants.

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
Overview
We are a clinical stage biopharmaceutical company focused on the discovery, development and commercialization of medicines based on the modulation of cellular protein levels as a novel treatment approach for cancer and other challenging diseases. Leveraging our extensive expertise in E3 ligases together with our proprietary DNA-encoded libraries, we have built DELigase, an integrated discovery platform to identify and advance novel drug candidates targeting E3 ligases, a broad class of enzymes that can modulate proteins within the cell. Our drug discovery approach is to either harness or inhibit the natural function of E3 ligases within the ubiquitin-proteasome system to selectively decrease or increase cellular protein levels. Our wholly owned, clinical stage pipeline includes targeted protein degraders of Bruton’s tyrosine kinase (BTK), a B-cell signaling protein, and inhibitors of Casitas B-lineage lymphoma proto-oncogene B (CBL-B), an E3 ligase that regulates activation of multiple immune cell types including T cells and NK cells. Our partnered drug discovery pipeline consists of ten programs under collaboration agreements with Sanofi S.A. (Sanofi) and Gilead Sciences, Inc. (Gilead), within which we retain options for co-development and co-commercialization rights in the United States for up to four drug candidates, two for each collaboration.
Targeted Protein Degradation
Our portfolio of targeted protein degraders of BTK, a B‑cell signaling protein, comprises NX‑2127, an orally bioavailable BTK degrader for the treatment of relapsed or refractory B‑cell malignancies, and NX‑5948, an orally bioavailable BTK degrader for the treatment of relapsed or refractory B-cell malignancies and potentially autoimmune diseases.
NX‑2127: We are currently enrolling patients in a Phase 1 trial for patients with relapsed or refractory B-cell malignancies which comprises a Phase 1a dose-escalation study and a Phase 1b cohort expansion study. We have initiated Phase 1b expansion cohorts for patients with relapsed chronic lymphocytic leukemia, diffuse large B-cell lymphoma and mantle cell lymphoma, and enrollment continues in the Phase 1a dose-escalation portion of the trial for patients with several types of non-Hodgkin lymphoma.
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
NX-1607: We are currently enrolling patients in the Phase 1a portion of a Phase 1a/1b dose-escalation and cohort expansion study of NX-1607 in patients in a range of oncology indications. NX-1607 was awarded an Innovative Passport from the UK Medicines and Healthcare products Regulatory Agency to accelerate time to market and facilitate patient access to novel drugs to treat serious and life-threatening diseases.
DeTIL-0255: We completed the safety run-in portion of a Phase 1 trial in patients with advanced gynecologic malignancies, which included three patients with advanced epithelial ovarian cancer who have been dosed with DeTIL-0255 and have cleared the initial safety evaluation. Following a review of our portfolio we deprioritized the development of DeTIL-0255. Any expansion of the DeTIL-0255 Phase 1 trial will be established following a determination regarding the potential inclusion of NX-1607 in future cohorts.

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
In March 2023, we announced with Gilead that Gilead had exercised its option to exclusively license our investigational targeted protein degrader molecule NX-0479. This bivalent degrader, designated GS-6791, is the first development candidate resulting from the Gilead Agreement. Pursuant to the Gilead Agreement, we received a license option exercise payment of $20.0 million and potentially could receive up to an additional $425.0 million in clinical, regulatory, and commercial milestone payments, as well as up to low double-digit tiered royalties on product net sales.
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
Since inception, we have generally incurred significant losses and negative cash flows from operations. During the six months ended May 31, 2023 and 2022, we incurred net losses of $65.0 million and $87.9 million, respectively. As of May 31, 2023, we had an accumulated deficit of $466.3 million. These losses have resulted primarily from costs incurred in connection with research and development activities and general and administrative costs associated with our operations.
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
As of May 31, 2023, we had $308.6 million in cash, cash equivalents and marketable securities. We expect that our existing cash, cash equivalents and marketable securities are sufficient to fund our operations for at least the next 12 months. See the section titled “—Liquidity and Capital Resources” for more information. To finance our operations beyond that point, we will need to raise substantial additional capital to complete the development and commercialization of our drug candidates. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing and distribution arrangements. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans.

We are subject to risks and uncertainties as a result of macroeconomic events and conditions, including inflation, increasing interest rates, increasing financial market volatility and uncertainty, the federal debt ceiling and budget, instability in the global banking system, the impact of war or military conflict, including the war in Ukraine, and public health pandemics. For example, the coronavirus (COVID-19) pandemic impacted worldwide economic activity and posed the risk that we or our employees, contractors, suppliers and other partners would be prevented from conducting business activities for an indefinite period of time, including due to shutdowns that were requested or mandated by governmental authorities. While the impact of the COVID‑19 pandemic on our operations was minimal, the extent to which a future public health pandemic and other macroeconomic factors, including increasing financial market volatility and uncertainty, will impact our business, financial condition, liquidity, access to capital and results of operations in the future will depend on future developments that are highly uncertain and cannot be predicted at this time.
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
Upon signing the Sanofi Agreement, Sanofi paid us an upfront payment of $55.0 million. Subsequently, in January 2021, Sanofi paid us an additional $22.0 million to exercise its option to expand the number of targets beyond the initial targets included in the collaboration. In addition, from the signing of the Sanofi Agreement to May 31, 2023, we received payments of $5.0 million for research milestones. As of May 31, 2023, we are eligible to receive up to approximately $2.5 billion in total payments based on certain additional fees, payments and the successful completion of certain research development, regulatory and sales milestones, as well as tiered royalties ranging from mid-single digit to low teen percentages on annual net sales of any commercial products that may result from the collaboration, subject to certain reductions and excluding sales in the United States of any products for which we exercise our option to co-develop and co-promote, for which we share profits and losses evenly.
We recognized collaboration revenue from the Sanofi Agreement of $5.0 million and $10.3 million during the three and six months ended May 31, 2023, and $5.3 million and $8.7 million during the three and six months ended May 31, 2022, respectively. As of May 31, 2023 and November 30, 2022, there was $37.9 million and $46.2 million, respectively, of deferred revenue related to payments received by us under the Sanofi Agreement.

Gilead
In June 2019, we entered into a global strategic collaboration agreement with Gilead (as subsequently amended, the Gilead Agreement) to discover, develop and commercialize a pipeline of targeted protein degradation drugs for patients with cancer and other challenging diseases using our DELigase platform to identify novel agents that utilize E3 ligases to induce degradation of five specified drug targets. Under the Gilead Agreement, Gilead has the option to license drug candidates directed to up to five targets resulting from the collaboration and is responsible for the clinical development and commercialization of drug candidates resulting from the collaboration. We retain the option to co-develop and co-promote, under a profit share structure, up to two drug candidates in the United States under certain conditions. The collaboration excludes our current internal protein degradation programs for which we retain all rights, and also excludes our future internal programs, provided that we have distinguished future programs as excluded from the scope of the collaboration. In August 2019 and September 2022, we entered into the First and Second Amendment, respectively, to the Gilead Agreement to clarify certain language of the Gilead Agreement. These amendments had no impact on revenue recognition. In March 2023, Gilead exercised the option to exclusively license one target (Gilead License Option Exercise), the first development candidate resulting from the Gilead Agreement. Pursuant to the Gilead Agreement, we received a license option exercise payment of $20.0 million in April 2023 for the Gilead License Option Exercise.
Upon signing the Gilead Agreement, Gilead paid us an upfront payment of $45.0 million, plus $3.0 million in additional fees. In addition, from the signing of the Gilead Agreement to May 31, 2023, we received payments of $41.0 million for research milestones and additional payments. As of May 31, 2023, we are eligible to receive up to approximately $2.3 billion in total additional payments based on certain additional fees, payments and the successful completion of certain preclinical, clinical, development and sales milestones. In addition, we are eligible to receive tiered royalties from mid-single digit to low tens percentages on annual net sales from any commercial products directed to the optioned collaboration targets, subject to certain reductions and excluding sales in the United States of any products for which we exercise our option to co-develop and co-promote, for which we share profits and losses evenly.
We recognized collaboration revenue from the Gilead Agreement of $5.7 million and $13.1 million during the three and six months ended May 31, 2023, and $6.1 million and $12.3 million during the three and six months ended May 31, 2022, respectively. We also recognized $20.0 million in license revenue received pursuant to the Gilead License Option Exercise during the three and six months ended May 31, 2023. As of May 31, 2023 and November 30, 2022, there was $20.8 million and $27.4 million, respectively, of deferred revenue related to payments received by us under the Gilead Agreement.
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
License Revenue
Our license revenue consists of a payment received from the Gilead License Option Exercise.

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
Our critical accounting policies and more significant areas involving management’s judgments and estimates used in preparation of our financial statements are discussed in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2022 Form 10-K. Other than the updated policy on revenue recognition disclosed in Note 2, “Summary of Significant Accounting Policies—Revenue Recognition,” to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, there have been no significant changes to these policies for the three and six months ended May 31, 2023.
Recent Accounting Pronouncements
See Note 2, “Summary of Significant Accounting Policies—Recently Adopted Accounting Pronouncements” to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information.
Results of Operations
Comparison of the three and six months ended May 31, 2023 and 2022
Our results of operations for the three and six months ended May 31, 2023 and 2022 are summarized as follows (in thousands):

	Three Months Ended May 31,		Change	Six Months Ended May 31,		Change
	2023	2022		2023	2022
Revenue:
Collaboration revenue	$10,676	$11,432	$(756)	$23,361	$21,053	$2,308
License revenue	20,000	—	20,000	20,000	—	20,000
Total revenue	30,676	11,432	19,244	43,361	21,053	22,308
Operating expenses:
Research and development	45,763	47,493	(1,730)	91,579	90,630	949
General and administrative	11,678	9,654	2,024	21,499	18,882	2,617
Total operating expenses	57,441	57,147	294	113,078	109,512	3,566
Loss from operations	(26,765)	(45,715)	18,950	(69,717)	(88,459)	18,742
Interest and other income, net	2,488	314	2,174	4,707	525	4,182
Net loss	$(24,277)	$(45,401)	$21,124	$(65,010)	$(87,934)	$22,924
Collaboration Revenue
Our collaboration revenue for the three and six months ended May 31, 2023 and 2022 is summarized as follows (in thousands):

	Three Months Ended May 31,		Change	Six Months Ended May 31,		Change
	2023	2022		2023	2022
Gilead	$5,708	$6,124	$(416)	$13,066	$12,307	$759
Sanofi	4,968	5,308	(340)	10,295	8,746	1,549
Total collaboration revenue	$10,676	$11,432	$(756)	$23,361	$21,053	$2,308

Our collaboration revenue decreased by $0.8 million during the three months ended May 31, 2023 compared to the three months ended May 31, 2022 primarily due to increased forecasted expenditure and less milestone payments achieved. Our collaboration revenue increased by $2.3 million during the six months ended May 31, 2023 compared to the six months ended May 31, 2022, primarily due to increased effort resulting in a higher percentage of completion of performance obligations under our collaborations with Gilead and Sanofi in the current period.
License Revenue
Our license revenue was $20.0 million for the three and six months ended May 31, 2023 and is related to the Gilead License Option Exercise. There was no license revenue for the three and six months ended May 31, 2022.
Research and Development Expenses
Our research and development expenses for the three and six months ended May 31, 2023 and 2022 are summarized as follows (in thousands):

	Three Months Ended May 31,		Change	Six Months Ended May 31,		Change
	2023	2022		2023	2022
Compensation and related personnel costs	$17,626	$15,887	$1,739	$37,800	$31,694	$6,106
Stock-based compensation	4,859	3,996	863	10,014	7,537	2,477
Supplies and contract research	10,435	11,612	(1,177)	19,859	23,733	(3,874)
Preclinical activities	274	2,404	(2,130)	480	3,837	(3,357)
Contract manufacturing	1,816	4,612	(2,796)	3,260	7,724	(4,464)
Clinical costs	4,410	3,836	574	7,640	6,505	1,135
Facility and other costs	6,343	5,146	1,197	12,526	9,600	2,926
Total research and development expenses	$45,763	$47,493	$(1,730)	$91,579	$90,630	$949
Our research and development expenses decreased by $1.7 million during the three months ended May 31, 2023 compared to the three months ended May 31, 2022. There was a decrease in research related costs, as we concluded certain studies and sponsored research agreements and a decrease in contract manufacturing as we stabilize the supply needed for our clinical trials, offset by an increase in compensation and related personnel costs and in non-cash stock-based compensation expense that were primarily attributable to higher headcount and the issuance of restricted stock units (RSUs) and incentive stock options. There was also an increase in facility and other costs primarily driven by additional investments in information technology and expenses related to our leases of office and laboratory space.
Our research and development expenses increased by $0.9 million during the six months ended May 31, 2023 compared to the six months ended May 31, 2022. There was a increase in compensation and related personnel costs and in non-cash stock-based compensation expense that were primarily attributable to higher headcount and issuance of RSUs and incentive stock options. There was also an increase in clinical costs as we continued our clinical trial programs and ongoing patient enrollment, offset by a decrease in research related costs as we concluded certain studies and sponsored research agreements and a decrease in contract manufacturing as we stabilized the supply needed for our clinical trials. There was also an increase in facility and other costs primarily driven by additional investments in information technology, depreciation from equipment placed into service during the prior fiscal year, and expenses related to our leases of office and laboratory space.
General and Administrative Expenses
Our general and administrative expenses increased by $2.0 million during the three months ended May 31, 2023 compared to the three months ended May 31, 2022. There was an increase in non-cash stock-based compensation expense resulting from the increased issuance of RSUs and incentive stock options and an increase in outside consulting and professional service costs.
Our general and administrative expenses increased by $2.6 million during the six months ended May 31, 2023 compared to the six months ended May 31, 2022. There was an increase in compensation related expenses and non-cash stock-based compensation expense primarily driven by higher headcount and the issuance of RSUs and incentive stock options.

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
In August 2021, we entered into an Equity Distribution Agreement with Piper Sandler & Co. (Piper Sandler) pursuant to which, from time to time, we may offer and sell through Piper Sandler up to $150.0 million of the common stock registered under our shelf registration statement on Form S-3 pursuant to one or more “at the market” offerings. We are not required to sell any shares at any time during the term of the Equity Distribution Agreement. We agreed to pay Piper Sandler a commission of 3% of the gross sales price of any shares sold pursuant to the Equity Distribution Agreement. In June 2022, we issued and sold 2,000,000 shares of common stock under the Equity Distribution Agreement at a price of $10.0001 per share of common stock for net proceeds of approximately $19.3 million after deducting offering commissions and expenses paid by us (the June 2022 ATM Offering). As of May 31, 2023, we had $130.0 million of common stock remaining available for sale under the Equity Distribution Agreement.
In July 2022, we entered into separate securities purchase agreements with certain purchasers to issue and sell pre‑funded warrants to purchase an aggregate of 6,814,920 shares of our common stock in registered direct offerings (RDOs) at a price of $13.939 per pre-funded warrant. Net proceeds from the RDOs were approximately $94.8 million, after deducting offering expenses of $0.2 million. The pre-funded warrants were immediately exercisable, have an exercise price of $0.001 and may be exercised at any time after the date of issuance. A holder of the pre-funded warrants may not exercise the warrant if the holder, together with its affiliates, would beneficially own more than 9.99% of the number of shares of our common stock outstanding immediately after giving effect to such exercise. A holder of the pre-funded warrants may increase or decrease this percentage not in excess of 19.99% by providing us at least 61 days’ prior notice. As of May 31, 2023, a total of 6,666,423 pre-funded warrants remained available for exercise. In June 2023, pre-funded warrants to purchase a total of 568,863 shares of our common stock were exercised and as of June 30, 2023, pre-funded warrants to purchase a total of 6,097,560 shares of our common stock remained available for exercise.
Funding Requirements
As of May 31, 2023, our operations have primarily been funded through the net proceeds from equity offerings of $650.5 million and proceeds from collaboration agreements of $341.0 million. We do not have any products approved for sale, and we have not generated any revenue from product sales. As of May 31, 2023, we had $308.6 million in cash, cash equivalents and marketable securities.
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
Our contractual obligations mostly consist of our operating lease obligations for facilities in San Francisco, California and The Woodlands, Texas. Our total operating lease commitments as of May 31, 2023, were approximately $43.5 million, of which $7.7 million is expected to be paid within the next twelve months. In addition, we enter into agreements in the normal course of business with contract research organizations for clinical trials and with vendors for preclinical studies and other services and products for operating purposes, which are generally cancelable upon written notice.
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
Cash flows
Our cash flows for the six months ended May 31, 2023 and 2022 are summarized as follows (in thousands):

	Six Months Ended May 31,
	2023	2022
Cash used in operating activities	$(66,921)	$(75,544)
Cash provided by investing activities	59,899	35,266
Cash provided by financing activities	1,506	1,920
Net decrease in cash, cash equivalents and restricted cash	$(5,516)	$(38,358)

Operating activities
Net cash used in operating activities was $66.9 million for the six months ended May 31, 2023 and consisted of a net loss of $65.0 million and an increase in net assets of $23.9 million, offset by non-cash adjustments of $22.0 million. The increase in net assets consisted of a decrease in deferred revenue of $14.9 million as we increased effort in our programs and recognized revenue, a decrease in accrued expenses and other liabilities of $4.6 million primarily related to the payment of annual incentive compensation in the first quarter of fiscal year 2023, a decrease in operating lease liabilities of $3.1 million due to lease payments made during the period and a decrease in accounts payable of $1.8 million from payments to vendors. Non-cash adjustments primarily consisted of stock-based compensation expenses of $17.2 million, depreciation and amortization expenses of $3.6 million and amortization of operating lease right-of-use assets of $2.9 million.
Net cash used in operating activities was $75.5 million for the six months ended May 31, 2022 and consisted of a net loss of $87.9 million and an increase in net assets of $6.5 million, offset by non-cash adjustments of $18.9 million. The increase in net assets consisted of a decrease in deferred revenue of $13.1 million as we increased effort in our programs and recognized revenue, a decrease in operating lease liabilities of $2.5 million and an increase in prepaid expenses and other assets of $1.5 million primarily related to increased prepaid clinical and contract manufacturing costs and software license costs, offset by a decrease in accounts receivable of $6.0 million related to payments received under the Gilead Agreement, an increase in accrued expenses and other liabilities of $2.8 million primarily related to equipment purchases and the accrual of incentive compensation and an increase in accounts payable of $1.7 million from payments to vendors. Non-cash adjustments primarily consisted of stock-based compensation expenses of $12.8 million, amortization of operating lease right-of-use assets of $2.6 million and depreciation and amortization expenses of $2.3 million.
Investing activities
Net cash provided by investing activities was $59.9 million for the six months ended May 31, 2023 and consisted of the maturity of marketable securities of $146.6 million, offset by the purchase of marketable securities of $83.4 million and the purchase of property and equipment of $3.4 million.
Net cash provided by investing activities was $35.3 million for the six months ended May 31, 2022 and consisted of the maturity of investments of $121.6 million, offset by the purchase of investments of $80.0 million and the purchase of property and equipment of $6.3 million.
Financing activities
Net cash provided by financing activities was $1.5 million for the six months ended May 31, 2023 and consisted primarily of proceeds from the issuance of common stock under our Employee Stock Purchase Plan (ESPP).
Net cash provided by financing activities was $1.9 million for the six months ended May 31, 2022 and consisted primarily of proceeds from the issuance of common stock under our ESPP.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide this information.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our President and Chief Executive Officer and our Chief Financial Officer, our principal executive officer and principal accounting and financial officer, respectively, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of May 31, 2023.
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our President and Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of May 31, 2023.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended May 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Our net loss was $180.4 million for the fiscal year ended November 30, 2022, and $65.0 million for the six months ended May 31, 2023. As of May 31, 2023, we had an accumulated deficit of $466.3 million. To date, we have not generated any revenue from product sales and have financed our operations primarily through our collaborations and sales of our equity interests. We are in the early stages of development of our drug candidates. Our lead drug candidates, NX-2127, NX-1607 and NX-5948, are in the early stages of clinical development. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We anticipate that our operating expenses and capital expenditure requirements will increase substantially if and as we:
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
•conduct process development for manufacturing of our products;
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
We had cash, cash equivalents and marketable securities of $308.6 million as of May 31, 2023. We believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our operating expenses and capital expenditure requirements through at least the next 12 months. However, our future capital requirements and the period for which we expect our existing resources to support our operations may vary significantly from what we expect, and we may need to seek additional funds sooner than planned. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans. Our future capital requirements will depend on many factors, including:
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
In addition, we filed for and received an Innovation Passport designation for NX-1607 in the United Kingdom (UK) in February 2022. The Innovation Passport is the mandated entry point to the Innovative Licensing and Access Pathway (ILAP) in the UK to facilitate approval of and market access to an innovative medicine. Grant of the Innovation Passport paves the way for enhanced engagement with key stakeholders such as the Medicines and Healthcare products Regulatory Agency (MHRA), health technology agencies in the UK such as the National Institute for Health and Care Excellence (NICE) or the Scottish Medicines Consortium (SMC) and NHS England. However, although the goal of ILAP and the Innovation Passport is to reduce the time to market and enable earlier patient access, it does not accelerate conduct of clinical trials or mean that the regulatory requirements are less stringent, nor does it ensure that any NX-1607 marketing authorization application (MAA) will be approved or that any approval will be granted within any particular timeframe. Despite receiving an Innovation Passport designation, we may decide to delay or forego the commercialization of NX-1607 in the UK or the development may otherwise not proceed.

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
We are aware of several biotechnology companies focused on developing small molecules that degrade target proteins or inhibit E3 ligases, including, but not limited to, Accutar Biotechnology Inc., Arvinas, Inc., BeiGene, Ltd., BioTheryX, Inc., C4 Therapeutics, Inc., Cullgen Inc., Foghorn Therapeutics Inc., HotSpot Therapeutics, Inc., Kymera Therapeutics, Inc. and Monte Rosa Therapeutics, all of which currently are in preclinical or clinical development. In addition, several large pharmaceutical companies have disclosed investments in this field, including AbbVie Inc., Amgen Inc., AstraZeneca plc, Bayer AG, Bristol-Myers Squibb Company, Genentech, Inc., GlaxoSmithKline plc and Novartis International AG.
Many of our current or potential competitors, either alone or with their collaboration partners, have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. Further, mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller or early-stage companies also may prove to be significant competitors, particularly through collaborative arrangements with large and established companies. All of these competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs. Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any products we may develop. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could prevent us from obtaining the orphan designation in the European Union (EU) and/or in the UK and result in our competitors establishing a strong market position before we are able to enter the market. In addition, our ability to compete may be affected in many cases by insurers or other third-party payors seeking to encourage the use of generic products. There are generic products currently on the market for certain of the indications that we are pursuing, and additional products are expected to become available on a generic basis over the coming years. If our drug candidates are approved, we expect that they will be priced at a significant premium over competitive generic products.

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
The facilities used by our contract manufacturers to manufacture our drug candidates must be approved by the FDA or the EMA or other national or international regulatory agencies pursuant to inspections that will be conducted after we submit our NDA to the FDA or our MAA to the EMA or other regulatory authority. We do not have complete control over all aspects of the manufacturing process of, and are dependent on, our contract manufacturing partners for compliance with cGMP regulations for manufacturing both active drug substances and finished drug products. Third-party manufacturers may not be able to comply with cGMP regulations or similar regulatory requirements outside of the United States. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA, the EMA or comparable foreign regulatory bodies, they will not be able to secure and/or maintain approval for their manufacturing facilities. In addition, we do not have complete control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA, the EMA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our drug candidates or if such regulatory authority withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain marketing approval for or market our drug candidates, if approved.
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

Some of our suppliers may experience disruption to their respective supply chain due to the effects of macroeconomic conditions, which could delay, prevent or impair our development or commercialization efforts.
We obtain certain chemical or biological intermediates in the synthesis of our drug candidates and NHPs for toxicology testing in countries affected by macroeconomic events and conditions, including inflation, increasing interest rates, increasing financial market volatility and uncertainty, the impact of war or military conflict, including the ongoing war in Ukraine, and public health pandemics. If we are unable to obtain these chemical or biological intermediates or NHPs in sufficient quantity and in a timely manner due to disruptions in the global supply chain caused by macroeconomic events and conditions, the development, testing and clinical trials of that drug candidate may be delayed or infeasible, and regulatory approval or commercial launch of any resulting product may be delayed or not obtained, which could significantly harm our business.
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
If any of our drug candidates receive marketing approval, they may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community. For example, ibrutinib is a well-established current treatment for CLL and other B-cell malignancies, and doctors may continue to rely on this and other treatments. If our drug candidates do not achieve an adequate level of acceptance, we may not generate sufficient revenue from product sales and we may not become profitable. The degree of market acceptance of our drug candidates, if approved for commercial sale, will depend on a number of factors, including:
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
•the strength of our marketing, sales and distribution support;
•the availability of third-party payor coverage and adequate reimbursement;
•the ability to secure a positive HTA recommendation for the product to be prescribed and reimbursed under the national health system;
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
The UK’s exit from the EU continues to create political and economic uncertainty, particularly in the UK and the EU. The UK is now being treated as a ‘third country’ by the EU. Although UK legislation has retained existing EU law, new UK legislation is being drafted and the UK has not retained new EU law, including the Clinical Trials Regulation (EU) No 536/2014. This means that some regulatory activities, such as batch testing and Qualified Person certification, conducted in Great Britain are no longer recognized in the EU; although the UK accepts the batch testing data carried out in many third countries with recognized equivalent high standards to avoid delays and supply disruption due to re-testing. However, the UK and EU have concluded a Trade and Cooperation Agreement (TCA), which has been approved by the UK Parliament, European Council and European Parliament and has limited the disruption to the supply of medicines, particularly by enabling tariff and quota-free trade between the UK and the EU (provided that the rules of origin requirements are met), and has streamlined some issues, for example by enabling mutual recognition of cGMP inspections and certificates. The regulatory framework for medicines that existed before the end of the transition period has also effectively been preserved in UK domestic legislation as ‘retained EU law.’ By retaining a snapshot of EU legislation at its core, the UK has prevented substantial divergence in the regulation of medicines (although divergence has appeared in some areas). However, some changes to the UK legislation have been immediately necessary, including the implementation of the Northern Ireland Protocol (NIP), pursuant to which, the EU pharmaceutical legal framework acquis continues to apply in Northern Ireland (subject to periodic consent of the Northern Ireland Legislative Assembly), and only products compliant with EU law can be placed in the Northern Ireland market—adding an extra layer of regulatory complexity. As a result, companies now need to comply with a separate UK regulatory legal framework in order to commercialize medicinal products in Great Britain (namely, England, Wales and Scotland, as EU law continues to apply in Northern Ireland). The UK government has attempted to renegotiate fundamental aspects of the NIP so this is an unpredictable area for companies in the near future. Failed attempts to renegotiate the NIP have led to media reports of the UK potentially triggering Article 16 of the NIP, a safeguarding measure, that may be engaged unilaterally if the application of the NIP leads to serious economic, societal or environmental difficulties that are liable to persist, or to diversion of trade. The UK government has introduced the Northern Ireland Protocol Bill which, if enacted into law, would enable the government to unilaterally disapply parts of the NIP which may lead to changes to the regulatory environment in Northern Ireland, and may trigger retaliatory measures against the UK by the EU. The UK government recently reached a new agreement in principle with the EU, the “Windsor Framework” which aims to replace the Northern Ireland protocol. If the Windsor Framework becomes law, the same medicines, in the same packs, with the same labels, will be available across the UK. Medicinal products placed on the market in Northern Ireland will be authorized by the MHRA (the UK regulatory authority) and would not need to be compliant with EU law any longer. The TCA allows for future deviation from the current regulatory framework and it is not known if and/or when any deviations may occur, which may have an impact on development, manufacture, marketing authorization, commercial sales and distribution of pharmaceutical products. It is also important to note that obtaining a marketing authorization is not sufficient to gain effective access to the market in the EU and in the UK; companies still need to agree to a reimbursement price for the products and in some jurisdictions, such as the UK and Germany, a further positive recommendation from health technology on cost-effectiveness is required for the products to be actually prescribed and reimbursed by the respective national health systems (see “—Governments outside of the United States tend to impose strict price controls, which may adversely affect our revenues from the sales of drugs,” below). If we fail to comply with the regulatory requirements in international markets and thus do not receive applicable marketing approvals, our target market will be reduced, our ability to realize the full market potential of our drug candidates will be harmed and our business will be adversely affected. We may not obtain foreign regulatory approvals on a timely basis, or at all. Our failure to obtain approval of any of our drug candidates by regulatory authorities in another country may significantly diminish the commercial prospects of that drug candidate and our business prospects could decline.

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

Products receiving orphan designation in the EU may receive 10 years of orphan market exclusivity (which can be further extended by two years if pediatric studies have been conducted in accordance with an agreed pediatric investigational plan). Applications must first satisfy the orphan designation criteria and apply for orphan designation before making the application for marketing authorization. The applicant must then successfully maintain the orphan designation at the time of the MAA in order to qualify for 10 years of orphan market exclusivity. During this 10-year period, the competent authorities of the EU Member States and European Commission may not accept applications or grant marketing authorization for other similar medicinal products for the same orphan therapeutic indication. The protection afforded by orphan market exclusivity in the EU may, in some circumstances, be circumvented by competitor products which are demonstrated not to be ‘similar’ or which are authorized for different therapeutic indications. There may be a risk that products may be prescribed ‘off-label’ for the orphan therapeutic indication by healthcare professions in some EU Member States.
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
An orphan product can also obtain an additional two years of orphan market exclusivity in the EU if the MAA contains the results of all pediatric studies conducted in accordance with and agreed pediatric investigation plan. The 10-year market exclusivity may be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria for orphan designation; for example, if the product is sufficiently profitable not to justify maintenance of market exclusivity.
The UK’s regulatory legal framework provides for similar periods of protection (namely regulatory data protection, marketing protection and market exclusivity).
It is important to note that the regulatory protection afforded to medicinal products such as data exclusivity, marketing protection, market exclusivity for orphan indications and pediatric extension are currently under review at the EU level. It is expected that the protection currently afforded in the EU will be reduced in the years to come. On April 26, 2023, the European Commission adopted a proposal for a new Directive and a new Regulation. If enacted into law, this proposal will revise and replace the existing general pharmaceutical legislation and will affect the existing period of regulatory protections afforded to medicinal products.
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
Where an applicant for a marketing authorization submits a full dossier containing its own pharmaceutical, preclinical tests and clinical trials data, and where the application does not fall within the ‘global marketing authorization’ of an existing medicinal product, the applicant is entitled to eight years of regulatory data protection upon grant of the marketing authorization (the period starts to run from the first marketing authorization in the EU and EEA). During this period, applicants for approval of generics or biosimilars cannot rely on data contained in the marketing authorization dossier submitted for the already authorized, or reference, medicinal product to support their application. After the expiration of the eight-year period of regulatory data protection, the reference medicinal product benefits from a further two-year period of marketing protection. During these two years of marketing protection, no generic or biosimilar medicinal product that relies upon the reference medicinal product’s dossier may be placed on the EU market, but a generic or biosimilar MAA can be submitted to the competent regulatory authorities in the EU Member States during this time. The two-year period of marketing protection can further be extended by one year if, during the first eight years of the grant of the first marketing authorization, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies. However, even if a compound is considered to be a new active substance and the innovator is able to gain the period of regulatory data protection and marketing protection, provided that no other IP or regulatory exclusivities applied, another unrelated company could also apply for a marketing authorization and market another competing medicinal product for the same therapeutic indication if such company obtained its own marketing authorization based on a separate MAA based on a full self-standing scientific data package supporting the application. The period of regulatory data protection and marketing protection applies in the UK (running from the date of the first authorization in Great Britain).
In the EU, pursuant to Regulation 1901/2006, and in the UK pursuant to the Human Medicines Regulations 2012 (as amended), MAAs must include pediatric data based on pediatric investigation plans agreed with the EMA if the MAA concerns (i) a new active substance, or (ii) a new indication, pharmacological form, or route of administration (where the product is protected by a supplementary protection certificate or a patent qualifying for a supplementary certificate). Applicants may obtain waivers or deferrals to these requirements in certain circumstances (for example a waiver may be obtained if the condition only occurs in adult populations). Where required, pediatric studies must cover all sub-sets of the pediatric population for both existing and new indications, pharmacological forms and route of administrations. Limited further exclusions apply, including in relation to generic or biosimilar applications. Certain rewards may be available for completion of pediatric studies. For example, where MAAs include the results of all studies conducted in compliance with an agreed pediatric investigation plan, the holder of the patent or supplementary protection certificate may be entitled to a six-month extension to the supplementary protection certificate. Additionally, the European Commission’s new proposed legislation, if implemented, will also affect the current EU legal framework of pediatric medicines.

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
To date, there have been several recent U.S. congressional inquiries and proposed and enacted state and federal legislation and regulations designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient support programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. For example, included in the Consolidated Appropriations Act of 2021 were several drug price reporting and transparency measures, such as a new requirement for certain Medicare plans to develop tools to display Medicare Part D prescription drug benefit information in real time and for group and health insurance issuers to report information on pharmacy benefit and drug costs to the Secretary of the Department of Health and Human Services (HHS) and the Secretaries of the Departments of Labor and the Treasury. On February 2, 2022, the Biden administration signaled its continued commitment to the Cancer Moonshot initiative, which was initially launched in 2016. In its announcement, the administration noted that its new goals under the initiative include addressing inequities in order to ensure broader access to cutting-edge cancer therapeutics and investing in a robust pipeline for new treatments. Additionally, on August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022 (IRA), which, among other provisions, included several measures intended to lower the cost of prescription drugs and related healthcare reforms. Specifically, the IRA authorizes and directs the HHS to set drug price caps for certain high-cost Medicare Part B and Part D qualified drugs, with the initial list of drugs to be selected by September 1, 2023, and the first year of maximum price applicability to begin in 2026. Recently, this aspect of the IRA has been challenged in court on the basis that it may violate the Fifth and First Amendments to the U.S. Constitution, and it is unclear how this litigation may affect the viability of the law moving forward. The IRA further authorizes the HHS to penalize pharmaceutical manufacturers that increase the price of certain Medicare Part B and Part D drugs faster than the rate of inflation. The IRA also creates significant changes to the Medicare Part D benefit design by capping Part D beneficiaries’ annual out-of-pocket spending at $2,000 beginning in 2025.
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
We cannot be sure what impact, if any, the foregoing changes will have on the profitability of any of our drug candidates, if approved for commercial use, in the future.

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
As our development and commercialization plans and strategies develop, and as we continue our transition into operating as a public company, we expect to expand our employee base for managerial, operational, financial and other resources. In addition, we have limited experience in product development. We filed our first IND in December 2020 and currently have three drug candidates in ongoing Phase 1 trials. As our drug candidates enter and advance through preclinical studies and clinical trials, we will need to expand our development, regulatory and manufacturing capabilities or contract with other organizations to provide these capabilities for us. In the future, we expect to have to manage additional relationships with collaborators or partners, suppliers and other organizations. Our ability to manage our operations and future growth will require us to continue to improve our operational, financial and management controls, reporting systems and procedures. We may not be able to implement improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls. Our inability to successfully manage our growth and expand our operations could have a material and adverse effect on our business, financial condition, results of operations and prospects.
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

In the United States, there are numerous federal and state privacy and data security laws and regulations governing the collection, use, disclosure and protection of personal information, including federal and state health information privacy laws, federal and state security breach notification laws, and federal and state consumer protection laws. Each of these laws is subject to varying interpretations and the legislative landscape is constantly evolving. In particular, laws and regulations governing the privacy of health information, such as HIPAA, establish privacy and security standards that limit the use and disclosure of individually identifiable health information, or protected health information, and require the implementation of administrative, physical and technological safeguards to protect the privacy of protected health information and ensure the confidentiality, integrity and availability of electronic protected health information. Determining how protected health information may be used, shared or processed in compliance with applicable privacy standards and our contractual obligations can be complex and may be subject to changing interpretation. Further, if we fail to comply with applicable privacy laws, we could face civil and criminal penalties, or claims for breach of contract. The HHS has enforcement discretion for HIPAA, and any enforcement activity can result in financial liability and reputational harm, and responses to such enforcement activity can consume significant internal resources. In addition, Washington state recently passed an the My Health My Data Act, which is focused on the collection of consumer health data. The My Health My Data Act has a broader scope than HIPAA and includes a private right of action—depending on whether this law applies to us, there may be substantial regulatory action and litigation associated with this act once it becomes effective. Furthermore, state attorneys general are authorized to bring civil actions seeking either injunctions or damages in response to violations that threaten the privacy of state residents pursuant to local state laws. We cannot be sure how these regulations will be interpreted, enforced or applied to our operations. In addition to the risks associated with enforcement activities and potential contractual liabilities, our ongoing efforts to comply with evolving laws and regulations at the federal and state level may be costly and require ongoing modifications to our policies, procedures and systems.
Personal data privacy remains an evolving landscape at both the domestic and international level, with new regulations coming into effect. For example, the CCPA, which came into effect on January 1, 2020, and was recently amended and expanded by the California Privacy Rights Act (CPRA) as of January 1, 2023, provides California residents expanded privacy rights, including the right to request correction, access, and deletion of their personal information, the right to opt out of certain personal information sharing, and the right to receive detailed information about how their personal information is processed, including by California residents’ employers. Additionally, the CCPA requires companies that process personal information of California residents to make disclosures to consumers about their data collection, use and sharing practices, allow consumers to opt out of certain data sharing with third parties, complete certain audits and assessments when processing higher risk data and provide a private right of action for data breaches, as described above. Although the CCPA includes limited exceptions—including exceptions for personal health information collected by covered entities or business associates subject to HIPAA among others, the CCPA may regulate or impact our processing of personal information depending on the context. Failure to comply with the CCPA may result in significant civil penalties, injunctive relief, or statutory or actual damages as determined by the California Privacy Protection Agency and California Attorney General through its investigative authority. Notably, comparable consumer privacy laws are set to take effect in 2023 in other states including the Virginia Consumer Data Protection Act (effective January 1, 2023), the Colorado Privacy Act and the Connecticut Data Privacy Act (both effective July 1, 2023), and the Utah Consumer Privacy Act (effective December 31, 2023). Several other states have followed suit and passed similar legislation. Compliance with this new privacy legislation adds complexity and may require investment in additional resources for compliance programs, thus potentially result in additional costs and expense of resources to maintain compliance.

In addition, the EU General Data Protection Regulation (EU GDPR) has been in effect since May 2018 in the EEA. The EU GDPR governs the collection, use, disclosure, transfer or other processing of personal data, replacing data protection laws issued by each EU member state based on the Directive 95/46/EC. The EU GDPR imposes additional compliance burdens, including by mandating burdensome documentation requirements and granting certain privacy rights to individuals to control how companies collect, use, disclose, retain and otherwise process information about them as well as changes to informed consent practices, the obligation to appoint data protection officers in certain circumstances, the obligation to notify relevant data supervisory authorities of personal data breaches without undue delay (and no later than 72 hours) after becoming aware of the personal data breach, and the requirement for more detailed notices for clinical trial subjects and investigators. In addition, the EU GDPR increases the scrutiny of transfers of personal data from clinical trial sites and other third parties (e.g. CROs) located in the EEA to the United States and other jurisdictions that the European Commission does not recognize as having “adequate” data protection laws. In particular, on July 16, 2020, the Court of Justice of the EU (Court of Justice) in Schrems II invalidated the European Union-United States (EU-U.S.) Privacy Shield as a data transfer mechanism on the grounds that the EU-U.S. Privacy Shield failed to offer adequate protections to EU personal data transferred to the United States. While the Court of Justice upheld the use of other data transfer mechanisms, such as the Standard Contractual Clauses, the decision has led to some uncertainty regarding the use of such mechanisms for data transfers to the United States, and the Court of Justice made clear that reliance on Standard Contractual Clauses alone may not necessarily be sufficient in all circumstances. Use of the data transfer mechanisms must now be assessed on a case-by-case basis taking into account the legal regime applicable in the destination country, in particular applicable surveillance laws and rights of individuals. The European Data Protection Board issued additional guidance regarding international transfers which may require us to implement supplementary measures to further enhance the security of data transferred out of the EEA, which could increase our compliance costs, expose us to further regulatory scrutiny and liability, and adversely affect our business.
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
Further, following the end of the Brexit Transition Period (on December 31, 2020) the EU GDPR has been implemented in the UK (as the UK GDPR)—non-compliance with which may lead to similar compliance and operational costs as the EU GDPR with potential fines of up to the greater of £17 million or 4% of annual global turnover. The UK GDPR sits alongside the UK Data Protection Act 2018 which implements certain derogations in the EU GDPR into English law. Under the UK GDPR, companies not established in the UK but who process personal data in relation to the offering of goods or services to individuals in the UK, or to the monitoring of their behavior will be subject to the UK GDPR—the requirements of which are largely aligned with those under the EU GDPR. The European Commission has adopted an adequacy decision in favor of the UK, enabling data transfers from EU Member States to the UK without additional safeguards. However, the UK adequacy decision will automatically expire in June 2025 unless the European Commission reassesses and renews/extends that decision, and remains under review by the European Commission during this period. Further, on November 17, 2022, the UK Information Commissioner’s Office (ICO) published its proposed draft International Transfer Risk Assessment (TRA) and tool which is the UK equivalent of the EDPB Recommendations and provides for general advice on how to satisfy the Schrems II requirement to carry out a legal assessment for transfers of personal data subject to the UK GDPR. The ICO has clarified that organizations may either follow the ICO’s TRA or EDPB approach when assessing international data transfers. The UK’s ICO has also recently published: (i) its International Data Transfer Agreement to replace the old Standard Contractual Clauses for transfers to outside the UK; and (ii) a “UK addendum” to the new EU Standard Contractual Clauses which amends the relevant provisions of such clauses to work in a UK context. In June 2023, the United States and the UK reached a commitment to establish the UK Extension to the TADP Framework, that will create a “data bridge” between the two countries.

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
The IRA was signed into U.S. law on August 16, 2022. The IRA provides for, among other things, a new U.S. federal one percent excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. For purposes of calculating the base excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. Certain repurchases are not counted in the base of the excise tax.
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
We have incurred substantial losses during our history, do not expect to become profitable in the near future and may never achieve profitability. As of November 30, 2022, we had federal and state net operating loss (NOL) carryforwards of approximately $276.3 million and $299.6 million, respectively. To the extent we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, subject to the restrictions and exceptions described below. Federal NOLs generated in tax years beginning on or before December 31, 2017, may be carried forward 20 tax years and expire on various dates beginning in 2029. Under the TCJA, as modified by the CARES Act, NOLs arising in tax years beginning on or before December 31, 2017, may be carried back two tax years, NOLs arising in tax years beginning after December 31, 2017, and before January 1, 2021 may be carried back five tax years and NOLs arising in tax years beginning after December 31, 2020, may not be carried back. In 2020, we filed a refund claim of $15.7 million to carryback our NOLs generated in the fiscal year ended November 30, 2018, and we filed a refund claim to carryback our NOLs generated in the fiscal year ended November 30, 2019, to recover an additional $3.9 million of income tax. NOLs arising in tax years beginning after December 31, 2017, and before January 1, 2021, may be carried forward indefinitely but are limited to 80% of our taxable income in tax years beginning after December 31, 2020. State NOLs can be carried forward 20 years and begin expiring in 2029.
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
Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. For example, the global financial crisis of 2007-2008 caused extreme volatility and disruptions in the capital and credit markets. Similarly, the volatility associated with the COVID-19 pandemic caused significant instability and disruptions in the capital and credit markets and, in recent months, the global economy has been impacted by increasing interest rates, inflation, the federal debt ceiling and budget, as well as the possibility of a recession or further economic downturn. Moreover, there has been recent turmoil in the global banking system. For example, on March 10, 2023, SVB, which was one of our banking partners, was closed by the California Department of Financial Protection and Innovation, which appointed the FDIC as receiver, and on March 27, 2023, First-Citizens Bank & Trust Company assumed all of SVB’s customer deposits and certain other liabilities and acquired substantially all of SVB's loans and certain other assets from the FDIC. While we only had a minimal amount of our cash directly at SVB and, since that date, the FDIC has stated that all depositors of SVB will be made whole, and First-Citizens Bank & Trust Company has assumed our deposits from SVB, there is no guarantee that the federal government would guarantee all depositors as they did with SVB depositors in the event of further bank closures and continued instability in the global banking system may adversely impact our business and financial condition. Our ongoing cash management strategy is to maintain diversity in our deposit accounts across financial institutions, but deposits in these institutions may exceed the amount of insurance provided on such deposits and there can be no assurance that this strategy will be successful. If other banks and financial institutions enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, then our ability to access our cash, cash equivalents and marketable securities may be threatened, which could have a material adverse effect on our business and financial condition. Furthermore, the capital and credit markets may be adversely affected by the ongoing war in Ukraine, and the possibility of a wider European or global conflict, global sanctions imposed in response thereto or an energy crisis. A severe or prolonged economic downturn, such as the global financial crisis, could result in a variety of risks to our business, including a decrease in the demand for our drug candidates and in our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy also could strain our suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our services. We cannot anticipate all of the ways in which the foregoing, and the current economic climate and financial market conditions generally, could adversely impact our business. Furthermore, our stock price may decline due in part to the volatility of the stock market and any general economic downturn.
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
We expect our operating results to be subject to quarterly fluctuations. Our net loss and other operating results will be affected by numerous factors, including:
•variations in the level of expense related to the ongoing development of our drug candidates, DELigase platform, or future development programs;
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
•regulatory developments affecting our drug candidates or those of our competitors; and
•changes in general market and economic conditions, including increasing interest rates, inflation, the federal debt ceiling and budget, instability in the global banking system and the possibility of a recession or further economic downturn.
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
•changes in accounting principles;
•terrorist acts, acts of war or periods of widespread civil unrest, including the increasingly volatile global economic conditions resulting from the ongoing war in Ukraine;
•effects of public health crises, pandemics and epidemics;
•natural disasters and other calamities; and
•general economic, industry and market conditions, including increasing interest rates, inflation, the federal debt ceiling and budget, instability in the global banking system and the possibility of a recession or further economic downturn.
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
We may choose to raise additional capital in the future, depending on market conditions, strategic considerations and operational requirements. For example, in March 2021, we sold an additional 5,175,000 shares of our common stock in a follow-on public offering. In addition, we currently have on file with the SEC a shelf registration statement on Form S-3 which allows us to offer and sell up to $450.0 million of our registered common stock, preferred stock, debt securities, warrants, subscriptions rights and or units from time to time pursuant to one or more offerings at prices and terms to be determined at the time of sale. In August 2021, we entered into an Equity Distribution Agreement with Piper Sandler & Co. (Piper Sandler) pursuant to which, from time to time, we may offer and sell through Piper Sandler up to $150.0 million of the common stock registered under the shelf registration statement pursuant to one or more “at the market” offerings. In June 2022, we issued and sold 2,000,000 shares of common stock under the Equity Distribution Agreement to Piper Sandler for net proceeds of approximately $19.3 million, after deducting offering commissions and expenses paid by us. As of May 31, 2023, we had $130.0 million of common stock remaining available for sale pursuant to the Equity Distribution Agreement. Sales of our common stock under the Equity Distribution Agreement with Piper Sandler could be subject to business, economic or competitive uncertainties and contingencies, many of which may be beyond our control, and which could cause actual results from the sale of our common stock to differ materially from expectations. In addition, in July 2022, we entered into separate Securities Purchase Agreements with certain purchasers to issue and sell pre-funded warrants to purchase an aggregate of 6,814,920 shares of our common stock in registered direct offerings for gross proceeds to us of $95.0 million before deducting offering expenses. Such pre-funded warrants are immediately exercisable, have an exercise price of $0.001 and may be exercised at any time after the date of issuance. To the extent additional capital is raised through the sale and issuance of shares or other securities convertible into shares, the ownership interest of our stockholders will be diluted. Future issuances of our common stock or other equity securities, or the perception that such sales may occur, could adversely affect the trading price of our common stock and impair our ability to raise capital through future offerings of shares or equity securities. No prediction can be made as to the effect, if any, that future sales of common stock or the availability of common stock for future sales will have on the trading price of our common stock.
We will not receive a significant amount, or potentially any, additional funds upon the exercise of our pre-funded warrants; however, any exercise would increase the number of shares eligible for future resale in the public market and result in substantial dilution to our stockholders.
As of May 31, 2023, we have issued pre-funded warrants to purchase a total of 6,814,920 shares of our common stock, of which 6,097,560 were outstanding as of June 30, 2023. Each pre-funded warrant is exercisable for $0.001 per share of common stock underlying such pre-funded warrant, which may be paid by way of a cashless exercise, meaning that the holder may not pay a cash purchase price upon exercise, but instead would receive upon such exercise the net number of shares of common stock determined according to the formula set forth in the pre-funded warrant. Accordingly, we will not receive a significant amount, or potentially any, additional funds upon the exercise of the pre-funded warrants. To the extent such pre-funded warrants are exercised, additional shares of common stock will be issued for nominal or no additional consideration, which will result in substantial dilution to the then existing holders of our common stock and will increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of the common stock, causing our stock price to decline.
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

NURIX THERAPEUTICS, INC.

Date: July 13, 2023	By:	/s/ ARTHUR T. SANDS
Arthur T. Sands, M.D., Ph.D.
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: July 13, 2023	By:	/s/ HANS VAN HOUTE
Hans van Houte
Chief Financial Officer (Principal Financial and Accounting Officer)