Form 10-Q
period 2023-08-31
Nurix Therapeutics, Inc.
filed 2023-10-12
CIK 1549595

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________________________________________________________
FORM 10-Q
______________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2023
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 2, 2023, the Registrant had 48,503,768 shares of common stock, $0.001 par value per share, outstanding.

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
•the potential benefits of our arrangements with Gilead Sciences, Inc., Sanofi S.A. and Seagen Inc.;
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
•the expected impact of global business, political and macroeconomic conditions, including inflation, increasing interest rates and volatile market conditions, uncertainty with respect to the federal budget and debt ceiling, cybersecurity events, instability in the global banking system, and global events, including regional conflicts around the world, on our business, clinical trials, financial condition, liquidity and results of operations;
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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
NURIX THERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

	August 31, 2023	November 30, 2022
Assets
Current assets:
Cash and cash equivalents	$42,304	$64,474
Marketable securities, current	216,548	244,667
Accounts receivable	2,000	—
Prepaid expenses and other current assets	7,097	9,308
Total current assets	267,949	318,449
Marketable securities, non‑current	9,882	63,879
Operating lease right-of-use assets	9,027	12,345
Property and equipment, net	16,581	17,163
Restricted cash	901	901
Other assets	3,855	4,022
Total assets	$308,195	$416,759
Liabilities and stockholdersʼ equity
Current liabilities:
Accounts payable	$2,187	$5,064
Accrued expenses and other current liabilities	21,907	22,428
Operating lease liabilities, current	5,362	5,530
Deferred revenue, current	32,037	37,633
Total current liabilities	61,493	70,655
Operating lease liabilities, net of current portion	2,642	6,434
Deferred revenue, net of current portion	10,243	35,974
Total liabilities	74,378	113,063
Commitments and contingencies (Note 6)
Stockholdersʼ equity:
Preferred stock, $0.001 par value— 10,000,000 shares authorized as of August 31, 2023 and November 30, 2022; no shares issued and outstanding as of August 31, 2023 and November 30, 2022	—	—
Common stock, $0.001 par value— 500,000,000 shares authorized as of August 31, 2023 and November 30, 2022; 48,503,768 and 47,172,299 shares issued and outstanding as of August 31, 2023 and November 30, 2022, respectively	49	47
Additional paid-in capital	738,240	709,220
Accumulated other comprehensive loss	(1,228)	(4,319)
Accumulated deficit	(503,244)	(401,252)
Total stockholdersʼ equity	233,817	303,696
Total liabilities and stockholdersʼ equity	$308,195	$416,759
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NURIX THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended August 31,		Nine Months Ended August 31,
	2023	2022	2023	2022
Revenue:
Collaboration revenue	$18,467	$10,791	$41,828	$31,844
License revenue	—	—	20,000	—
Total revenue	18,467	10,791	61,828	31,844
Operating expenses:
Research and development	47,856	47,761	139,435	138,391
General and administrative	10,623	9,748	32,122	28,630
Total operating expenses	58,479	57,509	171,557	167,021
Loss from operations	(40,012)	(46,718)	(109,729)	(135,177)
Interest and other income, net	3,030	1,009	7,737	1,534
Net loss	$(36,982)	$(45,709)	$(101,992)	$(133,643)
Net loss per share, basic and diluted	$(0.68)	$(0.90)	$(1.88)	$(2.85)
Weighted-average number of shares outstanding, basic and diluted	54,390,859	50,868,542	54,227,491	46,835,776
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NURIX THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended August 31,		Nine Months Ended August 31,
	2023	2022	2023	2022
Net loss	$(36,982)	$(45,709)	$(101,992)	$(133,643)
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on available-for-sale marketable securities	675	(657)	3,091	(3,134)
Total comprehensive loss	$(36,307)	$(46,366)	$(98,901)	$(136,777)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NURIX THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)
(unaudited)

	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Shares	Amount
Balance as of November 30, 2021	44,664,371	$45	$563,757	$(608)	$(220,892)	$342,302
Exercise of stock options	117,870	—	424	—	—	424
Vesting of early exercised stock options	—	—	47	—	—	47
Issuance under employee stock purchase plan	71,207	—	1,064	—	—	1,064
Stock-based compensation	—	—	6,071	—	—	6,071
Unrealized loss on available-for-sale marketable securities	—	—	—	(1,458)	—	(1,458)
Net loss	—	—	—	—	(42,533)	(42,533)
Balance as of February 28, 2022	44,853,448	45	571,363	(2,066)	(263,425)	305,917
Exercise of stock options	173,155	—	432	—	—	432
Vesting of restricted stock units	13,465	—	—	—	—	—
Vesting of early exercised stock options	—	—	35	—	—	35
Stock-based compensation	—	—	6,775	—	—	6,775
Unrealized loss on available-for-sale marketable securities	—	—	—	(1,019)	—	(1,019)
Net loss	—	—	—	—	(45,401)	(45,401)
Balance as of May 31, 2022	45,040,068	45	578,605	(3,085)	(308,826)	266,739
Issuance of pre-funded warrants, net of issuance costs of $234	—	—	94,759	—	—	94,759
Issuance of common stock in “at the market” financing, net of issuance costs of $672	2,000,000	2	19,326	—	—	19,328
Exercise of stock options	24,147	—	174	—	—	174
Vesting of restricted stock units	18,469	—	—	—	—	—
Vesting of early exercised stock options	—	—	32	—	—	32
Issuance under employee stock purchase plan	65,097	—	891	—	—	891
Stock-based compensation	—	—	6,988	—	—	6,988
Unrealized loss on available-for-sale marketable securities	—	—	—	(657)	—	(657)
Net loss	—	—	—	—	(45,709)	(45,709)
Balance as of August 31, 2022	47,147,781	$47	$700,775	$(3,742)	$(354,535)	$342,545

	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Shares	Amount
Balance as of November 30, 2022	47,172,299	$47	$709,220	$(4,319)	$(401,252)	$303,696
Exercise of stock options	8,768	—	28	—	—	28
Vesting of restricted stock units	98,571	—	—	—	—	—
Vesting of early exercised stock options	—	—	31	—	—	31
Issuance under employee stock purchase plan	165,215	—	1,453	—	—	1,453
Stock-based compensation	—	—	8,505	—	—	8,505
Unrealized gain on available-for-sale marketable securities	—	—	—	1,072	—	1,072
Net loss	—	—	—	—	(40,733)	(40,733)
Balance as of February 28, 2023	47,444,853	47	719,237	(3,247)	(441,985)	274,052
Exercise of pre-funded warrants	148,497	1	—	—	—	1
Exercise of stock options	5,597	—	24	—	—	24
Vesting of restricted stock units	32,261	—	—	—	—	—
Vesting of early exercised stock options	—	—	31	—	—	31
Stock-based compensation	—	—	8,746	—	—	8,746
Unrealized gain on available-for-sale marketable securities	—	—	—	1,344	—	1,344
Net loss	—	—	—	—	(24,277)	(24,277)
Balance as of May 31, 2023	47,631,208	48	728,038	(1,903)	(466,262)	259,921
Exercise of pre-funded warrants	568,863	1	—	—	—	1
Exercise of stock options	101,219	—	927	—	—	927
Vesting of restricted stock units	100,729	—	—	—	—	—
Vesting of early exercised stock options	—	—	29	—	—	29
Issuance under employee stock purchase plan	101,749	—	776	—	—	776
Stock-based compensation	—	—	8,470	—	—	8,470
Unrealized gain on available-for-sale marketable securities	—	—	—	675	—	675
Net loss	—	—	—	—	(36,982)	(36,982)
Balance as of August 31, 2023	48,503,768	$49	$738,240	$(1,228)	$(503,244)	$233,817
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NURIX THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended August 31,
	2023	2022
Cash flows from operating activities
Net loss	$(101,992)	$(133,643)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,599	3,730
Stock-based compensation	25,649	19,834
Net amortization (accretion) of premium (discount) on marketable securities	(3,453)	1,076
Loss on disposal of property and equipment	544	9
Amortization of operating lease right-of-use assets	4,298	4,041
Other	—	201
Changes in operating assets and liabilities:
Accounts receivable	(2,000)	6,000
Prepaid expenses and other assets	2,556	(2,250)
Accounts payable	(3,036)	984
Deferred revenue	(31,327)	(22,344)
Operating lease liabilities	(4,940)	(3,679)
Accrued expenses and other liabilities	48	4,189
Net cash used in operating activities	(108,054)	(121,852)
Cash flows from investing activities
Purchases of marketable securities	(157,941)	(212,455)
Maturities of marketable securities	246,431	194,324
Purchases of property and equipment	(5,816)	(9,679)
Net cash provided by (used in) investing activities	82,674	(27,810)
Cash flows from financing activities
Proceeds from issuances of pre-funded warrants, net of issuance costs	—	94,942
Proceeds from issuances of common stock in equity financing, net of issuance costs	—	19,400
Proceeds from exercise of stock options and pre-funded warrants	981	1,030
Proceeds from issuance under employee stock purchase plan	2,229	1,955
Net cash provided by financing activities	3,210	117,327
Net decrease in cash, cash equivalents and restricted cash	(22,170)	(32,335)
Cash, cash equivalents and restricted cash at beginning of period	65,375	80,792
Cash, cash equivalents and restricted cash at end of period	$43,205	$48,457
Supplemental disclosures of non-cash investing and financing activities:
Additions to property and equipment included in accounts payable and accrued expenses and other liabilities	$1,054	$1,726
Capitalized stock-based compensation related to internal-use software development	$72	$—
Vesting of early exercised stock options	$91	$114
Issuance costs related to pre-funded warrants included in accrued expenses and other liabilities	$—	$183
Deferred issuance costs recognized related to equity financing	$—	$72

	As of August 31,
	2023	2022
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$42,304	$47,556
Restricted cash	901	901
Total cash, cash equivalents and restricted cash	$43,205	$48,457
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NURIX THERAPEUTICS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Organization
Description of Business
Nurix Therapeutics, Inc. (the Company) was incorporated in the state of Delaware on August 27, 2009, and is headquartered in San Francisco, California. The Company is a clinical stage biopharmaceutical company focused on the discovery, development and commercialization of medicines based on the modulation of cellular protein levels as a novel treatment approach for cancer and other challenging diseases. Leveraging the Company’s expertise in E3 ligases together with its proprietary DNA-encoded libraries, the Company has built DELigase, an integrated discovery platform to identify and advance novel drug candidates targeting E3 ligases, a broad class of enzymes that can modulate proteins within the cell. The Company’s drug discovery approach is to either harness or inhibit the natural function of E3 ligases within the ubiquitin-proteasome system to selectively decrease or increase cellular protein levels. The Company’s wholly owned, clinical stage pipeline includes targeted protein degraders of Bruton’s tyrosine kinase, a B-cell signaling protein, and inhibitors of Casitas B-lineage lymphoma proto-oncogene B, an E3 ligase that regulates activation of multiple immune cell types including T cells and NK cells. The Company’s partnered drug discovery pipeline consists of multiple programs under collaboration agreements with Gilead Sciences, Inc. (Gilead), Sanofi S.A. (Sanofi) and Seagen Inc. (Seagen), within which the Company retains certain options for co-development, co-commercialization and profit sharing in the United States for multiple drug candidates.
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
The Company is not required to sell any shares at any time during the term of the Equity Distribution Agreement. The Company agreed to pay Piper Sandler a commission of 3% of the gross sales price of any shares sold pursuant to the Equity Distribution Agreement. In June 2022, the Company issued and sold 2,000,000 shares of common stock under the Equity Distribution Agreement at a price of $10.0001 per share of common stock for net proceeds of $19.3 million, after deducting offering commissions and expenses paid by the Company. As of August 31, 2023, the Company had $130.0 million of common stock remaining available for sale under the Equity Distribution Agreement.
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
Liquidity and Management Plans
As of August 31, 2023, the Company had cash, cash equivalents and short-term marketable securities of $258.9 million and an accumulated deficit of $503.2 million. The Company’s operations have historically been financed through the issuance of common stock, redeemable convertible preferred stock and pre-funded warrants and proceeds received under the Company’s collaboration and license agreements. Since inception, the Company has generally incurred significant losses and negative net cash flows from operations. The Company does not expect its existing cash, cash equivalents and marketable securities to be sufficient to fund the completion of its clinical trials through commercialization and will need substantial additional funding to support its continuing operations and pursue its long-term business plan. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales of its drug candidates currently in development.

Management believes that its cash, cash equivalents and short-term marketable securities are sufficient to continue operating activities for at least 12 months following the issuance date of these condensed consolidated financial statements. Future capital requirements will depend on many factors, including the timing and extent of spending on research and development and payments the Company may receive under its collaboration agreements with Gilead, Sanofi and Seagen or future collaboration agreements, if any. There can be no assurance that, in the event the Company requires additional financing, such financing will be available at terms acceptable to the Company if at all. If additional capital is not available, failure to generate sufficient cash flows from operations, raise additional capital and reduce discretionary spending could have a material adverse effect on the Company’s ability to achieve its intended business objectives.
2. Summary of Significant Accounting Policies
Basis of Presentation
The Company’s condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) and applicable rules and regulations of the SEC regarding interim financial reporting. The Company’s condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for the fair statement of the Company’s financial position as of and for the three and nine months ended August 31, 2023. The condensed consolidated balance sheet as of November 30, 2022, was derived from the audited annual financial statements as of that date. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted from these interim financial statements. These interim financial statements and related disclosures have been prepared with the presumption that users of the interim financial statements have read or have access to the audited annual financial statements for the preceding fiscal year. Accordingly, these financial statements should be read in conjunction with the audited annual financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended November 30, 2022, as filed with the SEC. These interim results are not necessarily indicative of results to be expected for the full fiscal year or any future interim period. Certain prior year amounts have been reclassified for consistency with the current year cash flow presentation. The reclassification did not impact total cash flow from operating, investing or financing activities.
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

Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentration of credit risk consist of cash, cash equivalents and marketable securities. The Company invests its cash equivalents in highly rated money market funds. The Company’s marketable securities consist of debt securities issued by highly rated corporate entities, foreign governments, the U.S. federal government or state and local governments. The Company’s exposure to any individual corporate entity is limited by policy, and its ongoing cash management strategy is to maintain diversity in its deposit accounts across financial institutions; however, the Company is exposed to credit risk on deposits in the event of default by the financial institutions to the extent account balances exceed the amount insured by the Federal Deposit Insurance Corporation (FDIC). The Company is closely monitoring ongoing events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions or other companies in the financial services industry or the financial services industry generally, including Silicon Valley Bank (SVB). As of March 27, 2023, in connection with the closure of SVB by the California Department of Financial Protection and Innovation and the FDIC, First-Citizens Bank & Trust Company assumed all of SVB’s deposits and loans. Prior to SVB’s closure, the Company maintained with SVB an operating account with a cash balance of less than 1% of the Company’s total cash, cash equivalents and marketable securities. In light of the foregoing, the Company does not believe that it has exposure to loss as a result of SVB’s receivership. During the periods presented, the Company has not experienced any realized losses on its deposits of cash, cash equivalents or marketable securities.
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
Moreover, the Company is subject to risks and uncertainties as a result of global business, political and macroeconomic events and conditions, including increasing financial market volatility and uncertainty, inflation, increasing interest rates, uncertainty with respect to the federal budget and debt ceiling, instability in the global banking system, cybersecurity events, the impact of war or military conflict, including regional conflicts around the world, and public health pandemics. The extent to which business, political and macroeconomic factors, including increasing financial market volatility and uncertainty, will impact the Company’s business will depend on future developments that are highly uncertain and cannot be predicted at this time.
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
Recently Adopted Accounting Pronouncements
There have been no recent accounting pronouncements, changes in accounting pronouncements or recently adopted accounting guidance during the nine months ended August 31, 2023 that are of significance or potential significance to the Company.
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
Upon signing the Gilead Agreement, Gilead paid the Company an upfront payment of $45.0 million plus $3.0 million in additional fees. In addition, from the signing of the Gilead Agreement to August 31, 2023, the Company has received payments of $41.0 million for research milestones and additional payments. Additionally, the Company achieved a research milestone in August 2023 and received a payment of $6.0 million in the fourth fiscal quarter of 2023. As of August 31, 2023, the Company is eligible to receive up to approximately $2.3 billion in total additional payments based on certain additional fees, payments and the successful completion of certain preclinical, clinical, development and sales milestones. The Company also is eligible to receive mid-single digit to low tens percentage tiered royalties on annual net sales from any commercial products directed to the optioned collaboration targets, subject to certain reductions and excluding sales in the United States of any products for which the Company exercises its option to co-develop and co-promote, for which the Company and Gilead share profits and losses evenly.

The Company re-evaluates the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur. The Company determined that the transaction price at the inception of the Gilead Agreement consisted of the upfront payment of $45.0 million and $3.0 million in additional fees. Upon the achievement of research milestones and additional fees related to target reservations, $47.0 million in variable consideration was added to the transaction price, and a cumulative effect was recorded as revenue in the period the transaction price increased. The transaction price is recognized as collaboration revenue using the cost-based input method over the estimated contract term of five years.
For the three and nine months ended August 31, 2023, the Company recognized collaboration revenue related to the Gilead Agreement of $11.6 million and $24.7 million, respectively, of which $6.6 million and $15.1 million, respectively, was included in deferred revenue as of November 30, 2022, and $4.7 million and $8.0 million, respectively, was related to activities satisfied in previous periods. The Company also recognized $20.0 million in license revenue received pursuant to the Gilead License Option Exercise during the nine months ended August 31, 2023. For the three and nine months ended August 31, 2022, the Company recognized collaboration revenue related to the Gilead Agreement of $7.2 million and $19.5 million, respectively, of which $5.6 million and $14.3 million, respectively, was included in deferred revenue as of November 30, 2021, and $0.6 million and $4.1 million, respectively, was related to activities satisfied in previous periods. As of August 31, 2023, deferred revenue related to the Gilead Agreement was $9.2 million, all of which was current and includes $6.0 million in contract assets representing the unbilled amount related to the research milestone achieved in August 2023. As of November 30, 2022, deferred revenue related to the Gilead Agreement was $27.4 million, of which $18.2 million was included as deferred revenue, current.
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
Upon signing the Sanofi Agreement, Sanofi paid the Company an upfront payment of $55.0 million. Subsequently, in January 2021, Sanofi paid the Company an additional $22.0 million to exercise its option to expand the number of targets beyond the initial targets included in the collaboration. In addition, from the signing of the Sanofi Agreement to August 31, 2023, the Company has received payments of $5.0 million for research milestones. Additionally, the Company achieved a research milestone in August 2023 and received a payment of $2.0 million in the fourth fiscal quarter of 2023. As of August 31, 2023, the Company is eligible to receive up to approximately $2.5 billion in total additional payments based on certain additional fees, payments and the successful completion of certain research development, regulatory and sales milestones, as well as mid-single digit to low teen percentage tiered royalties on annual net sales of any commercial products that may result from the collaboration, subject to certain reductions and excluding sales in the United States of any products for which the Company exercises its option to co-develop and co-promote, for which the parties share profits and losses evenly.
The Company re-evaluates the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur. At the inception of the Sanofi Agreement, the Company determined that the transaction price consisted of the upfront payment of $55.0 million for three initial drug targets and $22.0 million for two additional targets. Subsequently, upon the achievement of research milestones, $7.0 million in variable consideration was added to the transaction price and a cumulative effect was recorded as revenue in the period the transaction price increased. Revenue is recognized using the cost-based input method over the research term of 4.25 years, the revised research period that was agreed to in January 2021 in the First Sanofi Amendment for certain targets, and 5.25 years, the revised research period due to the target substitutions in July 2022, for certain other targets.

For the three and nine months ended August 31, 2023, the Company recognized collaboration revenue related to the Sanofi Agreement of $6.8 million and $17.1 million, respectively, of which $5.6 million and $15.4 million, respectively, was included in deferred revenue as of November 30, 2022, and $1.1 million and $1.1 million, respectively, was related to activities satisfied in previous periods. For the three and nine months ended August 31, 2022, the Company recognized collaboration revenue related to the Sanofi Agreement of $3.6 million and $12.4 million, respectively, of which $3.6 million and $11.8 million, respectively, was included in deferred revenue as of November 30, 2021 and zero and $0.4 million, respectively, was related to activities satisfied in previous periods. As of August 31, 2023, deferred revenue related to the Sanofi Agreement was $33.1 million, of which $22.8 million was included as deferred revenue, current. Additionally, as of August 31, 2023, $2.0 million was recorded in accounts receivable representing the billed amount related to the research milestone achieved in August 2023. As of November 30, 2022, deferred revenue related to the Sanofi Agreement was $46.2 million, of which $19.4 million was included as deferred revenue, current, and includes $1.0 million in contract assets representing the unbilled amount related to the research milestone recognized in November 2022.
Seagen
In September 2023, the Company entered into a strategic collaboration with Seagen (the Seagen Agreement) to develop a suite of targeted protein degraders against multiple targets nominated by Seagen that are suitable for antibody conjugation. Seagen will be responsible for conjugating these degraders to antibodies to make Degrader-Antibody Conjugates (DACs), a new class of medicines for use in cancer treatment, and advancing these DAC drug candidates through preclinical and clinical development and commercialization. Subject to earlier expiration in certain circumstances, the Seagen Agreement expires on a licensed product-by-licensed product and country-by-country basis upon on the later of (i) the expiration of the last-to-expire patent with a valid claim covering the applicable licensed product in the applicable country, (ii) the expiration of any regulatory exclusivity for the applicable licensed product in the applicable country or (iii) ten years after the first commercial sale of the applicable licensed product in the applicable country covered by the Seagen Agreement. If Seagen does not exercise an option to license a product, then the Seagen Agreement will terminate at the end of the last-to-expire option period.
Under the terms of the Seagen Agreement, the Company received an upfront payment of $60.0 million. In addition, the Company is eligible to receive up to approximately $3.4 billion in contingent payments based on specified research, development, regulatory and commercial milestones across multiple programs, and is eligible for mid-single to low double digit tiered royalties on future sales. The Company retains an option for U.S. profit sharing and co-promotion on two products arising from the collaboration.
4. Condensed Consolidated Balance Sheet Components
Property and Equipment, Net
Property and equipment, net, consisted of the following (in thousands):

	August 31, 2023	November 30, 2022
Laboratory equipment	$30,752	$26,385
Leasehold improvements	3,413	3,825
Computer equipment	897	786
Furniture and fixtures	601	452
Software	5,342	4,688
Software in progress	622	697
Total property and equipment, gross	41,627	36,833
Less: Accumulated depreciation and amortization	(25,046)	(19,670)
Total property and equipment, net	$16,581	$17,163

Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	August 31, 2023	November 30, 2022
Accrued compensation	$11,534	$13,164
Accrued contract research and lab supplies	7,955	6,426
Accrued professional services	1,550	1,250
Accrued taxes	34	85
Other	834	1,503
Total accrued expenses and other current liabilities	$21,907	$22,428
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
The following tables present the Company’s investments, which consist of cash equivalents and available-for-sale marketable securities, that are measured at fair value on a recurring basis as of August 31, 2023 and November 30, 2022 (in thousands):

August 31, 2023	Level	Amortized cost	Unrealized gain	Unrealized loss	Estimated fair value
Money market funds	Level 1	$37,928	$—	$—	$37,928
U.S. treasury securities	Level 1	128,203	2	(101)	128,104
Corporate debt securities	Level 2	14,772	—	(124)	14,648
U.S. government agency securities	Level 2	74,688	—	(892)	73,796
Corporate commercial paper	Level 2	—	—	—	—
Long-term marketable securities:
U.S. government agency securities	Level 2	9,995	—	(113)	9,882
Total		$265,586	$2	$(1,230)	$264,358
Included in cash and cash equivalents		$37,928	$—	$—	$37,928
Included in marketable securities, current		$217,663	$2	$(1,117)	$216,548
Included in marketable securities, non-current		$9,995	$—	$(113)	$9,882

November 30, 2022	Level	Amortized cost	Unrealized gain	Unrealized loss	Estimated fair value
Money market funds	Level 1	$59,452	$—	$—	$59,452
U.S. treasury securities	Level 1	75,322	—	(1,120)	74,202
Corporate debt securities	Level 2	81,026	—	(1,279)	79,747
U.S. government agency securities	Level 2	8,998	—	(135)	8,863
Corporate commercial paper	Level 2	74,896	—	—	74,896
Foreign government securities	Level 2	7,051	—	(92)	6,959
Long-term marketable securities:
U.S. treasury securities	Level 1	5,779	—	(98)	5,681
Corporate debt securities	Level 2	3,492	—	(217)	3,275
U.S. government agency securities	Level 2	56,301	1	(1,379)	54,923
Total		$372,317	$1	$(4,320)	$367,998
Included in cash and cash equivalents		$59,452	$—	$—	$59,452
Included in marketable securities, current		$247,293	$—	$(2,626)	$244,667
Included in marketable securities, non-current		$65,572	$1	$(1,694)	$63,879
The accrued interest receivable related to the Company’s marketable securities was $0.8 million and $1.1 million as of August 31, 2023 and November 30, 2022, respectively, and was included in prepaid expenses and other current assets on the condensed consolidated balance sheet. Long-term marketable securities held by the Company generally mature within two years from the balance sheet date.
The Company classifies its money market funds and U.S. treasury securities, which are valued based on quoted market prices in active markets with no valuation adjustment, as Level 1 assets within the fair value hierarchy.
The Company classifies its marketable securities in corporate debt securities, U.S. government agency securities, corporate commercial paper and foreign government securities as Level 2 assets within the fair value hierarchy. The fair values of these marketable securities are estimated by taking into consideration valuations obtained from third-party pricing services. The pricing services utilize industry standard valuation models, including both income- and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of and broker/dealer quotes on the same or similar securities, issuer credit spreads, benchmark securities, prepayment/default projections based on historical data and other observable inputs. There were no transfers of financial instruments between valuation levels during the three and nine months ended August 31, 2023 and 2022.
As of August 31, 2023 and November 30, 2022, the unrealized losses for available-for-sale securities were non-credit related, and the Company does not intend to sell the securities that were in an unrealized loss position, nor will it be required to sell those securities before recovery of their amortized cost basis, which may be maturity. As of August 31, 2023 and November 30, 2022, no allowance for credit losses for the Company’s marketable securities was recorded. During the three and nine months ended August 31, 2023 and 2022, the Company did not recognize any impairment losses related to marketable securities.
6. Commitments and Contingencies
Legal Proceedings
From time to time, the Company may be involved in legal proceedings in the ordinary course of business. The Company accrues a liability for such matters when it is probable that future expenditures will be made and that such expenditures can be reasonably estimated. Significant judgment is required to determine both probability and the estimated amount. Legal fees and other costs associated with such actions are expensed as incurred. As of August 31, 2023, the Company was not a party to any material legal proceedings.

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
In July 2021, and as subsequently amended in June 2023, the Company entered into a lease agreement for the lease of approximately 19,320 square feet of office space in San Francisco, California, for a research and development laboratory and related uses. The lease will expire on June 30, 2024, unless terminated earlier.
In March 2022, the Company entered into a lease agreement for the lease of approximately 46,434 square feet of office space in The Woodlands, Texas, for a research and development laboratory and related uses. In August 2023, the lease agreement was amended to increase the square footage of the leased premise to 50,094 square feet. The Company obtained access to the premise on August 1, 2022 to commence construction of landlord-owned improvements. The lease commenced in September 2023 when the underlying assets became available for use and the Company obtained control and will expire on March 1, 2035, unless terminated earlier. The Company has an option to renew for two additional terms of five years each, and it is not reasonably certain that the Company will exercise this option. Pursuant to the terms of the lease agreement, the minimum rent payable by the Company under the lease will be approximately $154,000 per month for the period between March 1, 2023 and February 29, 2024, and approximately $211,000 per month thereafter; provided that the minimum rent payable by the Company will increase by 3% per year over the term of the lease. The Company will also be responsible for the payment of its proportionate share of the operating expenses as defined in the lease agreement.
Operating lease expenses, excluding additional rent charges for utilities, maintenance and real estate taxes, were $1.5 million for each of the three months ended August 31, 2023 and 2022, and $4.5 million and $4.4 million for the nine months ended August 31, 2023 and 2022, respectively. Short-term lease expense was not material for all periods presented.
Other information related to leases were as follows (in thousands):

	Nine Months Ended August 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Cash flows from operating leases	$4,182	$5,198
Supplemental disclosures of non-cash investing and financing activities:
Right-of-use assets recognized in exchange for lease obligations	$—	$5,060
7. Common Stock
The Company’s Restated Certificate of Incorporation authorizes the Company to issue up to 500,000,000 shares of common stock, $0.001 par value per share, as of August 31, 2023 and November 30, 2022. Holders of common stock are entitled to dividends when and if declared by the Company’s board of directors, subject to the prior rights of the holders of shares of preferred stock. The holder of each share of common stock is entitled to one vote. As of August 31, 2023, no dividends have been declared.

In July 2022, the Company issued pre-funded warrants to purchase an aggregate of 6,814,920 shares of the Company’s common stock in RDOs at a price of $13.939 per pre-funded warrant. The pre-funded warrants were immediately exercisable, have an exercise price of $0.001 and may be exercised at any time after the date of issuance. A holder of pre-funded warrants may not exercise the warrant if the holder, together with its affiliates, would beneficially own more than 9.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to such exercise. A holder of the pre-funded warrants may increase or decrease this percentage not in excess of 19.99% by providing at least 61 days’ prior notice to the Company. As of August 31, 2023, there were pre-funded warrants to purchase an aggregate of 6,097,560 shares of the Company's common stock that remained available for exercise.
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
Common stock reserved for future issuance, on an as-if converted basis, as of August 31, 2023 and November 30, 2022, consists of the following:

	August 31, 2023	November 30, 2022
Options to purchase common stock issued and outstanding	8,487,135	8,256,957
Restricted stock units issued and outstanding	1,434,888	784,824
Shares available for future equity grants	1,493,795	834,291
Shares available for issuance under employee stock purchase plan	1,530,281	1,325,523
Pre-funded warrants issued and outstanding	6,097,560	6,814,920
Total common stock reserved for future issuance	19,043,659	18,016,515
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
Option activity under the Stock Plans is set forth below:

	Number of options outstanding	Weighted- average exercise price
Balances as of November 30, 2022	8,256,957	$19.47
Options granted	1,857,700	10.55
Options exercised	(115,584)	8.47
Options forfeited	(1,511,938)	21.75
Balances as of August 31, 2023	8,487,135	$17.26
RSU activity under the Stock Plans is set forth below:

	Number of RSUs	Weighted-average grant date fair value
Balances as of November 30, 2022	784,824	$18.97
RSUs granted	1,053,915	10.74
RSUs vested	(231,561)	16.10
RSUs forfeited	(172,290)	14.35
Balances as of August 31, 2023	1,434,888	$13.94

Employee Stock Purchase Plan
Under the Company’s 2020 Employee Stock Purchase Plan (the ESPP), eligible employees are entitled to purchase shares of common stock with accumulated payroll deductions. During the nine months ended August 31, 2023, the Company issued 266,964 shares of common stock pursuant to the ESPP at a weighted-average price of $8.35 per share.
Stock-Based Compensation
Stock-based compensation expense related to the Stock Plans and the ESPP that is included in the Company’s condensed consolidated statements of operations is as follows (in thousands):

	Three Months Ended, August 31,		Nine Months Ended August 31,
	2023	2022	2023	2022
Research and development	$4,552	$4,229	$14,565	$11,766
General and administrative	3,893	2,759	11,084	8,068
Total stock-based compensation	$8,445	$6,988	$25,649	$19,834
As of August 31, 2023, the total compensation cost related to stock-based awards not yet recognized was $62.8 million, which is expected to be amortized on a straight-line basis over the weighted-average remaining vesting period of approximately 2.2 years.
9. Defined Contribution Plan
The Company sponsors a defined-contribution savings plan under Section 401(k) of the Internal Revenue Code of 1986, as amended (the 401(k) Plan), which provides for the Company to make discretionary matching or discretionary annual contributions to the 401(k) Plan, for its employees. Substantially all of the Company’s employees are eligible to participate in the 401(k) Plan. Employees may contribute a percentage of their annual compensation to the plan, subject to statutory limitations. The Company has made contributions to the 401(k) Plan and recorded contribution expense of $0.2 million and $0.1 million during the three months ended August 31, 2023 and 2022, respectively, and $1.0 million and $0.8 million during the nine months ended August 31, 2023 and 2022, respectively.
10. Income Taxes
For the three and nine months ended August 31, 2023 and 2022, the Company did not record any current income tax expense or provision. Deferred income taxes reflect the net tax effects of loss and credit carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Realization of the deferred tax assets is dependent upon future taxable income, the amount, if any, and timing of which are uncertain. The Company has generated losses since inception and has established a valuation allowance to offset deferred tax assets as of August 31, 2023 and 2022 due to the uncertainty of realizing future tax benefits from its net operating loss carryforwards and other deferred tax assets.
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

11. Net Loss Per Share
The following table sets forth the computation of the Company’s basic and diluted net loss per share attributable to common stockholders, which excludes shares which are legally outstanding but subject to repurchase by the Company (in thousands, except share and per share data):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2023	2022	2023	2022
Numerator:
Net loss	$(36,982)	$(45,709)	$(101,992)	$(133,643)
Denominator:
Weighted-average number of shares outstanding, basic and diluted(1)	54,390,859	50,868,542	54,227,491	46,835,776
Net loss per share, basic and diluted	$(0.68)	$(0.90)	$(1.88)	$(2.85)

(1)
The shares underlying the pre-funded warrants to purchase shares of the Company’s common stock have been included in the calculation of the weighted-average number of shares outstanding, basic and diluted, for the three and nine months ended August 31, 2023 and 2022.

The following potentially dilutive securities were excluded from the computation of the diluted net loss per share of common stock for the periods presented because their effect would have been anti-dilutive:

	August 31,
	2023	2022
Options to purchase common stock issued and outstanding	8,487,135	8,115,201
Options early exercised subject to vesting	7,643	27,424
Restricted stock units issued and outstanding	1,434,888	753,518
Shares expected to be purchased under employee stock purchase plan	203,314	123,194
Total	10,132,980	9,019,337
12. Related Party Transactions
The Company’s Chief Financial Officer is a trustee for the multiple employer welfare association that facilitates the acquisition and administration of the Company’s healthcare plans. Expenses related to the healthcare plan premiums were $1.1 million and $1.0 million for the three months ended August 31, 2023 and 2022, respectively, and $3.3 million and $2.9 million for the nine months ended August 31, 2023 and 2022, respectively. As of August 31, 2023 and November 30, 2022, the amount recorded in accounts payable and accrued expenses and other current liabilities in connection with this healthcare plan provider was not material.
13. Subsequent Events
Refer to Note 3 for more information on the Seagen Agreement.
Refer to Note 6 for more information on the commencement of the lease in The Woodlands, Texas.

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
Overview
We are a clinical stage biopharmaceutical company focused on the discovery, development and commercialization of medicines based on the modulation of cellular protein levels as a novel treatment approach for cancer and other challenging diseases. Leveraging our extensive expertise in E3 ligases together with our proprietary DNA-encoded libraries, we have built DELigase, an integrated discovery platform to identify and advance novel drug candidates targeting E3 ligases, a broad class of enzymes that can modulate proteins within the cell. Our drug discovery approach is to either harness or inhibit the natural function of E3 ligases within the ubiquitin-proteasome system to selectively decrease or increase cellular protein levels. Our wholly owned, clinical stage pipeline includes targeted protein degraders of Bruton’s tyrosine kinase (BTK), a B-cell signaling protein, and inhibitors of Casitas B-lineage lymphoma proto-oncogene B (CBL-B), an E3 ligase that regulates activation of multiple immune cell types including T cells and NK cells. Our partnered drug discovery pipeline consists of multiple programs under collaboration agreements with Gilead Sciences, Inc. (Gilead), Sanofi S.A. (Sanofi) and Seagen Inc. (Seagen), within which we retain certain options for co-development, co-commercialization and profit sharing in the United States for multiple drug candidates.
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
NX-1607: We are currently enrolling patients in the United Kingdom and the United States in the Phase 1a portion of a Phase 1a/1b dose-escalation and cohort expansion study of NX-1607 in patients in a range of oncology indications. This study also includes a cohort within the Phase 1a dose escalation study testing NX-1607 in combination with paclitaxel, a taxane chemotherapy commonly used across a range of relapsed and refractory solid tumor indications. NX-1607 was awarded an Innovative Passport from the UK Medicines and Healthcare products Regulatory Agency to accelerate time to market and facilitate patient access to novel drugs to treat serious and life-threatening diseases.
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

Preclinical Programs
Beyond our clinical candidates, we are advancing additional wholly owned and partnered preclinical programs within our core therapeutic focus in cancer and selectively in non-oncology therapeutic areas. Our pipeline includes highly validated and classically undruggable targets across our proprietary efforts, academic collaborations and our established strategic collaborations with Gilead, Sanofi and Seagen.
In March 2023, we announced with Gilead that Gilead had exercised its option to exclusively license our investigational targeted protein degrader molecule NX-0479. This bivalent degrader, designated GS-6791, is the first development candidate resulting from the Gilead Agreement. Pursuant to the Gilead Agreement, we received a license option exercise payment of $20.0 million and potentially could receive up to an additional $425.0 million in clinical, regulatory, and commercial milestone payments, as well as mid-single digit to low tens percentage tiered royalties on annual net sales.
Financial Overview
Since the commencement of our operations, we have devoted substantially all of our resources to conducting research and development activities, establishing and maintaining our intellectual property portfolio, establishing our corporate infrastructure, raising capital and providing general and administrative support for these operations. We have funded our operations to date primarily from proceeds received under collaboration and license agreements with Celgene Corporation, Gilead, Sanofi and Seagen and the issuance and sale of common stock, redeemable convertible preferred stock and pre-funded warrants. We do not expect to generate product revenue unless and until we successfully develop and obtain approval for the commercialization of a drug candidate, and we cannot assure you that we will ever generate significant revenue or profits.
Since inception, we have generally incurred significant losses and negative cash flows from operations. During the nine months ended August 31, 2023 and 2022, we incurred net losses of $102.0 million and $133.6 million, respectively. As of August 31, 2023, we had an accumulated deficit of $503.2 million. These losses have resulted primarily from costs incurred in connection with research and development activities and general and administrative costs associated with our operations.
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
As of August 31, 2023, we had $268.7 million in cash, cash equivalents and marketable securities. We expect that our existing cash, cash equivalents and marketable securities are sufficient to fund our operations for at least the next 12 months. See the section titled “—Liquidity and Capital Resources” for more information. To finance our operations beyond that point, we will need to raise substantial additional capital to complete the development and commercialization of our drug candidates. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing and distribution arrangements. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans.

We are exposed to credit risk on deposits in the event of default by the financial institutions to the extent account balances exceed the amount insured by the Federal Deposit Insurance Corporation (FDIC). We are closely monitoring ongoing events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions or other companies in the financial services industry or the financial services industry generally, including Silicon Valley Bank (SVB). As of March 27, 2023, in connection with the closure of SVB by the California Department of Financial Protection and Innovation and the FDIC, First-Citizens Bank & Trust Company assumed all of SVB’s deposits and loans. Prior to SVB’s closure, the Company maintained with SVB an operating account with a cash balance of less than 1% of the Company’s total cash, cash equivalents and marketable securities. In light of the foregoing, we do not believe we have exposure to loss as a result of SVB’s receivership.
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
Upon signing the Gilead Agreement, Gilead paid us an upfront payment of $45.0 million, plus $3.0 million in additional fees. In addition, from the signing of the Gilead Agreement to August 31, 2023, we received payments of $41.0 million for research milestones and additional payments. Additionally, the Company achieved a research milestone in August 2023 and received a payment of $6.0 million in the fourth fiscal quarter of 2023. As of August 31, 2023, we are eligible to receive up to approximately $2.3 billion in total additional payments based on certain additional fees, payments and the successful completion of certain preclinical, clinical, development and sales milestones. In addition, we are eligible to receive mid-single digit to low tens percentage tiered royalties on annual net sales from any commercial products directed to the optioned collaboration targets, subject to certain reductions and excluding sales in the United States of any products for which we exercise our option to co-develop and co-promote, for which we share profits and losses evenly.
We recognized collaboration revenue from the Gilead Agreement of $11.6 million and $24.7 million during the three and nine months ended August 31, 2023, and $7.2 million and $19.5 million during the three and nine months ended August 31, 2022, respectively. We also recognized $20.0 million in license revenue received pursuant to the Gilead License Option Exercise during the nine months ended August 31, 2023. As of August 31, 2023 and November 30, 2022, there was $9.2 million and $27.4 million, respectively, of deferred revenue related to payments received by us under the Gilead Agreement.
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
Upon signing the Sanofi Agreement, Sanofi paid us an upfront payment of $55.0 million. Subsequently, in January 2021, Sanofi paid us an additional $22.0 million to exercise its option to expand the number of targets beyond the initial targets included in the collaboration. In addition, from the signing of the Sanofi Agreement to August 31, 2023, we received payments of $5.0 million for research milestones. Additionally, the Company achieved a research milestone in August 2023 and received a payment of $2.0 million in the fourth fiscal quarter of 2023. As of August 31, 2023, we are eligible to receive up to approximately $2.5 billion in total payments based on certain additional fees, payments and the successful completion of certain research development, regulatory and sales milestones, as well as mid-single digit to low teen percentage tiered royalties on annual net sales of any commercial products that may result from the collaboration, subject to certain reductions and excluding sales in the United States of any products for which we exercise our option to co-develop and co-promote, for which we share profits and losses evenly.
We recognized collaboration revenue from the Sanofi Agreement of $6.8 million and $17.1 million during the three and nine months ended August 31, 2023, and $3.6 million and $12.4 million during the three and nine months ended August 31, 2022, respectively. As of August 31, 2023 and November 30, 2022, there was $33.1 million and $46.2 million, respectively, of deferred revenue related to payments received by us under the Sanofi Agreement.
Seagen
In September 2023, we entered into a strategic collaboration with Seagen (the Seagen Agreement) to develop a suite of targeted protein degraders against multiple targets nominated by Seagen that are suitable for antibody conjugation. Seagen will be responsible for conjugating these degraders to antibodies to make Degrader-Antibody Conjugates (DACs), a new class of medicines for use in cancer treatment, and advancing these DAC drug candidates through preclinical and clinical development and commercialization. Subject to earlier expiration in certain circumstances, the Seagen Agreement expires on a licensed product-by-licensed product and country-by-country basis upon on the later of (i) the expiration of the last-to-expire patent with a valid claim covering the applicable licensed product in the applicable country, (ii) the expiration of any regulatory exclusivity for the applicable licensed product in the applicable country or (iii) ten years after the first commercial sale of the applicable licensed product in the applicable country covered by the Seagen Agreement. If Seagen does not exercise an option to license a product, then the Seagen Agreement will terminate at the end of the last-to-expire option period.
Under the terms of the Seagen Agreement, we received an upfront payment of $60.0 million. In addition, we are eligible to receive up to approximately $3.4 billion in contingent payments based on specified research, development, regulatory and commercial milestones across multiple programs, and are eligible for mid-single to low double digit tiered royalties on future sales. We retain an option for U.S. profit sharing and co-promotion on two products arising from the collaboration.
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
Our critical accounting policies and more significant areas involving management’s judgments and estimates used in preparation of our financial statements are discussed in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended November 30, 2022. Other than the updated policy on revenue recognition disclosed in Note 2, “Summary of Significant Accounting Policies—Revenue Recognition,” to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, there have been no significant changes to these policies for the three and nine months ended August 31, 2023.
Recent Accounting Pronouncements
See Note 2, “Summary of Significant Accounting Policies—Recently Adopted Accounting Pronouncements” to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information.
Results of Operations
Comparison of the three and nine months ended August 31, 2023 and 2022
Our results of operations for the three and nine months ended August 31, 2023 and 2022 are summarized as follows (in thousands):

	Three Months Ended August 31,		Change	Nine Months Ended August 31,		Change
	2023	2022		2023	2022
Revenue:
Collaboration revenue	$18,467	$10,791	$7,676	$41,828	$31,844	$9,984
License revenue	—	—	—	20,000	—	20,000
Total revenue	18,467	10,791	7,676	61,828	31,844	29,984
Operating expenses:
Research and development	47,856	47,761	95	139,435	138,391	1,044
General and administrative	10,623	9,748	875	32,122	28,630	3,492
Total operating expenses	58,479	57,509	970	171,557	167,021	4,536
Loss from operations	(40,012)	(46,718)	6,706	(109,729)	(135,177)	25,448
Interest and other income, net	3,030	1,009	2,021	7,737	1,534	6,203
Net loss	$(36,982)	$(45,709)	$8,727	$(101,992)	$(133,643)	$31,651

Collaboration Revenue
Our collaboration revenue for the three and nine months ended August 31, 2023 and 2022 is summarized as follows (in thousands):

	Three Months Ended August 31,		Change	Nine Months Ended August 31,		Change
	2023	2022		2023	2022
Gilead	$11,637	$7,182	$4,455	$24,703	$19,489	$5,214
Sanofi	6,830	3,609	3,221	17,125	12,355	4,770
Total collaboration revenue	$18,467	$10,791	$7,676	$41,828	$31,844	$9,984
Our collaboration revenue increased by $7.7 million during the three months ended August 31, 2023 compared to the three months ended August 31, 2022 primarily due to increased effort resulting in a higher percentage of completion of performance obligations under our collaborations with Gilead and Sanofi in the current period. The increase was also due to higher achievement of research milestones that resulted in higher revenue recognized in each period and impacted the cumulative catch up in revenue for activities satisfied in previous periods.
Our collaboration revenue increased by $10.0 million during the nine months ended August 31, 2023 compared to the nine months ended August 31, 2022, primarily due to increased effort resulting in a higher percentage of completion of performance obligations under our collaborations with Gilead and Sanofi in the current period. The increase was also due to higher achievement of research milestones that resulted in higher revenue recognized in each period and impacted the cumulative catch up in revenue for activities satisfied in previous periods.
License Revenue
Our license revenue was $20.0 million for the nine months ended August 31, 2023 and is related to the Gilead License Option Exercise. There was no license revenue for the three months ended August 31, 2023, or for the three and nine months ended August 31, 2022.
Research and Development Expenses
Our research and development expenses for the three and nine months ended August 31, 2023 and 2022 are summarized as follows (in thousands):

	Three Months Ended August 31,		Change	Nine Months Ended August 31,		Change
	2023	2022		2023	2022
Compensation and related personnel costs	$17,707	$17,290	$417	$55,508	$48,984	$6,524
Stock-based compensation	4,552	4,229	323	14,565	11,766	2,799
Supplies and contract research	10,895	12,680	(1,785)	30,754	36,413	(5,659)
Preclinical activities	686	1,513	(827)	1,166	5,350	(4,184)
Contract manufacturing	2,127	3,014	(887)	5,387	10,738	(5,351)
Clinical costs	4,870	3,473	1,397	12,510	9,978	2,532
Facility and other costs	7,019	5,562	1,457	19,545	15,162	4,383
Total research and development expenses	$47,856	$47,761	$95	$139,435	$138,391	$1,044
Our research and development expenses increased by $0.1 million during the three months ended August 31, 2023 compared to the three months ended August 31, 2022. There was an increase in clinical costs as we continued our clinical trial programs and ongoing patient enrollment, offset by a decrease in research related costs as we concluded certain studies and research activities and a decrease in contract manufacturing as we stabilized the supply needed for our clinical trials. There was also an increase in facility and other costs primarily driven by additional investments in information technology and expenses related to our leases of office and laboratory space.

Our research and development expenses increased by $1.0 million during the nine months ended August 31, 2023 compared to the nine months ended August 31, 2022. There was an increase in compensation and related personnel costs and in non-cash stock-based compensation expense that were primarily attributable to higher headcount and issuance of restricted stock units (RSUs) and incentive stock options. There was also an increase in clinical costs as we continued our clinical trial programs and ongoing patient enrollment, offset by a decrease in research related costs as we concluded certain studies and sponsored research agreements and a decrease in contract manufacturing as we stabilized the supply needed for our clinical trials. There was also an increase in facility and other costs primarily driven by additional investments in information technology, depreciation from equipment placed into service during the prior fiscal year, and expenses related to our leases of office and laboratory space.
General and Administrative Expenses
Our general and administrative expenses increased by $0.9 million during the three months ended August 31, 2023 compared to the three months ended August 31, 2022. There was an increase in non-cash stock-based compensation expense primarily driven by the increased issuance of RSUs and incentive stock options and an increase in professional service costs related to the Seagen Agreement, offset by a decrease in outside consulting costs.
Our general and administrative expenses increased by $3.5 million during the nine months ended August 31, 2023 compared to the nine months ended August 31, 2022. There was an increase in non-cash stock-based compensation expense primarily driven by the increased issuance of RSUs and incentive stock options and an increase in professional service costs related to the Seagen Agreement, offset by a decrease in outside consulting costs.
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
In August 2021, we entered into an Equity Distribution Agreement with Piper Sandler & Co. (Piper Sandler) pursuant to which, from time to time, we may offer and sell through Piper Sandler up to $150.0 million of the common stock registered under our shelf registration statement on Form S-3 pursuant to one or more “at the market” offerings. We are not required to sell any shares at any time during the term of the Equity Distribution Agreement. We agreed to pay Piper Sandler a commission of 3% of the gross sales price of any shares sold pursuant to the Equity Distribution Agreement. In June 2022, we issued and sold 2,000,000 shares of common stock under the Equity Distribution Agreement at a price of $10.0001 per share of common stock for net proceeds of approximately $19.3 million after deducting offering commissions and expenses paid by us (the June 2022 ATM Offering). As of August 31, 2023, we had $130.0 million of common stock remaining available for sale under the Equity Distribution Agreement.
In July 2022, we entered into separate securities purchase agreements with certain purchasers to issue and sell pre‑funded warrants to purchase an aggregate of 6,814,920 shares of our common stock in registered direct offerings (RDOs) at a price of $13.939 per pre-funded warrant. Net proceeds from the RDOs were approximately $94.8 million, after deducting offering expenses of $0.2 million. The pre-funded warrants were immediately exercisable, have an exercise price of $0.001 and may be exercised at any time after the date of issuance. A holder of the pre-funded warrants may not exercise the warrant if the holder, together with its affiliates, would beneficially own more than 9.99% of the number of shares of our common stock outstanding immediately after giving effect to such exercise. A holder of the pre-funded warrants may increase or decrease this percentage not in excess of 19.99% by providing us at least 61 days’ prior notice. As of August 31, 2023, a total of 6,097,560 pre-funded warrants remained available for exercise.
Funding Requirements
As of August 31, 2023, our operations have primarily been funded through the net proceeds from equity offerings of $650.5 million and proceeds from collaboration agreements of $341.0 million. We do not have any products approved for sale, and we have not generated any revenue from product sales. As of August 31, 2023, we had $268.7 million in cash, cash equivalents and marketable securities.

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
•the success of our collaborations with Gilead, Sanofi, Seagen and any other collaborations we may establish;
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
Our contractual obligations mostly consist of our operating lease obligations for facilities in San Francisco, California and The Woodlands, Texas. Our total operating lease commitments as of August 31, 2023, were approximately $41.6 million, of which $7.6 million is expected to be paid within the next 12 months. In addition, we enter into agreements in the normal course of business with contract research organizations for clinical trials and with vendors for preclinical studies and other services and products for operating purposes, which are generally cancelable upon written notice.
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

Cash flows
Our cash flows for the nine months ended August 31, 2023 and 2022 are summarized as follows (in thousands):

	Nine Months Ended August 31,
	2023	2022
Cash used in operating activities	$(108,054)	$(121,852)
Cash provided by (used in) investing activities	82,674	(27,810)
Cash provided by financing activities	3,210	117,327
Net decrease in cash, cash equivalents and restricted cash	$(22,170)	$(32,335)
Operating activities
Net cash used in operating activities was $108.1 million for the nine months ended August 31, 2023 and consisted of a net loss of $102.0 million and an increase in net assets of $38.7 million, offset by non-cash adjustments of $32.6 million. The increase in net assets consisted of a decrease in deferred revenue of $31.3 million, which included an increase in contract assets of $6.0 million related to the achievement of a milestone under the Gilead Agreement, as we increased effort in our programs and recognized revenue, a decrease in operating lease liabilities of $4.9 million due to lease payments made during the period, a decrease in accounts payable of $3.0 million from payments to vendors and an increase in accounts receivable of $2.0 million related to the achievement of a milestone under the Sanofi Agreement, offset by decrease in prepaid and other assets of $2.6 million primarily due to the recognition of expenses for prepaid services. Non-cash adjustments primarily consisted of stock-based compensation expenses of $25.6 million, depreciation and amortization expenses of $5.6 million, amortization of operating lease right-of-use assets of $4.3 million and net accretion of discount on marketable securities of $3.5 million.
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
Investing activities
Net cash provided by investing activities was $82.7 million for the nine months ended August 31, 2023 and consisted of the maturity of marketable securities of $246.4 million, offset by the purchase of marketable securities of $157.9 million and the purchase of property and equipment of $5.8 million.
Net cash used in investing activities was $27.8 million for the nine months ended August 31, 2022 and consisted of the purchase of marketable securities of $212.5 million and the purchase of property and equipment of $9.7 million, offset by the maturity of marketable securities of $194.3 million.
Financing activities
Net cash provided by financing activities was $3.2 million for the nine months ended August 31, 2023 and consisted primarily of proceeds from the issuance of common stock under our Employee Stock Purchase Plan (ESPP).
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our President and Chief Executive Officer and our Chief Financial Officer, our principal executive officer and principal accounting and financial officer, respectively, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of August 31, 2023.
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our President and Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of August 31, 2023.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended August 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Our net loss was $180.4 million for the fiscal year ended November 30, 2022, and $102.0 million for the nine months ended August 31, 2023. As of August 31, 2023, we had an accumulated deficit of $503.2 million. To date, we have not generated any revenue from product sales and have financed our operations primarily through our collaborations and sales of our equity interests. We are in the early stages of development of our drug candidates. Our lead drug candidates, NX-2127, NX-1607 and NX-5948, are in the early stages of clinical development. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We anticipate that our operating expenses and capital expenditure requirements will increase substantially if and as we:
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
We had cash, cash equivalents and marketable securities of $268.7 million as of August 31, 2023. We believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our operating expenses and capital expenditure requirements through at least the next 12 months. However, our future capital requirements and the period for which we expect our existing resources to support our operations may vary significantly from what we expect, and we may need to seek additional funds sooner than planned. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans. Our future capital requirements will depend on many factors, including:
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
•the success of our collaborations with Gilead, Sanofi, Seagen and any other collaborations we may establish;
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
Until such time, if ever, as we can generate substantial revenue from product sales, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements. Although we may receive potential future milestone payments under our collaborations with Gilead, Sanofi and Seagen, we do not currently have any committed external source of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making acquisitions or capital expenditures or declaring dividends.
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
We are aware of several biotechnology companies focused on developing small molecules that degrade target proteins or inhibit E3 ligases, including, but not limited to, Accutar Biotechnology Inc., Arvinas, Inc., BeiGene, Ltd., BioTheryX, Inc., C4 Therapeutics, Inc., Cullgen Inc., Foghorn Therapeutics Inc., HotSpot Therapeutics, Inc., Kymera Therapeutics, Inc. and Monte Rosa Therapeutics, all of which currently are in preclinical or clinical development. In addition, several large pharmaceutical companies have disclosed investments in this field, including AbbVie Inc., Amgen Inc., AstraZeneca plc, Bayer AG, Bristol-Myers Squibb Company, Genentech, Inc., GlaxoSmithKline plc and Novartis International AG. Furthermore, we are aware of at least three other BTK degrader programs in clinical development, including programs from AbbVie Inc., BeiGene, Ltd. and Haisco Pharmaceutical Group Co., Ltd.
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
From time to time, we estimate the timing of the anticipated accomplishment of various scientific, clinical, regulatory and other product development goals, which we sometimes refer to as milestones. These milestones may include the commencement or completion of scientific studies and clinical trials and the submission of regulatory filings and may be associated with payments from third-party collaborators such as Gilead, Sanofi or Seagen. From time to time, we may publicly announce the expected timing of some of these milestones. All of these milestones are and will be based on numerous assumptions. The actual timing of these milestones can vary dramatically compared to our estimates, in some cases for reasons beyond our control. If we do not meet these milestones as publicly announced, or at all, our revenue may be lower than expected, the commercialization of our products may be delayed or never achieved and, as a result, our stock price may decline.
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
We have sought third-party collaborators for the research, development and commercialization of some of our targeted protein degrader programs. For example, in June 2019 we entered into a collaboration with Gilead; in December 2019 we entered into a collaboration with Sanofi, which was subsequently expanded and amended in January 2021; and in September 2023 we entered into a collaboration with Seagen. Each of the foregoing collaborations requires us to conduct certain research activities. Our likely collaborators for any other collaboration arrangements include large and mid-size pharmaceutical companies, biotechnology companies and universities. These and any future arrangements with third parties limit our control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of any drug candidates we may seek to develop with them. Our ability to generate revenues from these arrangements will depend on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements. We cannot predict the success of any collaboration that we enter into.
Collaborations involving our research programs or any drug candidates we may develop, including our collaborations with Gilead, Sanofi and Seagen, pose risks to us, including:
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
•Gilead and Sanofi have broad option rights to select up to five targets each, and Seagen has option rights to multiple targets, for exclusive targeted protein degrader development, so long as not excluded by us under the terms of each collaboration, and may select targets we are considering but have not taken sufficient action to exclude under each collaboration.
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
•Collaborators may not properly obtain, maintain, enforce or defend our intellectual property or proprietary rights or may use our proprietary information in such a way that could jeopardize or invalidate our proprietary information or expose us to potential litigation. For example, Gilead, Sanofi and Seagen have the first right to enforce or defend certain intellectual property rights under the applicable collaboration arrangement with respect to particular licensed programs, and although we may have the right to assume the enforcement and defense of such intellectual property rights if the collaborator does not, our ability to do so may be compromised by their actions.
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
•Collaborations may be terminated and, if terminated, may result in a need for additional capital to pursue further development or commercialization of the applicable drug candidates. For example, each of Gilead, Sanofi and Seagen can terminate its agreement with us in its entirety or with respect to a specific target for convenience upon written notice or in connection with a material breach of the agreement by us that remains uncured for a specified period of time.
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
We obtain certain chemical or biological intermediates in the synthesis of our drug candidates and NHPs for toxicology testing in countries affected by macroeconomic events and conditions, including inflation, increasing interest rates, uncertainty with respect to the federal budget and debt ceiling, increasing financial market volatility and uncertainty, the impact of war or military conflict, including regional conflicts around the world, and public health pandemics. If we are unable to obtain these chemical or biological intermediates or NHPs in sufficient quantity and in a timely manner due to disruptions in the global supply chain caused by macroeconomic events and conditions, the development, testing and clinical trials of that drug candidate may be delayed or infeasible, and regulatory approval or commercial launch of any resulting product may be delayed or not obtained, which could significantly harm our business.
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
If any of our drug candidates receive marketing approval, they may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community. For example, ibrutinib is a well-established current treatment for CLL, and doctors may continue to rely on this and other treatments. If our drug candidates do not achieve an adequate level of acceptance, we may not generate sufficient revenue from product sales and we may not become profitable. The degree of market acceptance of our drug candidates, if approved for commercial sale, will depend on a number of factors, including:
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

We may not be aware of all third-party intellectual property rights potentially relating to our current and future drug candidates. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions typically are not published until 18 months after filing, or in some cases not at all. Therefore, we cannot know with certainty whether we were the first to make the inventions claimed in our patents or pending patent applications, or that we or our licensors were the first inventors to file for patent protection of such inventions. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights are highly uncertain. Our pending and future patent applications, whether owned or in-licensed, may not result in patents being issued that protect our technology or drug candidates, in whole or in part, or that effectively prevent others from commercializing competitive technologies and products. Changes in either the patent laws or interpretation of the patent laws in the United States and other countries may diminish the value of our patents or narrow the scope of our patent protection. Moreover, we may be subject to a third-party submission of prior art to the United States Patent and Trademark Office (USPTO) challenging the validity of one or more claims of our owned or licensed pending patent applications, precluding the granting of a patent based on one of our owned or licensed pending patent applications. We may become involved in opposition, derivation, reexamination, inter partes review, post-grant review or other post-grant proceedings, in the United States or elsewhere, challenging our or our licensors’ patent rights or the patent rights of others. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology or drug candidates and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights, which could significantly harm our business and results of operations. Such challenges may result in loss of patent rights, exclusivity or freedom to operate, or in patent claims being narrowed, invalidated or held unenforceable, in whole or in part, which could limit our ability to stop others from using or commercializing similar or identical technology and drug candidates, or limit the duration of the patent protection of our technology and drug candidates. Such proceedings also may result in substantial cost and require significant time from our scientific personnel and management, even if the eventual outcome is favorable to us. In addition, any threat to the breadth or strength of protection provided by our patents and patent applications could dissuade companies from collaborating with us to license, develop or commercialize current or future drug candidates.
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
The UK’s exit from the EU continues to create political and economic uncertainty, particularly in the UK and the EU. The UK is now being treated as a ‘third country’ by the EU. Although UK legislation has retained existing EU law, new UK legislation is being drafted and the UK has not retained new EU law, including the Clinical Trials Regulation (EU) No 536/2014. This means that some regulatory activities, such as batch testing and Qualified Person certification, conducted in Great Britain are no longer recognized in the EU; although the UK accepts the batch testing data carried out in many third countries with recognized equivalent high standards to avoid delays and supply disruption due to re-testing. However, the UK and EU have concluded a Trade and Cooperation Agreement (TCA), which has been approved by the UK Parliament, European Council and European Parliament and has limited the disruption to the supply of medicines, particularly by enabling tariff and quota-free trade between the UK and the EU (provided that the rules of origin requirements are met), and has streamlined some issues, for example by enabling mutual recognition of cGMP inspections and certificates. The regulatory framework for medicines that existed before the end of the transition period has also effectively been preserved in UK domestic legislation as ‘retained EU law.’ By retaining a snapshot of EU legislation at its core, the UK has prevented substantial divergence in the regulation of medicines (although divergence has appeared in some areas). However, some changes to the UK legislation have been immediately necessary, including the implementation of the Northern Ireland Protocol (NIP), pursuant to which, the EU pharmaceutical legal framework acquis continues to apply in Northern Ireland (subject to periodic consent of the Northern Ireland Legislative Assembly), and only products compliant with EU law can be placed in the Northern Ireland market—adding an extra layer of regulatory complexity. As a result, companies now need to comply with a separate UK regulatory legal framework in order to commercialize medicinal products in Great Britain (namely, England, Wales and Scotland, as EU law continues to apply in Northern Ireland). The UK government has attempted to renegotiate fundamental aspects of the NIP so this is an unpredictable area for companies in the near future. Failed attempts to renegotiate the NIP have led to media reports of the UK potentially triggering Article 16 of the NIP, a safeguarding measure, that may be engaged unilaterally if the application of the NIP leads to serious economic, societal or environmental difficulties that are liable to persist, or to diversion of trade. The UK government has introduced the Northern Ireland Protocol Bill which, if enacted into law, would enable the government to unilaterally disapply parts of the NIP which may lead to changes to the regulatory environment in Northern Ireland, and may trigger retaliatory measures against the UK by the EU. The UK government reached a new agreement with the EU, the “Windsor Framework,” which aims to replace the Northern Ireland protocol. According to the Windsor Framework, medicinal products intended for the UK market including Northern Ireland will be authorized by the MHRA and will bear a “UK only” label. This means that medicinal products placed on the market in Northern Ireland will no longer need to be compliant with EU law. These new measures will be implemented beginning January 1, 2025. The TCA allows for future deviation from the current regulatory framework and it is not known if and/or when any deviations may occur, which may have an impact on development, manufacture, marketing authorization, commercial sales and distribution of pharmaceutical products. It is also important to note that obtaining a marketing authorization is not sufficient to gain effective access to the market in the EU and in the UK; companies still need to agree to a reimbursement price for the products and in some jurisdictions, such as the UK and Germany, a further positive recommendation from health technology on cost-effectiveness is required for the products to be actually prescribed and reimbursed by the respective national health systems (see “—Governments outside of the United States tend to impose strict price controls, which may adversely affect our revenues from the sales of drugs,” below). If we fail to comply with the regulatory requirements in international markets and thus do not receive applicable marketing approvals, our target market will be reduced, our ability to realize the full market potential of our drug candidates will be harmed and our business will be adversely affected. We may not obtain foreign regulatory approvals on a timely basis, or at all. Our failure to obtain approval of any of our drug candidates by regulatory authorities in another country may significantly diminish the commercial prospects of that drug candidate and our business prospects could decline.

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
To date, there have been several U.S. congressional inquiries and proposed and enacted state and federal legislation and regulations designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient support programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. Most notably, the Inflation Reduction Act (IRA), which was signed into law on August 16, 2022, allows Medicare to: beginning in 2026, establish a “maximum fair price” for a fixed number of pharmaceutical and biological products covered under Medicare Parts B and D following a price negotiation process with the Centers for Medicare and Medicaid Services (CMS); and, beginning in 2023, penalize drug companies that raise prices for products covered under Medicare Parts B and D faster than inflation, among other reforms. CMS has recently taken steps to implement the IRA; first, on June 9, 2023, by releasing a list of 43 Medicare Part B products that had adjusted coinsurance rates based on the inflationary rebate provisions of the IRA for the time period of July 1, 2023 to September 30, 2023; next, on June 30, 2023, issuing guidance detailing the requirements and parameters of the first round of price negotiations, to take place during 2023 and 2024, for products subject to the “maximum fair price” provision that would become effective in 2026; and, on August 29, 2023, releasing the initial list of 10 drugs subject to price negotiations. It is unclear how future regulatory actions to implement the IRA, as well as the outcome of pending litigation against the IRA, may affect our products and future profitability.
On October 14, 2022, President Biden issued an Executive Order on Lowering Prescription Drug Costs for Americans, which instructed the Secretary of the Department of Health and Human Services (HHS) to consider whether to select for testing by the CMS Innovation Center new health care payment and delivery models that would lower drug costs and promote access to innovative drug therapies for beneficiaries enrolled in the Medicare and Medicaid programs. The Executive Order further directed the Secretary of HHS to submit, within 90 days after the date of the Executive Order, a report regarding any models that may lead to lower cost-sharing for commonly used drugs and support value-based payment that promotes high-quality care. On February 14, 2023, the HHS issued a report in response to the October 14, 2022 Executive Order, which, among other things, selects three potential drug affordability and accessibility models to be tested by the CMS Innovation Center. Specifically, the report addresses: (1) a model that would allow Part D Sponsors to establish a “high-value drug list” setting the maximum co-payment amount for certain common generic drugs at $2; (2) a Medicaid-focused model that would establish a partnership between CMS, manufacturers, and state Medicaid agencies that would result in multi-state outcomes-based agreements or certain cell and gene therapy drugs; and (3) a model that would adjust Medicare Part B payment amounts for Accelerated Approval Program drugs to advance the developments of novel treatments.
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
In the United States, there are numerous federal and state privacy and data security laws and regulations governing the collection, use, disclosure and protection of personal information, including federal and state health information privacy laws, federal and state security breach notification laws, and federal and state consumer protection laws. Each of these laws is subject to varying interpretations and the legislative landscape is constantly evolving. In particular, laws and regulations governing the privacy of health information, such as HIPAA, establish privacy and security standards that limit the use and disclosure of individually identifiable health information, or protected health information, and require the implementation of administrative, physical and technological safeguards to protect the privacy of protected health information and ensure the confidentiality, integrity and availability of electronic protected health information. Determining how protected health information may be used, shared or processed in compliance with applicable privacy standards and our contractual obligations can be complex and may be subject to changing interpretation. Further, if we fail to comply with applicable privacy laws, we could face civil and criminal penalties, or claims for breach of contract. The HHS has enforcement discretion for HIPAA, and any enforcement activity can result in financial liability and reputational harm, and responses to such enforcement activity can consume significant internal resources. In addition, states have shown an increased interest in protecting the privacy of health data. Washington state passed the My Health My Data Act, which is focused on the collection of consumer health data. The My Health My Data Act has a broader scope than HIPAA and includes a private right of action—depending on whether this law applies to us, there may be substantial regulatory action and litigation associated with this act once it becomes effective. Following Washington, Nevada enacted Senate Bill 370. Similar to the My Health My Data Act, Senate Bill 370 requires in-scope entities to comply with certain requirements regarding consumer health data. Notably, Senate Bill 370 does not include a private right of action or apply to entities that are subject to HIPAA. Connecticut also amended its comprehensive privacy law, the Connecticut Data Privacy Act, to impose obligations aimed at “consumer health data.” Furthermore, state attorneys general are authorized to bring civil actions seeking either injunctions or damages in response to violations that threaten the privacy of state residents pursuant to local state laws. We cannot be sure how these regulations will be interpreted, enforced or applied to our operations. In addition to the risks associated with enforcement activities and potential contractual liabilities, our ongoing efforts to comply with evolving laws and regulations at the federal and state level may be costly and require ongoing modifications to our policies, procedures and systems.

Personal data privacy remains an evolving landscape at both the domestic and international level, with new regulations coming into effect. For example, the CCPA, which came into effect on January 1, 2020, and was amended and expanded by the California Privacy Rights Act (CPRA) as of January 1, 2023, provides California residents expanded privacy rights, including the right to request correction, access, and deletion of their personal information, the right to opt out of certain personal information sharing, and the right to receive detailed information about how their personal information is processed, including by California residents’ employers. Additionally, the CCPA requires companies that process personal information of California residents to make disclosures to consumers about their data collection, use and sharing practices, allow consumers to opt out of certain data sharing with third parties, complete certain audits and assessments when processing higher risk data and provide a private right of action for data breaches, as described above. Although the CCPA includes limited exceptions—including exceptions for personal health information collected by covered entities or business associates subject to HIPAA among others, the CCPA may regulate or impact our processing of personal information depending on the context. Failure to comply with the CCPA may result in significant civil penalties, injunctive relief, or statutory or actual damages as determined by the California Privacy Protection Agency and California Attorney General through its investigative authority. Notably, additional consumer privacy laws have or will take effect in 2023 in other states including the Virginia Consumer Data Protection Act (effective January 1, 2023), the Colorado Privacy Act and the Connecticut Data Privacy Act (both effective July 1, 2023), and the Utah Consumer Privacy Act (effective December 31, 2023). Several other states have followed suit and passed similar legislation that will come into effect at various times in the coming few years. Compliance with this new privacy legislation adds complexity and may require investment in additional resources for compliance programs, thus potentially result in additional costs and expense of resources to maintain compliance.
In addition, the EU General Data Protection Regulation (EU GDPR) has been in effect since May 2018 in the EEA. The EU GDPR governs the collection, use, disclosure, transfer or other processing of personal data, replacing data protection laws issued by each EU member state based on the Directive 95/46/EC. The EU GDPR imposes additional compliance burdens, including by mandating burdensome documentation requirements and granting certain privacy rights to individuals to control how companies collect, use, disclose, retain and otherwise process information about them as well as changes to informed consent practices, the obligation to appoint data protection officers in certain circumstances, the obligation to notify relevant data supervisory authorities of personal data breaches without undue delay (and no later than 72 hours) after becoming aware of the personal data breach, and the requirement for more detailed notices for clinical trial subjects and investigators. In addition, the EU GDPR increases the scrutiny of transfers of personal data from clinical trial sites and other third parties (e.g., CROs) located in the EEA to jurisdictions that the European Commission does not recognize as having “adequate” data protection laws. After years of uncertainty following the July 16, 2020 decision of the Court of Justice of the European Union invalidating the EU-U.S. Privacy Shield Framework, on July 10, 2023, the European Commission adopted its adequacy decision for the new EU-U.S. Data Privacy Framework (DPF). The DPF creates a path forward for personal data to be transferred from the EU to United States for U.S. entities that have self-certified with the U.S. Department of Commerce.
Further, following the end of the Brexit Transition Period (on December 31, 2020) the EU GDPR has been implemented in the UK (as the UK GDPR)—non-compliance with which may lead to similar compliance and operational costs as the EU GDPR with potential fines of up to the greater of £17 million or 4% of annual global turnover. The UK GDPR sits alongside the UK Data Protection Act 2018 which implements certain derogations in the EU GDPR into UK law. Under the UK GDPR, companies not established in the UK but who process personal data in relation to the offering of goods or services to individuals in the UK, or to the monitoring of their behavior will be subject to the UK GDPR—the requirements of which are largely aligned with those under the EU GDPR. The European Commission has adopted an adequacy decision in favor of the UK, enabling data transfers from EU Member States to the UK without additional safeguards. However, the UK adequacy decision will automatically expire in June 2025 unless the European Commission reassesses and renews/extends that decision, and remains under review by the European Commission during this period. Further, on November 17, 2022, the UK Information Commissioner’s Office (ICO) published its revised guidance on international transfers along with its own International Transfer Risk Assessment (TRA) and tool which is the UK equivalent of the EDPB Recommendations and provides for general advice on how to satisfy the Schrems II requirement to carry out a legal assessment for transfers of personal data subject to the UK GDPR. The ICO has clarified that organizations may either follow the ICO’s TRA or EDPB approach when assessing international data transfers. The UK’s ICO has also published: (i) its International Data Transfer Agreement to replace the old Standard Contractual Clauses for transfers to outside the UK; and (ii) a “UK addendum” to the new EU Standard Contractual Clauses which amends the relevant provisions of such clauses to work in a UK context. As noted above, there is an ongoing UK-U.S. adequacy process, and in June 2023, the United States and the UK reached a commitment to establish the UK Extension to the DPF that will create a “data bridge” between the two countries.

As a company, we have invested, and expect to continue to invest, significant time and resources in our GDPR compliance program. This is necessary to ensure we can initiate and maintain GDPR-compliant clinical trials in the EU. Any failure or perceived failure by us with respect to GDPR compliance could mean we either cannot initiate additional GDPR-compliant clinical trials in the EU or we may face regulatory investigations, significant fines and penalties, reputational damage or be required to change our business practices, all of which could adversely affect our business, financial condition and results of operations.
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
Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. For example, the global financial crisis of 2007-2008 caused extreme volatility and disruptions in the capital and credit markets. Similarly, the volatility associated with the COVID-19 pandemic caused significant instability and disruptions in the capital and credit markets and, in recent months, the global economy has been impacted by increasing interest rates and inflation, uncertainty with respect to the federal budget and debt ceiling, as well as the possibility of a recession or further economic downturn. Moreover, there has been recent turmoil in the global banking system. For example, on March 10, 2023, Silicon Valley Bank (SVB), which was one of our banking partners, was closed by the California Department of Financial Protection and Innovation, which appointed the FDIC as receiver, and on March 27, 2023, First-Citizens Bank & Trust Company assumed all of SVB’s customer deposits and certain other liabilities and acquired substantially all of SVB’s loans and certain other assets from the FDIC. While we only had a minimal amount of our cash directly at SVB and, since that date, the FDIC has stated that all depositors of SVB will be made whole, and First-Citizens Bank & Trust Company has assumed our deposits from SVB, there is no guarantee that the federal government would guarantee all depositors as they did with SVB depositors in the event of further bank closures and continued instability in the global banking system may adversely impact our business and financial condition. Our ongoing cash management strategy is to maintain diversity in our deposit accounts across financial institutions, but deposits in these institutions may exceed the amount of insurance provided on such deposits and there can be no assurance that this strategy will be successful. If other banks and financial institutions enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, then our ability to access our cash, cash equivalents and marketable securities may be threatened, which could have a material adverse effect on our business and financial condition. Furthermore, the capital and credit markets may be adversely affected by regional conflicts around the world and the possibility of a wider global conflict, global sanctions imposed in response to regional conflicts or an energy crisis. A severe or prolonged economic downturn, such as the global financial crisis, could result in a variety of risks to our business, including a decrease in the demand for our drug candidates and in our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy also could strain our suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our services. We cannot anticipate all of the ways in which the foregoing, and the current economic climate and financial market conditions generally, could adversely impact our business. Furthermore, our stock price may decline due in part to the volatility of the stock market and any general economic downturn.
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
•regulatory developments affecting our drug candidates or those of our competitors; and
•changes in general market and economic conditions, including increasing interest rates, inflation, uncertainty with respect to the federal budget and debt ceiling, instability in the global banking system and the possibility of a recession or further economic downturn.
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
•changes in accounting principles;
•cybersecurity events;
•terrorist acts, acts of war or periods of widespread civil unrest, including the increasingly volatile global economic conditions resulting from regional conflicts around the world;
•effects of public health crises, pandemics and epidemics;
•natural disasters and other calamities; and
•general economic, industry and market conditions, including increasing interest rates, inflation, uncertainty with respect to the federal budget and debt ceiling, instability in the global banking system and the possibility of a recession or further economic downturn.
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
We may choose to raise additional capital in the future, depending on market conditions, strategic considerations and operational requirements. For example, in March 2021, we sold an additional 5,175,000 shares of our common stock in a follow-on public offering. In addition, we currently have on file with the SEC a shelf registration statement on Form S-3 which allows us to offer and sell up to $450.0 million of our registered common stock, preferred stock, debt securities, warrants, subscriptions rights and or units from time to time pursuant to one or more offerings at prices and terms to be determined at the time of sale. In August 2021, we entered into an Equity Distribution Agreement with Piper Sandler & Co. (Piper Sandler) pursuant to which, from time to time, we may offer and sell through Piper Sandler up to $150.0 million of the common stock registered under the shelf registration statement pursuant to one or more “at the market” offerings. In June 2022, we issued and sold 2,000,000 shares of common stock under the Equity Distribution Agreement to Piper Sandler for net proceeds of approximately $19.3 million, after deducting offering commissions and expenses paid by us. As of August 31, 2023, we had $130.0 million of common stock remaining available for sale pursuant to the Equity Distribution Agreement. Sales of our common stock under the Equity Distribution Agreement with Piper Sandler could be subject to business, economic or competitive uncertainties and contingencies, many of which may be beyond our control, and which could cause actual results from the sale of our common stock to differ materially from expectations. In addition, in July 2022, we entered into separate Securities Purchase Agreements with certain purchasers to issue and sell pre-funded warrants to purchase an aggregate of 6,814,920 shares of our common stock in registered direct offerings for gross proceeds to us of $95.0 million before deducting offering expenses. Such pre-funded warrants are immediately exercisable, have an exercise price of $0.001 and may be exercised at any time after the date of issuance. To the extent additional capital is raised through the sale and issuance of shares or other securities convertible into shares, the ownership interest of our stockholders will be diluted. Future issuances of our common stock or other equity securities, or the perception that such sales may occur, could adversely affect the trading price of our common stock and impair our ability to raise capital through future offerings of shares or equity securities. No prediction can be made as to the effect, if any, that future sales of common stock or the availability of common stock for future sales will have on the trading price of our common stock.
We will not receive a significant amount, or potentially any, additional funds upon the exercise of our pre-funded warrants; however, any exercise would increase the number of shares eligible for future resale in the public market and result in substantial dilution to our stockholders.
As of August 31, 2023, we have issued pre-funded warrants to purchase a total of 6,814,920 shares of our common stock, of which 6,097,560 were outstanding as of August 31, 2023. Each pre-funded warrant is exercisable for $0.001 per share of common stock underlying such pre-funded warrant, which may be paid by way of a cashless exercise, meaning that the holder may not pay a cash purchase price upon exercise, but instead would receive upon such exercise the net number of shares of common stock determined according to the formula set forth in the pre-funded warrant. Accordingly, we will not receive a significant amount, or potentially any, additional funds upon the exercise of the pre-funded warrants. To the extent such pre-funded warrants are exercised, additional shares of common stock will be issued for nominal or no additional consideration, which will result in substantial dilution to the then existing holders of our common stock and will increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of the common stock, causing our stock price to decline.
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
Unregistered Sales of Equity Securities
None.
Purchases of Equity Securities by Issuers and Affiliated Purchasers
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.

Item 6. Exhibits

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

10.1*	First Amendment to Lease Agreement, dated June 28, 2023, by and between ARE-San Francisco No. 19 Owner, LLC and the Registrant					X

10.2	First Amendment to Lease Agreement, dated August 25, 2023, by and between 8800 Technology Forest PL, LLC and the Registrant					X

10.3*†	Collaboration and License Agreement, dated September 6, 2023, by and between the Registrant and Seagen Inc.					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1‡	Certification of Principal Executive Officer and Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	Inline XBRL Instance Document - the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File (formatted as Inline XBRL and included in exhibit 101)					X

*	Registrant has omitted certain schedules pursuant to Item 601(a)(5) of Regulation S-K

†	Registrant has omitted portions of the exhibit as permitted under Item 601(b)(10) of Regulation S-K

‡	The certifications furnished in Exhibits 32.1 hereto are deemed to accompany this Quarterly Report on Form 10-Q and are not deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall they be deemed incorporated by reference into any filing under the Securities Act of the Exchange Act.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NURIX THERAPEUTICS, INC.

Date: October 12, 2023	By:	/s/ ARTHUR T. SANDS
Arthur T. Sands, M.D., Ph.D.
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: October 12, 2023	By:	/s/ HANS VAN HOUTE
Hans van Houte
Chief Financial Officer (Principal Financial and Accounting Officer)