Form 10-Q
period 2024-02-29
Nurix Therapeutics, Inc.
filed 2024-04-10
CIK 1549595

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________________________________________________________
FORM 10-Q
______________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 29, 2024
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 1, 2024, the Registrant had 49,150,794 shares of common stock, $0.001 par value per share, outstanding.

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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
NURIX THERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

	February 29, 2024	November 30, 2023
Assets
Current assets:
Cash and cash equivalents	$49,813	$54,627
Marketable securities, current	194,180	233,281
Prepaid expenses and other current assets	6,976	7,595
Total current assets	250,969	295,503
Marketable securities, non‑current	10,292	7,421
Operating lease right-of-use assets	29,299	31,142
Property and equipment, net	17,871	16,808
Restricted cash	901	901
Other assets	3,342	3,823
Total assets	$312,674	$355,598
Liabilities and stockholdersʼ equity
Current liabilities:
Accounts payable	$5,918	$6,401
Accrued expenses and other current liabilities	28,318	24,970
Operating lease liabilities, current	7,310	7,489
Deferred revenue, current	46,077	48,098
Total current liabilities	87,623	86,958
Operating lease liabilities, net of current portion	21,846	23,125
Deferred revenue, net of current portion	34,457	45,022
Total liabilities	143,926	155,105
Commitments and contingencies (Note 6)
Stockholdersʼ equity:
Preferred stock, $0.001 par value— 10,000,000 shares authorized as of February 29, 2024 and November 30, 2023; no shares issued and outstanding as of February 29, 2024 and November 30, 2023	—	—
Common stock, $0.001 par value— 500,000,000 shares authorized as of February 29, 2024 and November 30, 2023; 49,136,954 and 48,718,552 shares issued and outstanding as of February 29, 2024 and November 30, 2023, respectively	49	49
Additional paid-in capital	755,767	746,299
Accumulated other comprehensive loss	(350)	(655)
Accumulated deficit	(586,718)	(545,200)
Total stockholdersʼ equity	168,748	200,493
Total liabilities and stockholdersʼ equity	$312,674	$355,598
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NURIX THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended
	February 29, 2024	February 28, 2023
Revenue:
Collaboration revenue	$16,585	$12,685
Total revenue	16,585	12,685
Operating expenses:
Research and development	50,005	45,816
General and administrative	11,799	9,821
Total operating expenses	61,804	55,637
Loss from operations	(45,219)	(42,952)
Interest and other income, net	3,791	2,219
Loss before income taxes	(41,428)	(40,733)
Provision for income taxes	90	—
Net loss	$(41,518)	$(40,733)
Net loss per share, basic and diluted	$(0.76)	$(0.75)
Weighted-average number of shares outstanding, basic and diluted	54,903,407	54,028,238
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NURIX THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended
	February 29, 2024	February 28, 2023
Net loss	$(41,518)	$(40,733)
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on available-for-sale marketable securities	305	1,072
Total comprehensive loss	$(41,213)	$(39,661)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NURIX THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)
(unaudited)

	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Shares	Amount
Balance as of November 30, 2022	47,172,299	$47	$709,220	$(4,319)	$(401,252)	$303,696
Exercise of stock options	8,768	—	28	—	—	28
Vesting of restricted stock units	98,571	—	—	—	—	—
Vesting of early exercised stock options	—	—	31	—	—	31
Issuance under employee stock purchase plan	165,215	—	1,453	—	—	1,453
Stock-based compensation	—	—	8,505	—	—	8,505
Unrealized gain on available-for-sale marketable securities	—	—	—	1,072	—	1,072
Net loss	—	—	—	—	(40,733)	(40,733)
Balance as of February 28, 2023	47,444,853	$47	$719,237	$(3,247)	$(441,985)	$274,052

	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Shares	Amount
Balance as of November 30, 2023	48,718,552	$49	$746,299	$(655)	$(545,200)	$200,493
Exercise of stock options	75,362	—	355	—	—	355
Vesting of restricted stock units	171,030	—	—	—	—	—
Vesting of early exercised stock options	—	—	21	—	—	21
Repurchase of unvested early exercised stock	(1,548)	—	—	—	—	—
Issuance under employee stock purchase plan	173,558	—	1,269	—	—	1,269
Stock-based compensation	—	—	7,823	—	—	7,823
Unrealized gain on available-for-sale marketable securities	—	—	—	305	—	305
Net loss	—	—	—	—	(41,518)	(41,518)
Balance as of February 29, 2024	49,136,954	$49	$755,767	$(350)	$(586,718)	$168,748
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NURIX THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	February 29, 2024	February 28, 2023
Cash flows from operating activities
Net loss	$(41,518)	$(40,733)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,045	1,752
Stock-based compensation	7,822	8,481
Net amortization (accretion) of premium (discount) on marketable securities	(1,930)	(818)
Loss on disposal of property and equipment	—	56
Amortization of operating lease right-of-use assets	1,843	1,428
Changes in operating assets and liabilities:
Prepaid expenses and other assets	1,168	(1,627)
Accounts payable	(930)	400
Deferred revenue	(12,586)	(9,184)
Operating lease liabilities	(1,458)	(1,302)
Accrued expenses and other current liabilities	3,593	(6,905)
Net cash used in operating activities	(41,951)	(48,452)
Cash flows from investing activities
Purchases of marketable securities	(54,803)	(22,642)
Maturities of marketable securities	93,200	40,987
Purchases of property and equipment	(2,884)	(2,277)
Net cash provided by investing activities	35,513	16,068
Cash flows from financing activities
Proceeds from exercise of stock options	355	28
Proceeds from issuance under employee stock purchase plan	1,269	1,453
Net cash provided by financing activities	1,624	1,481
Net decrease in cash, cash equivalents and restricted cash	(4,814)	(30,903)
Cash, cash equivalents and restricted cash at beginning of period	55,528	65,375
Cash, cash equivalents and restricted cash at end of period	$50,714	$34,472
Supplemental disclosures of non-cash investing and financing activities:
Additions to property and equipment included in accounts payable and accrued expenses and other current liabilities	$855	$1,434
Capitalized stock-based compensation related to internal-use software development	$1	$24
Vesting of early exercised stock options	$21	$31
Repurchase of unvested early exercised stock options included in accrued expenses and other current liabilities	$15	$—

	Three Months Ended
	February 29, 2024	February 28, 2023
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$49,813	$33,571
Restricted cash	901	901
Total cash, cash equivalents and restricted cash	$50,714	$34,472
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
The Company is not required to sell any shares at any time during the term of the Equity Distribution Agreement. The Company agreed to pay Piper Sandler a commission of 3% of the gross sales price of any shares sold pursuant to the Equity Distribution Agreement. In June 2022, the Company issued and sold 2,000,000 shares of common stock under the Equity Distribution Agreement at a price of $10.0001 per share of common stock for net proceeds of $19.3 million, after deducting offering commissions and expenses paid by the Company. As of February 29, 2024, the Company had $130.0 million of common stock remaining available for sale under the Equity Distribution Agreement.
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

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As of February 29, 2024, the Company had cash, cash equivalents and short-term marketable securities of $244.0 million and an accumulated deficit of $586.7 million. Management believes that its cash, cash equivalents and short-term marketable securities are sufficient to continue operating activities for at least 12 months following the issuance date of these condensed consolidated financial statements. Future capital requirements will depend on many factors, including the timing and extent of spending on research and development and payments the Company may receive under its collaboration agreements with Sanofi, Gilead and Pfizer or future collaboration agreements, if any. There can be no assurance that, in the event the Company requires additional financing, such financing will be available at terms acceptable to the Company if at all. If additional capital is not available, failure to generate sufficient cash flows from operations, raise additional capital and reduce discretionary spending could have a material adverse effect on the Company’s ability to achieve its intended business objectives. Management considered whether there are conditions or events that raise substantial doubt about the Company’s ability to continue as a going concern and evaluated the funds necessary to maintain operations. If the Company is unable to obtain additional funding, management will be required to implement plans that are within the Company’s control, which may include the delay or scaling back of certain research and development programs, to maintain liquidity and operations. Based on the Company’s current forecast of future operating results and management’s plans to improve liquidity, the Company has concluded that its cash, cash equivalents and short-term marketable securities are sufficient to continue operating activities for at least 12 months following the issuance date of these condensed consolidated financial statements.
2. Summary of Significant Accounting Policies
Basis of Presentation
The Company’s condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) and applicable rules and regulations of the SEC regarding interim financial reporting. The Company’s condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for the fair statement of the Company’s financial position as of and for the three months ended February 29, 2024. The condensed consolidated balance sheet as of November 30, 2023, was derived from the audited annual financial statements as of that date. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted from these interim financial statements. These interim financial statements and related disclosures have been prepared with the presumption that users of the interim financial statements have read or have access to the audited annual financial statements for the preceding fiscal year. Accordingly, these financial statements should be read in conjunction with the audited annual financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended November 30, 2023, as filed with the SEC on February 15, 2024. These interim results are not necessarily indicative of results to be expected for the full fiscal year or any future interim period.
Principles of Consolidation
The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All intercompany balances and transactions have been eliminated in consolidation.
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
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. The extent to which the increasing financial market volatility and uncertainty may directly or indirectly impact the Company’s financial statements is highly uncertain and subject to change.
The Company relies on single source manufacturers and suppliers for the supply of its drug candidates. Disruption from these manufacturers or suppliers would have a negative impact on the Company’s business, financial position and results of operations.
Leases
The Company determines if an arrangement contains a lease and the classification of the lease at inception. An arrangement contains a lease if there is an identified asset and if the Company controls the use of the identified asset throughout the period of use. The evaluation of whether the lease is an operating or a finance lease requires judgments in determining the fair value of the leased asset. Lease right-of-use (ROU) assets and lease liabilities are recognized at the lease commencement date based on the present value of the future minimum lease payments over the lease term at the commencement date. ROU assets also include any initial direct costs incurred and any lease payments made on or before the lease commencement date, less any lease incentives received. The Company uses its incremental borrowing rate, if an implicit rate is not readily available, and the information available at the date of lease commencement in determining its lease liabilities. The Company’s incremental borrowing rate is based on the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term, an amount equal to the lease payments in a similar economic environment, and the determination of the rate requires the Company to make certain assumptions and judgements, including on its synthetic credit rating. Leases may include options to extend or early terminate the lease term. If the Company, using judgement, is reasonably certain that an option will be exercised, then the option will be included in the calculation of the lease term. The Company elected to combine lease and non-lease components for all underlying assets groups, and not recognize ROU assets or lease liabilities for short-term leases. A short-term lease is a lease that, at the commencement date, has a lease term of 12 months or less and does not include an option to purchase the underlying asset that the lessee is reasonably certain to exercise. Lease expense for operating leases is recognized on a straight-line basis over the lease term. The Company does not have any finance leases.

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

Customer options: Customer options, such as options granted to allow a licensee to extend a license or research term, to select additional research targets or to choose to research, develop and commercialize licensed compounds are evaluated at contract inception to determine whether those options provide a material right (i.e., an optional good or service offered for free or at a discount) to the customer. If the customer options represent a material right, the material right is treated as a separate performance obligation at the outset of the arrangement. The Company allocates the transaction price to material rights based on the standalone selling price. As a practical alternative to estimating the standalone selling price of a material right when the underlying goods or services are both (i) similar to the original goods or services in the contract and (ii) provided in accordance with the terms of the original contract, the Company allocates the total amount of consideration expected to be received from the customer to the total goods or services expected to be provided to the customer. Amounts allocated to any material right are recognized as revenue when or as the related future goods or services are transferred or when the option expires. If the option does not provide a material right, then the option is considered a marketing offer, which would be accounted for as a separate contract upon exercise.
Deferred revenue, which is a contract liability, represents net amounts received by the Company for which the related revenues have not been recognized because one or more of the revenue recognition criteria have not been met. The current portion of deferred revenue represents the amount to be recognized within one year from the balance sheet date based on the estimated performance period of the underlying performance obligation. The non-current portion of deferred revenue represents amounts to be recognized after one year through the end of the performance period of the performance obligation.

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
3. Collaboration Agreements
Gilead
In June 2019, the Company entered into a global strategic collaboration agreement with Gilead (as subsequently amended, the Gilead Agreement) to discover, develop and commercialize a pipeline of targeted protein degradation drugs for patients with cancer and other challenging diseases using the Company’s DELigase platform to identify novel agents that utilize E3 ligases to induce degradation of five specified drug targets. In August 2019 and September 2022, the Company and Gilead entered into the First Amendment and the Second Amendment, respectively, to the Gilead Agreement to clarify certain language of the Gilead Agreement. These amendments had no impact on revenue recognition. In February and March 2024, as part of the existing collaboration agreement, Gilead elected to extend the five-year initial research term by two years for certain drug targets (Gilead Research Term Extension). The Gilead Research Term Extension triggered a $15.0 million payment that the Company expects to receive in the second quarter of fiscal year 2024.

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
Upon signing the Gilead Agreement, Gilead paid the Company an upfront payment of $45.0 million plus $3.0 million in additional fees. In addition, from the signing of the Gilead Agreement to February 29, 2024, the Company has received payments of $47.0 million for research milestones and additional payments and $20.0 million for a license option exercise payment. As of February 29, 2024, the Company is eligible to receive up to approximately $1.8 billion in total additional payments based on certain additional fees, payments and the successful completion of certain preclinical, clinical, development and sales milestones. The Company also is eligible to receive mid-single digit to low tens percentage tiered royalties on annual net sales from any commercial products directed to the optioned collaboration targets, subject to certain reductions and excluding sales in the United States of any products for which the Company exercises its option to co-develop and co-promote, for which the parties share profits and losses evenly.
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

In order to determine the transaction price, the Company evaluated all the payments to be received during the duration of the contract. Certain milestone payments and additional fees were considered variable consideration, which were not included in the transaction price based on the most likely amount method as of February 29, 2024. The Company re-evaluates the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur. The Company determined that the transaction price at the inception of the Gilead Agreement consisted of the upfront payment of $45.0 million and $3.0 million in additional fees. Upon the achievement of research milestones and additional fees related to target reservations, $47.0 million in variable consideration was added to the transaction price, and a cumulative effect was recorded as revenue in the period the transaction price increased. The transaction price is recognized as collaboration revenue using the cost-based input method over the estimated research term of five years. The contract term was determined to be the five-year initial research term which represents the estimated timing of completion of the identified deliverables. Additionally, the Company considered the impact of Gilead terminating the Gilead Agreement prior to the completion of the research services during the initial five-year research term and determined that there were significant economic costs to Gilead for doing so, and as such, did not adjust the contract term. The Gilead Research Term Extension, which has a term of two years and did not represent a material right at the inception of the Gilead Agreement, because it does not contain a significant and incremental discount, will be accounted for as a separate contract commencing in June 2024.
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
For the three months ended February 29, 2024, the Company recognized collaboration revenue related to the Gilead Agreement of $4.6 million, all of which was included in deferred revenue as of November 30, 2023. For the three months ended February 28, 2023, the Company recognized collaboration revenue related to the Gilead Agreement of $7.4 million, of which $2.8 million was included in deferred revenue as of November 30, 2022, and $4.1 million was related to activities satisfied in previous periods. As of February 29, 2024, deferred revenue related to the Gilead Agreement was $5.3 million, all of which was current. As of November 30, 2023, deferred revenue related to the Gilead Agreement was $10.0 million, all of which was current.
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
In January 2021, the Company and Sanofi entered into the First Amendment to the Sanofi Agreement to modify the research term on all targets (the First Sanofi Amendment). In December 2021, the Company and Sanofi entered into the Second Amendment to the Sanofi Agreement to extend the substitution deadline on certain targets. In July 2022, the Company and Sanofi entered into the Third Amendment to the Sanofi Agreement to further extend the substitution deadline on certain targets. The extensions of the substitution deadline had no impact on revenue recognition. Also in July 2022, Sanofi elected to replace certain drug targets, and the substitution extended the research term of those targets by one year to 5.25 years and increased overall forecasted costs, which had an immaterial impact on revenue recognition. In August 2022 and November 2023, the Company and Sanofi entered into the Fourth Amendment and Fifth Amendment, respectively, to the Sanofi Agreement to modify the research plan for certain targets, which had no impact on revenue recognition. In March 2024, the Company and Sanofi entered into the Sixth Amendment to the Sanofi Agreement to extend the research term for the collaboration target STAT6 (signal transducer and activator of transcription 6), a key drug target in type 2 inflammation, by two years (the Sixth Sanofi Amendment), which is expected to increase overall forecasted costs and have an impact on revenue recognition.

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
Upon signing the Sanofi Agreement, Sanofi paid the Company an upfront payment of $55.0 million. Subsequently, in January 2021, Sanofi paid the Company an additional $22.0 million to exercise its option to expand the number of targets beyond the initial targets included in the collaboration. In addition, from the signing of the Sanofi Agreement to February 29, 2024, the Company has received payments of $11.0 million for research milestones. Additionally, the Company achieved a research milestone in February 2024 and received a payment of $2.0 million in the second quarter of fiscal year 2024. As of February 29, 2024, the Company is eligible to receive up to approximately $2.4 billion in total additional payments based on certain additional fees, payments and the successful completion of certain research development, regulatory and sales milestones, as well as mid-single digit to low teen percentage tiered royalties on annual net sales of any commercial products that may result from the collaboration, subject to certain reductions and excluding sales in the United States of any products for which the Company exercises its option to co-develop and co-promote, for which the parties share profits and losses evenly.
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

In order to determine the transaction price, the Company evaluated all the payments to be received during the duration of the contract. Certain milestone payments and additional fees were considered variable consideration, which were not included in the transaction price based on the most likely amount method as of February 29, 2024. The Company re-evaluates the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur. At the inception of the Sanofi Agreement, the Company determined that the transaction price consisted of the upfront payment of $55.0 million for three initial drug targets and $22.0 million for two additional targets. Subsequently, upon the achievement of research milestones, $13.0 million in variable consideration was added to the transaction price, which includes $2.0 million added during the three months ended February 29, 2024, and a cumulative effect was recorded as revenue in the period the transaction price increased. Revenue is recognized using the cost-based input method over the research term of 4.25 years, the revised research period that was agreed to in January 2021 in the First Sanofi Amendment for certain targets, and 5.25 years, the revised research period due to the target substitutions in July 2022, for certain other targets. The research period for STAT6 will be extended as part of the Sixth Sanofi Amendment in the second quarter of fiscal year 2024 and a cumulative effect is expected to be recorded.
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
For the three months ended February 29, 2024, the Company recognized collaboration revenue related to the Sanofi Agreement of $8.3 million, of which $6.8 million was included in deferred revenue as of November 30, 2023, and $1.3 million was related to activities satisfied in previous periods. For the three months ended February 28, 2023, the Company recognized collaboration revenue related to the Sanofi Agreement of $5.3 million, of which $4.9 million was included in deferred revenue as of November 30, 2022 and $0.4 million was related to activities satisfied in previous periods. As of February 29, 2024, deferred revenue related to the Sanofi Agreement was $22.5 million, of which $21.5 million was included as deferred revenue, current, and included $2.0 million in contract assets representing the unbilled amount related to the research milestone achieved in February 2024. As of November 30, 2023, deferred revenue related to the Sanofi Agreement was $24.9 million, of which $20.3 million was included as deferred revenue, current, and included $4.0 million in contract assets representing the unbilled amount related to the research milestone achieved in November 2023.
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
In order to determine the transaction price, the Company evaluated all the payments to be received during the duration of the contract. Milestone payments and additional fees were considered variable consideration, which were not included in the transaction price based on the most likely amount method as of February 29, 2024. The Company re-evaluates the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur. The Company determined that the transaction price at the inception of the Pfizer Agreement consisted of the upfront payment of $60.0 million. The Company has not yet achieved any research milestones and no variable consideration has been added to the transaction price. The transaction price is recognized as collaboration revenue using the cost-based input method over the estimated research term of four years, which represents the estimated period to complete the identified deliverables. Additionally, the Company considered the impact of Pfizer terminating the Pfizer Agreement prior to the completion of the research services during the initial four-year research term and determined that there were significant economic costs to Pfizer for doing so, and as such, did not adjust the contract term.
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
For the three months ended February 29, 2024, the Company recognized collaboration revenue related to the Pfizer Agreement of $3.7 million, all of which was included in deferred revenue as of November 30, 2023. As of February 29, 2024, deferred revenue related to the Pfizer Agreement was $54.7 million, of which $21.2 million was included as deferred revenue, current. As of November 30, 2023, deferred revenue related to the Pfizer Agreement was $58.3 million, of which $17.9 million was included as deferred revenue, current.
4. Condensed Consolidated Balance Sheet Components
Property and Equipment, Net
Property and equipment, net, consisted of the following (in thousands):

	February 29, 2024	November 30, 2023
Laboratory equipment	$34,994	$32,239
Leasehold improvements	3,238	3,238
Computer equipment	938	938
Furniture and fixtures	996	652
Software	5,403	5,403
Software in progress	596	587
Total property and equipment, gross	46,165	43,057
Less: Accumulated depreciation and amortization	(28,294)	(26,249)
Total property and equipment, net	$17,871	$16,808

Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	February 29, 2024	November 30, 2023
Accrued compensation	$16,763	$15,303
Accrued clinical, contract research and lab supplies	8,583	7,131
Accrued professional services	1,809	1,755
Accrued taxes	427	30
Other	736	751
Total accrued expenses and other current liabilities	$28,318	$24,970
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
The following tables present the Company’s investments, which consist of cash equivalents and available-for-sale marketable securities, that are measured at fair value on a recurring basis as of February 29, 2024 and November 30, 2023 (in thousands):

February 29, 2024	Level	Amortized cost	Unrealized gain	Unrealized loss	Estimated fair value
Money market funds	Level 1	$32,152	$—	$—	$32,152
U.S. treasury securities	Level 1	144,595	21	(39)	144,577
Corporate debt securities	Level 2	3,485	—	(12)	3,473
U.S. government agency securities	Level 2	49,384	4	(266)	49,122
Long-term marketable securities:
U.S. government agency securities	Level 2	10,350	—	(58)	10,292
Total		$239,966	$25	$(375)	$239,616
Included in cash and cash equivalents		$35,144	$—	$—	$35,144
Included in marketable securities, current		$194,472	$25	$(317)	$194,180
Included in marketable securities, non-current		$10,350	$—	$(58)	$10,292

November 30, 2023	Level	Amortized cost	Unrealized gain	Unrealized loss	Estimated fair value
Money market funds	Level 1	$44,187	$—	$—	$44,187
U.S. treasury securities	Level 1	160,991	61	(29)	161,023
Corporate debt securities	Level 2	3,487	—	(56)	3,431
U.S. government agency securities	Level 2	69,389	5	(567)	68,827
Long-term marketable securities:
U.S. government agency securities	Level 2	7,490	—	(69)	7,421
Total		$285,544	$66	$(721)	$284,889
Included in cash and cash equivalents		$44,187	$—	$—	$44,187
Included in marketable securities, current		$233,867	$66	$(652)	$233,281
Included in marketable securities, non-current		$7,490	$—	$(69)	$7,421
The accrued interest receivable related to the Company’s marketable securities was $0.8 million as of both February 29, 2024 and November 30, 2023 and was included in prepaid expenses and other current assets on the condensed consolidated balance sheet. Long-term marketable securities held by the Company generally mature within two years from the balance sheet date.
The Company classifies its money market funds and U.S. treasury securities, which are valued based on quoted market prices in active markets with no valuation adjustment, as Level 1 assets within the fair value hierarchy.
The Company classifies its marketable securities in corporate debt securities, U.S. government agency securities, corporate commercial paper and foreign government securities as Level 2 assets within the fair value hierarchy. The fair values of these marketable securities are estimated by taking into consideration valuations obtained from third-party pricing services. The pricing services utilize industry standard valuation models, including both income- and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of and broker/dealer quotes on the same or similar securities, issuer credit spreads, benchmark securities, prepayment/default projections based on historical data and other observable inputs. There were no transfers of financial instruments between valuation levels during the three months ended February 29, 2024 and February 28, 2023.
As of February 29, 2024 and November 30, 2023, the unrealized losses for available-for-sale securities were non-credit related, and the Company does not intend to sell the securities that were in an unrealized loss position, nor will it be required to sell those securities before recovery of their amortized cost basis, which may be maturity. As of February 29, 2024 and November 30, 2023, no allowance for credit losses for the Company’s marketable securities was recorded. During the three months ended February 29, 2024 and February 28, 2023, the Company did not recognize any impairment losses related to marketable securities.
6. Commitments and Contingencies
Legal Proceedings
From time to time, the Company may be involved in legal proceedings in the ordinary course of business. The Company accrues a liability for such matters when it is probable that future expenditures will be made and that such expenditures can be reasonably estimated. Significant judgment is required to determine both probability and the estimated amount. Legal fees and other costs associated with such actions are expensed as incurred. As of February 29, 2024, the Company was not a party to any material legal proceedings.
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
In March 2022, the Company entered into a lease agreement for the lease of approximately 46,434 square feet of office space in The Woodlands, Texas. In August 2023, the lease agreement was amended to increase the square footage of the leased premise to 50,094 square feet. The amendment had no impact on the accounting for the lease. The Company has an option to renew for two additional terms of five years each, and the renewal terms have not been included in the lease term used to calculate the ROU asset and lease liability as it is not reasonably certain that the Company will exercise the option. The lease commenced in September 2023 when the underlying assets became available for use and will expire in March 2035.
The Company is required to pay base rent plus its proportionate share of operating expenses, as defined in the applicable lease agreement on all of its leases. Variable lease payments related to operating expenses including utilities, maintenance costs and real estate taxes were $1.5 million and $1.2 million for the three months ended February 29, 2024 and February 28, 2023, respectively.
Operating lease expenses, excluding variable lease payments, were $2.3 million and $1.5 million for the three months ended February 29, 2024 and February 28, 2023, respectively. Short-term lease expense was not material for the periods presented.
Other information related to leases were as follows (in thousands):

	Three Months Ended
	February 29, 2024	February 28, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Cash flows from operating leases	$1,918	$1,388
7. Common Stock
The Company’s Restated Certificate of Incorporation authorizes the Company to issue up to 500,000,000 shares of common stock, $0.001 par value per share, as of February 29, 2024 and November 30, 2023. Holders of common stock are entitled to dividends when and if declared by the Company’s board of directors, subject to the prior rights of the holders of shares of preferred stock. The holder of each share of common stock is entitled to one vote. As of February 29, 2024, no dividends have been declared.
In July 2022, the Company issued pre-funded warrants to purchase an aggregate of 6,814,920 shares of the Company’s common stock in RDOs at a price of $13.939 per pre-funded warrant. The pre-funded warrants were immediately exercisable, have an exercise price of $0.001 and may be exercised at any time after the date of issuance. A holder of pre-funded warrants may not exercise the warrant if the holder, together with its affiliates, would beneficially own more than 9.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to such exercise. A holder of the pre-funded warrants may increase or decrease this percentage not in excess of 19.99% by providing at least 61 days’ prior notice to the Company. As of February 29, 2024, there were pre-funded warrants to purchase an aggregate of 6,097,560 shares of the Company's common stock that remained available for exercise.

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
Common stock reserved for future issuance, on an as-if converted basis, as of February 29, 2024 and November 30, 2023, consists of the following:

	February 29, 2024	November 30, 2023
Options to purchase common stock issued and outstanding	9,931,118	8,340,968
Restricted stock units issued and outstanding	2,268,207	1,246,031
Shares available for future equity grants	705,607	1,614,035
Shares available for issuance under employee stock purchase plan	1,843,908	1,530,281
Pre-funded warrants issued and outstanding	6,097,560	6,097,560
Total common stock reserved for future issuance	20,846,400	18,828,875
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
Option activity under the Stock Plans is set forth below:

	Number of options outstanding	Weighted- average exercise price
Balances as of November 30, 2023	8,340,968	$17.17
Options granted	1,948,929	8.73
Options exercised	(75,362)	4.71
Options forfeited	(283,417)	17.64
Balances as of February 29, 2024	9,931,118	$15.59
RSU activity under the Stock Plans is set forth below:

	Number of RSUs	Weighted-average grant date fair value
Balances as of November 30, 2023	1,246,031	$12.58
RSUs granted	1,335,343	8.73
RSUs vested	(171,030)	14.87
RSUs forfeited	(142,137)	12.06
Balances as of February 29, 2024	2,268,207	$10.17
Employee Stock Purchase Plan
Under the Company’s 2020 Employee Stock Purchase Plan (the ESPP), eligible employees are entitled to purchase shares of common stock with accumulated payroll deductions. During the three months ended February 29, 2024, the Company issued 173,558 shares of common stock pursuant to the ESPP at a weighted-average price of $7.31 per share.

Stock-Based Compensation
Stock-based compensation expense related to the Stock Plans and the ESPP that is included in the Company’s condensed consolidated statements of operations is as follows (in thousands):

	Three Months Ended
	February 29, 2024	February 28, 2023
Research and development	$3,827	$5,154
General and administrative	3,995	3,327
Total stock-based compensation	$7,822	$8,481
As of February 29, 2024, the total compensation cost related to stock-based awards not yet recognized was $65.3 million, which is expected to be amortized on a straight-line basis over the weighted-average remaining vesting period of approximately 2.3 years.
9. Defined Contribution Plan
The Company sponsors a defined-contribution savings plan under Section 401(k) of the Internal Revenue Code of 1986, as amended (the 401(k) Plan), which provides for the Company to make discretionary matching or discretionary annual contributions to the 401(k) Plan, for its employees. Substantially all of the Company’s employees are eligible to participate in the 401(k) Plan. Employees may contribute a percentage of their annual compensation to the plan, subject to statutory limitations. The Company has made contributions to the 401(k) Plan and recorded contribution expense of $0.4 million and $0.6 million during the three months ended February 29, 2024 and February 28, 2023, respectively.
10. Income Taxes
For the three months ended February 29, 2024, the Company recorded an income tax provision of $90,000. For the three months ended February 28, 2023, the Company did not record any current income tax expense or provision. Deferred income taxes reflect the net tax effects of loss and credit carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Realization of the deferred tax assets is dependent upon future taxable income, the amount, if any, and timing of which are uncertain. The Company has generated losses since inception and has established a valuation allowance to offset deferred tax assets as of February 29, 2024 and February 28, 2023 due to the uncertainty of realizing future tax benefits from its net operating loss carryforwards and other deferred tax assets.
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

11. Net Loss Per Share
The following table sets forth the computation of the Company’s basic and diluted net loss per share attributable to common stockholders, which excludes shares which are legally outstanding but subject to repurchase by the Company (in thousands, except share and per share data):

	Three Months Ended
	February 29, 2024	February 28, 2023
Numerator:
Net loss	$(41,518)	$(40,733)
Denominator:
Weighted-average number of shares outstanding, basic and diluted(1)	54,903,407	54,028,238
Net loss per share, basic and diluted	$(0.76)	$(0.75)

(1)
The shares underlying the pre-funded warrants to purchase shares of the Company’s common stock have been included in the calculation of the weighted-average number of shares outstanding, basic and diluted, for the three months ended February 29, 2024 and February 28, 2023.

The following potentially dilutive securities were excluded from the computation of the diluted net loss per share of common stock for the periods presented because their effect would have been anti-dilutive:

	February 29,	February 28,
	2024	2023
Options to purchase common stock issued and outstanding	9,931,118	9,535,402
Options early exercised subject to vesting	1,144	17,069
Restricted stock units issued and outstanding	2,268,207	1,595,025
Shares expected to be purchased under employee stock purchase plan	111,236	103,194
Total	12,311,705	11,250,690
12. Related Party Transactions
The Company’s Chief Financial Officer is a trustee for the multiple employer welfare association that facilitates the acquisition and administration of the Company’s healthcare plans. Expenses related to the healthcare plan premiums were $1.1 million for both the three months ended February 29, 2024 and February 28, 2023. As of February 29, 2024 and November 30, 2023, the amount recorded in accounts payable and accrued expenses and other current liabilities in connection with this healthcare plan provider was not material.
13. Subsequent Events
Refer to Note 3 for more information on the Company's collaborations with Gilead and Sanofi under the Gilead Agreement and the Sanofi Agreement, respectively.
In March 2024, the Company entered into a second amendment (the "Second Amendment") to the Lease Agreement (the “Lease Agreement”), dated as of June 21, 2021, by and between the Company and ARE-San Francisco No. 19 LLC (the “Lessor”), as amended by the First Amendment to Lease Agreement, dated June 28, 2023, by and between the Company and Lessor. The Second Amendment extends the lease of approximately 19,320 square feet of office space in San Francisco, California by approximately ten months. The minimum rent payable by the Company under the Second Amendment will be approximately $0.1 million per month. The Company will also be required to pay its proportionate share of operating expenses, as defined in the Lease Agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with (1) the unaudited condensed consolidated financial statements and the related notes included in Part I, Item 1 of this Quarterly Report on Form 10‑Q and (2) the audited financial statements and related notes and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended November 30, 2023 included in our Annual Report on Form 10‑K filed on February 15, 2024. As discussed in the section titled “Special Note Regarding Forward Looking Statements,” the following discussion and analysis contains forward looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those identified below and those discussed in the section titled “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10‑Q.
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
NX‑2127: We are currently treating patients in a Phase 1a/1b dose-escalation and cohort expansion study of NX-2127 in patients with relapsed or refractory B-cell malignancies. We have initiated Phase 1b expansion cohorts for patients with relapsed CLL, diffuse large B-cell lymphoma (DLBCL) and mantle cell lymphoma (MCL). In March 2024, the FDA lifted the partial clinical hold on the U.S. Phase 1a/1b study evaluating NX-2127 in adults with relapsed/refractory B-cell malignancies. We plan to reinitiate enrollment with the new chirally controlled drug substance in a standard dose escalation study within the current Phase 1a/1b trial.
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
We have entered into several revenue generating collaborations with large biopharmaceutical companies, including with Gilead, Sanofi and Seagen (now a part of Pfizer), to leverage our DELigase platform for drug discovery. These collaborations allow us to further advance our future pipeline with multiple currently identified targets included in these collaborations. In aggregate, we have received $413.0 million in non-dilutive financing from our collaborators to date, and as of February 29, 2024, we are eligible to receive up to $7.6 billion in potential future fees and milestone payments, as well as royalties on future product sales. We retain certain options for co-development, co-commercialization and profit sharing in the United States for multiple drug candidates, pursuant to these collaborations.
Collaborations Agreements
Gilead
In June 2019, we entered into a global strategic collaboration agreement with Gilead (as subsequently amended, the Gilead Agreement) to discover, develop and commercialize a pipeline of targeted protein degradation drugs for patients with cancer and other challenging diseases using our DELigase platform to identify novel agents that utilize E3 ligases to induce degradation of five specified drug targets. In August 2019 and September 2022, we and Gilead entered into the First Amendment and the Second Amendment, respectively, to the Gilead Agreement to clarify certain language of the Gilead Agreement. These amendments had no impact on revenue recognition. In February and March 2024, as part of the existing collaboration agreement, Gilead elected to extend the five-year initial research term by two years for certain drug targets (Gilead Research Term Extension). The Gilead Research Term Extension triggered a $15.0 million payment that we expect to receive in the second quarter of fiscal year 2024.
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
Upon signing the Gilead Agreement, Gilead paid us an upfront payment of $45.0 million, plus $3.0 million in additional fees. In addition, from the signing of the Gilead Agreement to February 29, 2024, we have received payments of $47.0 million for research milestones and additional payments and $20.0 million for a license option exercise payment. As of February 29, 2024, we are eligible to receive up to approximately $1.8 billion in total additional payments based on certain additional fees, payments and the successful completion of certain preclinical, clinical, development and sales milestones. We also are eligible to receive mid-single digit to low tens percentage tiered royalties on annual net sales from any commercial products directed to the optioned collaboration targets, subject to certain reductions and excluding sales in the United States of any products for which we exercise our option to co-develop and co-promote, for which the parties share profits and losses evenly.

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
We recognized collaboration revenue from the Gilead Agreement of $4.6 million and $7.4 million during the three months ended February 29, 2024 and February 28, 2023, respectively. As of February 29, 2024 and November 30, 2023, there was $5.3 million and $10.0 million, respectively, of deferred revenue related to payments received by us under the Gilead Agreement.
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
In January 2021, we and Sanofi entered into the First Amendment to the Sanofi Agreement to modify the research term on all targets. In December 2021, we and Sanofi entered into the Second Amendment to the Sanofi Agreement to extend the substitution deadline on certain targets. In July 2022, we and Sanofi entered into the Third Amendment to the Sanofi Agreement to further extend the substitution deadline on certain targets. The extensions of the substitution deadline had no impact on revenue recognition. Also in July 2022, Sanofi elected to replace certain drug targets, and the substitution extended the research term of those targets by one year to 5.25 years and increased overall forecasted costs, which had an immaterial impact on revenue recognition. In August 2022 and November 2023, we and Sanofi entered into the Fourth Amendment and Fifth Amendment, respectively, to the Sanofi Agreement to modify the research plan for certain targets, which had no impact on revenue recognition. In March 2024, we and Sanofi entered into the Sixth Amendment to the Sanofi Agreement to extend the research term for the collaboration target STAT6 (signal transducer and activator of transcription 6), a key drug target in type 2 inflammation, by two years, which is expected to increase overall forecasted costs and have an impact on revenue recognition.
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

Upon signing the Sanofi Agreement, Sanofi paid us an upfront payment of $55.0 million. Subsequently, in January 2021, Sanofi paid us an additional $22.0 million to exercise its option to expand the number of targets beyond the initial targets included in the collaboration. In addition, from the signing of the Sanofi Agreement to February 29, 2024, we received payments of $11.0 million for research milestones. Additionally, we achieved a research milestone in February 2024 and received a payment of $2.0 million in the second quarter of fiscal year 2024. As of February 29, 2024, we are eligible to receive up to approximately $2.4 billion in total additional payments based on certain additional fees, payments and the successful completion of certain research development, regulatory and sales milestones, as well as mid-single digit to low teen percentage tiered royalties on annual net sales of any commercial products that may result from the collaboration, subject to certain reductions and excluding sales in the United States of any products for which we exercise our option to co-develop and co-promote, for which the parties share profits and losses evenly.
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
We recognized collaboration revenue from the Sanofi Agreement of $8.3 million and $5.3 million during the three months ended February 29, 2024 and February 28, 2023, respectively. As of February 29, 2024 and November 30, 2023, there was $22.5 million and $24.9 million, respectively, of deferred revenue related to payments received by us under the Sanofi Agreement.
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
We recognized collaboration revenue from the Pfizer Agreement of $3.7 million during the three months ended February 29, 2024. As of February 29, 2024 and November 30, 2023, there was $54.7 million and $58.3 million, respectively, of deferred revenue related to payments received by us under the Pfizer Agreement.

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
Since inception, we have generally incurred significant losses and negative cash flows from operations. During the three months ended February 29, 2024 and February 28, 2023, we incurred net losses of $41.5 million and $40.7 million, respectively. As of February 29, 2024, we had an accumulated deficit of $586.7 million. These losses have resulted primarily from costs incurred in connection with research and development activities and general and administrative costs associated with our operations.
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
As of February 29, 2024, we had $254.3 million in cash, cash equivalents and marketable securities. We expect that our existing cash, cash equivalents and marketable securities are sufficient to fund our operations for at least the next 12 months. See the section titled “—Liquidity and Capital Resources” for more information. To finance our operations beyond that point, we will need to raise substantial additional capital to complete the development and commercialization of our drug candidates. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing and distribution arrangements. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans.
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
The ultimate extent of the impact of global economic conditions on our business remains highly uncertain and will depend on future developments and factors that continue to evolve. Most of these developments and factors are outside of our control and could exist for an extended period of time. As a result, we are subject to continuing risks and uncertainties and continue to closely monitor the impact of the current conditions on our business. For more information regarding these risks and uncertainties, see the section titled “Risk Factors” in this Quarterly Report on Form 10-Q.

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
We expect our research and development expenses to increase for the foreseeable future as we conduct clinical trials for our drug candidates, continue to invest in research and development activities for discovery programs and preclinical studies, pursue regulatory approval of our drug candidates and expand our drug candidate pipeline. The process of conducting the necessary preclinical and clinical research to obtain regulatory approval is costly and time-consuming. To the extent that our drug candidates advance to and continue to advance through clinical trials, our expenses will continue increasing substantially and may become more variable. The actual probability of success for our drug candidates may be affected by a variety of factors, including the safety and efficacy of our drug candidates, investment in our clinical programs, the ability of collaborators to successfully develop our licensed drug candidates, manufacturing capability, competition with other products and commercial viability. As a result of these variables, we are unable to determine when and to what extent we will generate revenue from the commercialization and sale of our drug candidates. We may never succeed in achieving regulatory approval for any of our drug candidates.

General and Administrative Expenses
General and administrative expenses consist primarily of payroll and personnel expenses, including benefits and stock-based compensation, facilities-related expenses and professional fees for legal, consulting and audit and tax services. We expect our general and administrative expenses to increase for the foreseeable future as we continue to improve our infrastructure, operate as a public company and support our research and development activities. This may include expenses related to compliance with the rules and regulations of the Securities and Exchange Commission and listing standards applicable to companies listed on a national securities exchange, additional insurance, investor relations activities and other administrative and professional services.
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
Critical Accounting Policies and Estimates
Our management’s discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP). The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, as well as the reported revenue generated and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on other relevant assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
Our critical accounting policies and more significant areas involving management’s judgments and estimates used in preparation of our condensed consolidated financial statements are discussed in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended November 30, 2023. There have been no significant changes to these policies for the three months ended February 29, 2024.
Recent Accounting Pronouncements
See Note 2, “Summary of Significant Accounting Policies—Recently Adopted Accounting Pronouncements” to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information.

Results of Operations
Comparison of the three months ended February 29, 2024 and February 28, 2023
Our results of operations for the three months ended February 29, 2024 and February 28, 2023 are summarized as follows (in thousands):

	Three Months Ended		Change
	February 29, 2024	February 28, 2023
Revenue:
Collaboration revenue	$16,585	$12,685	$3,900
Total revenue	16,585	12,685	3,900
Operating expenses:
Research and development	50,005	45,816	4,189
General and administrative	11,799	9,821	1,978
Total operating expenses	61,804	55,637	6,167
Loss from operations	(45,219)	(42,952)	(2,267)
Interest and other income, net	3,791	2,219	1,572
Loss before income taxes	(41,428)	(40,733)	(695)
Provision for income taxes	90	—	90
Net loss	$(41,518)	$(40,733)	$(785)
Collaboration Revenue
Our collaboration revenue for the three months ended February 29, 2024 and February 28, 2023 is summarized as follows (in thousands):

	Three Months Ended		Change
	February 29, 2024	February 28, 2023
Gilead	$4,616	$7,358	$(2,742)
Sanofi	8,312	5,327	2,985
Pfizer	3,657	—	3,657
Total collaboration revenue	$16,585	$12,685	$3,900
Our collaboration revenue increased by $3.9 million during the three months ended February 29, 2024 compared to the three months ended February 28, 2023 primarily due to the recognition of revenue from our collaboration with Pfizer that was entered into in the fourth quarter of fiscal year 2023, and increased effort resulting in a higher percentage of completion of performance obligation under our collaboration with Sanofi in the current period. The increase in revenue under our collaboration with Sanofi was also due to the achievement of a research milestone that resulted in the cumulative catch up in revenue for activities satisfied in previous periods. The decrease in revenue under our collaboration with Gilead was primarily due to a decrease in activity as we approach the end of the initial five year research term.

Research and Development Expenses
Our research and development expenses for the three months ended February 29, 2024 and February 28, 2023 are summarized as follows (in thousands):

	Three Months Ended		Change
	February 29, 2024	February 28, 2023
Compensation and related personnel costs	$19,684	$20,150	$(466)
Stock-based compensation	3,827	5,179	(1,352)
Supplies and contract research	10,895	9,424	1,471
Preclinical activities	284	206	78
Contract manufacturing	2,445	1,444	1,001
Clinical costs	5,468	3,230	2,238
Facility and other costs	7,402	6,183	1,219
Total research and development expenses	$50,005	$45,816	$4,189
Our research and development expenses increased by $4.2 million during the three months ended February 29, 2024 compared to the three months ended February 28, 2023. There was an increase in clinical costs and contract manufacturing costs as we continued our clinical trial programs and ongoing patient enrollment and an increase in supplies to support our collaboration with Pfizer. There was also an increase in facility and other costs primarily driven by our lease in The Woodlands, Texas. There was a decrease in non-cash stock-based compensation expense primarily due to the cancellation of incentive stock options and restricted stock units (RSUs).
General and Administrative Expenses
Our general and administrative expenses increased by $2.0 million during the three months ended February 29, 2024 compared to the three months ended February 28, 2023. There was an increase in non-cash stock-based compensation expense primarily driven by the increased issuance of RSUs and incentive stock options and an increase in professional service costs and other costs.
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
In August 2021, we entered into an Equity Distribution Agreement with Piper Sandler & Co. (Piper Sandler) pursuant to which, from time to time, we may offer and sell through Piper Sandler up to $150.0 million of the common stock registered under our shelf registration statement on Form S-3 pursuant to one or more “at the market” offerings. We are not required to sell any shares at any time during the term of the Equity Distribution Agreement. We agreed to pay Piper Sandler a commission of 3% of the gross sales price of any shares sold pursuant to the Equity Distribution Agreement. In June 2022, we issued and sold 2,000,000 shares of common stock under the Equity Distribution Agreement at a price of $10.0001 per share of common stock for net proceeds of approximately $19.3 million after deducting offering commissions and expenses paid by us (the June 2022 ATM Offering). As of February 29, 2024, we had $130.0 million of common stock remaining available for sale under the Equity Distribution Agreement.

In July 2022, we entered into separate securities purchase agreements with certain purchasers to issue and sell pre‑funded warrants to purchase an aggregate of 6,814,920 shares of our common stock in registered direct offerings (RDOs) at a price of $13.939 per pre-funded warrant. Net proceeds from the RDOs were approximately $94.8 million, after deducting offering expenses of $0.2 million. The pre-funded warrants were immediately exercisable, have an exercise price of $0.001 and may be exercised at any time after the date of issuance. A holder of the pre-funded warrants may not exercise the warrant if the holder, together with its affiliates, would beneficially own more than 9.99% of the number of shares of our common stock outstanding immediately after giving effect to such exercise. A holder of the pre-funded warrants may increase or decrease this percentage not in excess of 19.99% by providing us at least 61 days’ prior notice. As of February 29, 2024, a total of 6,097,560 pre-funded warrants remained available for exercise.
Funding Requirements
As of February 29, 2024, our operations have primarily been funded through the net proceeds from equity offerings of $650.5 million and proceeds from collaborations of $413.0 million. We do not have any products approved for sale, and we have not generated any revenue from product sales. As of February 29, 2024, we had $254.3 million in cash, cash equivalents and marketable securities.
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

Our contractual obligations mostly consist of our operating lease obligations for facilities in San Francisco, California and The Woodlands, Texas. Our total operating lease commitments as of February 29, 2024, were approximately $40.5 million, of which $7.5 million is expected to be paid within the next 12 months. In addition, we enter into agreements in the normal course of business with contract research organizations for clinical trials and with vendors for preclinical studies and other services and products for operating purposes, which are generally cancelable upon written notice.
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
Cash flows
Our cash flows for the three months ended February 29, 2024 and February 28, 2023 are summarized as follows (in thousands):

	Three Months Ended
	February 29, 2024	February 28, 2023
Cash used in operating activities	$(41,951)	$(48,452)
Cash provided by investing activities	35,513	16,068
Cash provided by financing activities	1,624	1,481
Net decrease in cash, cash equivalents and restricted cash	$(4,814)	$(30,903)
Operating activities
Net cash used in operating activities was $42.0 million for the three months ended February 29, 2024 and consisted of a net loss of $41.5 million and an increase in net assets of $10.2 million, offset by non-cash adjustments of $9.8 million. The increase in net assets consisted of a decrease in deferred revenue of $12.6 million, which included an increase in contract assets of $2.0 million related to the achievement of a milestone under the Sanofi Agreement, as we increased effort in our programs and recognized revenue, a decrease in operating lease liabilities of $1.5 million due to lease payments made during the period and a decrease in accounts payable of $0.9 million from payments to vendors, offset by an increase in accrued expenses and other liabilities of $3.6 million primarily due to the accrual of compensation and other related personnel costs and a decrease in prepaid and other assets of $1.2 million primarily due to the recognition of expenses for prepaid services. Non-cash adjustments primarily consisted of stock-based compensation expenses of $7.8 million, depreciation and amortization expenses of $2.0 million, amortization of operating lease right-of-use (ROU) assets of $1.8 million and net accretion of discount on marketable securities of $1.9 million.
Net cash used in operating activities was $48.5 million for the three months ended February 28, 2023 and consisted of a net loss of $40.7 million and an increase in net assets of $18.6 million, offset by non-cash adjustments of $10.9 million. The increase in net assets consisted of a decrease in deferred revenue of $9.2 million as we increased effort in our programs and recognized revenue, a decrease in accrued expenses and other liabilities of $6.9 million primarily related to the payment of annual incentive compensation, an increase in prepaid expenses and other assets of $1.6 million primarily related to reimbursement receivables for landlord-owned improvements and a decrease in operating lease liabilities of $1.3 million due to lease payments made during the period. Non-cash adjustments primarily consisted of stock-based compensation expenses of $8.5 million, depreciation and amortization expenses of $1.8 million and amortization of operating lease ROU assets of $1.4 million.
Investing activities
Net cash provided by investing activities was $35.5 million for the three months ended February 29, 2024 and consisted of the maturity of marketable securities of $93.2 million, offset by the purchase of marketable securities of $54.8 million and the purchase of property and equipment of $2.9 million.
Net cash provided by investing activities was $16.1 million for the three months ended February 28, 2023 and consisted of the maturity of marketable securities of $41.0 million, offset by the purchase of marketable securities of $22.6 million and the purchase of property and equipment of $2.3 million.
Financing activities
Net cash provided by financing activities was $1.6 million for the three months ended February 29, 2024 and consisted primarily of proceeds from the issuance of common stock under our Employee Stock Purchase Plan (ESPP).

Net cash provided by financing activities was $1.5 million for the three months ended February 28, 2023 and consisted primarily of proceeds from the issuance of common stock under our ESPP.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide this information.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our President and Chief Executive Officer and our Chief Financial Officer, our principal executive officer and principal accounting and financial officer, respectively, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of February 29, 2024.
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our President and Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of February 29, 2024.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended February 29, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Our net loss was $143.9 million for the fiscal year ended November 30, 2023, and $41.5 million for the three months ended February 29, 2024. As of February 29, 2024, we had an accumulated deficit of $586.7 million. To date, we have not generated any revenue from product sales and have financed our operations primarily through our collaborations and sales of our equity interests. We are in the early stages of development of our drug candidates. Our lead drug candidates, NX-5948, NX-2127 and NX-1607, are in the early stages of clinical development. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We anticipate that our operating expenses and capital expenditure requirements will increase substantially if and as we:
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
We had cash, cash equivalents and marketable securities of $254.3 million as of February 29, 2024. We believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our operating expenses and capital expenditure requirements through at least the next 12 months. However, our future capital requirements and the period for which we expect our existing resources to support our operations may vary significantly from what we expect, and we may need to seek additional funds sooner than planned. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans. Our future capital requirements will depend on many factors, including:
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
We have established manufacturing relationships with a limited number of suppliers to manufacture raw materials and the drug substance of any drug candidate for which we are currently pursuing, or may in the future pursue, preclinical or clinical development. Our systems for complying with current good manufacturing practices (cGMPs), manufacturing process development with our third-party manufacturers and scale-up are at an early stage. The actual cost to manufacture and process our drug candidates could be greater than we expect and could materially and adversely affect the commercial viability of our drug candidates. We or any of our third-party manufacturers may encounter difficulties in production, including contamination, equipment failure, improper installation or operation of equipment, vendor or operator error, inconsistency in yields, variability in product characteristics and difficulties in scaling the production process. Even minor deviations from normal manufacturing processes could result in reduced production yields, product defects and other supply disruptions. If we or any of our third-party manufacturers encounter such difficulties, our ability to provide supply of our current or future drug candidates for clinical trials, our ability to obtain marketing approval or our ability to provide supply of our drug candidates for patients, if approved, could be delayed or stopped. For example, in October 2023, following our communication to the FDA of our intention to transition to an improved manufacturing process for NX-2127, the FDA placed a partial clinical hold on our ongoing Phase 1 clinical trial evaluating NX-2127. We actively engaged in discussions with FDA as part of our efforts to lift the partial clinical hold, and in March 2024, the FDA lifted the partial clinical hold. There can be no assurance that we can address any issues resulting in any future partial or full clinical hold in a timely manner or at all, and we may incur additional expenses in connection with our efforts to address a partial or full clinical hold or advance our clinical programs.
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
Our estimated addressable markets and market opportunities for our drug candidates are based on a variety of inputs, including data published by third parties, our own market insights and internal market intelligence and internally generated data and assumptions. We have not independently verified any third-party information and cannot be assured of its accuracy or completeness. Market opportunity estimates, whether obtained or derived from third-party sources or developed internally, are subject to significant uncertainty and are based on assumptions and estimates that may prove inaccurate. Although we believe our market opportunity estimates are reasonable, such information is inherently imprecise. In addition, our assumptions and estimates of market opportunities are necessarily subject to a high degree of uncertainty and risk due to a variety of factors, including but not limited to those described in this Quarterly Report on Form 10-Q. If this third-party or internally generated data prove to be inaccurate or if we make errors in our assumptions based on that data, our actual market may be more limited than we estimate it to be. In addition, these inaccuracies or errors may cause us to misallocate capital and other critical business resources, which could harm our business.

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
If our collaborations do not result in the successful development and commercialization of products, or if one of our collaborators terminates its agreement with us, we may not receive any future research funding or milestone or royalty payments under the collaboration. If we do not receive the funding we expect under these agreements, our development of drug candidates could be delayed, and we may need additional resources to develop drug candidates. In addition, if one of our collaborators terminates its agreement with us, we may find it more difficult to find a suitable replacement collaborator or attract new collaborators, and our development programs may be delayed or the perception of us in the business and financial communities could be adversely affected. Moreover, all of the risks relating to product development, marketing approval and commercialization described in this Quarterly Report on Form 10-Q apply to the activities of our collaborators.
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
We may choose to raise additional capital in the future, depending on market conditions, strategic considerations and operational requirements. For example, in March 2021, we sold an additional 5,175,000 shares of our common stock in a follow-on public offering. In addition, we currently have on file with the SEC a shelf registration statement on Form S-3 which allows us to offer and sell up to $450.0 million of our registered common stock, preferred stock, debt securities, warrants, subscriptions rights and or units from time to time pursuant to one or more offerings at prices and terms to be determined at the time of sale. In August 2021, we entered into an Equity Distribution Agreement with Piper Sandler & Co. (Piper Sandler) pursuant to which, from time to time, we may offer and sell through Piper Sandler up to $150.0 million of the common stock registered under the shelf registration statement pursuant to one or more “at the market” offerings. In June 2022, we issued and sold 2,000,000 shares of common stock under the Equity Distribution Agreement to Piper Sandler for net proceeds of approximately $19.3 million, after deducting offering commissions and expenses paid by us. As of February 29, 2024, we had $130.0 million of common stock remaining available for sale pursuant to the Equity Distribution Agreement. Sales of our common stock under the Equity Distribution Agreement with Piper Sandler could be subject to business, economic or competitive uncertainties and contingencies, many of which may be beyond our control, and which could cause actual results from the sale of our common stock to differ materially from expectations. In addition, in July 2022, we entered into separate Securities Purchase Agreements with certain purchasers to issue and sell pre-funded warrants to purchase an aggregate of 6,814,920 shares of our common stock in registered direct offerings for gross proceeds to us of $95.0 million before deducting offering expenses. Such pre-funded warrants are immediately exercisable, have an exercise price of $0.001 and may be exercised at any time after the date of issuance. To the extent additional capital is raised through the sale and issuance of shares or other securities convertible into shares, the ownership interest of our stockholders will be diluted. Future issuances of our common stock or other equity securities, or the perception that such sales may occur, could adversely affect the trading price of our common stock and impair our ability to raise capital through future offerings of shares or equity securities. No prediction can be made as to the effect, if any, that future sales of common stock or the availability of common stock for future sales will have on the trading price of our common stock.
We will not receive a significant amount, or potentially any, additional funds upon the exercise of our pre-funded warrants; however, any exercise would increase the number of shares eligible for future resale in the public market and result in substantial dilution to our stockholders.
As of February 29, 2024, we have issued pre-funded warrants to purchase a total of 6,814,920 shares of our common stock, of which 6,097,560 were outstanding as of February 29, 2024. Each pre-funded warrant is exercisable for $0.001 per share of common stock underlying such pre-funded warrant, which may be paid by way of a cashless exercise, meaning that the holder may not pay a cash purchase price upon exercise, but instead would receive upon such exercise the net number of shares of common stock determined according to the formula set forth in the pre-funded warrant. Accordingly, we will not receive a significant amount, or potentially any, additional funds upon the exercise of the pre-funded warrants. To the extent such pre-funded warrants are exercised, additional shares of common stock will be issued for nominal or no additional consideration, which will result in substantial dilution to the then existing holders of our common stock and will increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of the common stock, causing our stock price to decline.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Use of Proceeds from Registered Securities
None.
Unregistered Sales of Equity Securities
None.
Purchases of Equity Securities by Issuers and Affiliated Purchasers
The table below provides information with respect to recent repurchases of shares of our common stock:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share
December 1, 2023 – December 31, 2023	—	—
January 1, 2024 – January 31, 2024	—	—
February 1, 2024 – February 29, 2024	1,548	$9.57
(1) All of the shares repurchased, as reflected in the column above, were repurchases of unvested shares of our common stock that had been issued upon the early exercise of stock options. Upon termination of employment of a person holding unvested shares, we are entitled to repurchase the unvested shares.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
(c) Director and Section 16 Officer Rule 10b5-1 Trading Arrangements
On February 29, 2024, Christine Ring, Ph.D., J.D., Chief Legal Officer and Chief Compliance Officer of the Company, entered into a prearranged written stock sale plan (Rule 10b5-1 Plan) in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (Exchange Act). The Rule 10b5-1 Plan was entered into during an open trading window in accordance with the Company’s policies regarding transactions in the Company’s securities and is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. The Rule 10b5-1 Plan provides for the potential sale of an aggregate of up to 111,060 shares of the Company’s common stock issuable upon the exercise of option awards granted to Dr. Ring under the Company’s 2012 Equity Incentive Plan and 2020 Equity Incentive Plan, so long as the market price of the Company’s common stock is higher than certain minimum threshold prices specified in the Rule 10b5-1 Plan. A portion of the shares are expected to be sold in the market to cover the exercise price and taxes associated with the exercise of the options. The remaining shares underlying the options will be sold in the open market at the times and prices specified in the Rule 10b5-1 Plan. The first potential sale date under the Rule 10b5-1 Plan is May 30, 2024. The Rule 10b5-1 Plan expires on February 15, 2025, or upon the earlier completion of all authorized transactions under such Rule 10b5-1 Plan.
The Rule 10b5-1 Plan includes a representation from Ms. Ring to the broker administering the Rule 10b5-1 Plan that she was not in possession of any material nonpublic information regarding the Company or the securities subject to the Rule 10b5-1 Plan at the time it was entered into. A similar representation was made to the Company in connection with the adoption of the Rule 10b5-1 Plan under the Company’s policies regarding transactions in the Company’s securities. Those representations were made as of the date of adoption of the Rule 10b5-1 Plan, and speak only as of such date. In making those representations, there is no assurance with respect to any material nonpublic information of which the insider was unaware, or with respect to any material nonpublic information acquired by the insider or the Company after the date of the representation.

No other director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K, during the three months ended February 29, 2024.

Item 6. Exhibits

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

10.1*	Sixth Amendment to Collaboration and License Agreement, dated March 6, 2024, by and between the Registrant and Genzyme Corporation					X

10.2	Second Amendment to Lease Agreement, dated March 25, 2024, by and between ARE-San Francisco No. 19 Owner, LLC and the Registrant					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1†	Certification of Principal Executive Officer and Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	Inline XBRL Instance Document - the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File (formatted as Inline XBRL and included in exhibit 101)					X

*	Registrant has omitted portions of the exhibit as permitted under Item 601(b)(10) of Regulation S-K

†	The certifications furnished in Exhibits 32.1 hereto are deemed to accompany this Quarterly Report on Form 10-Q and are not deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall they be deemed incorporated by reference into any filing under the Securities Act of the Exchange Act.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NURIX THERAPEUTICS, INC.

Date: April 10, 2024	By:	/s/ ARTHUR T. SANDS
Arthur T. Sands, M.D., Ph.D.
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: April 10, 2024	By:	/s/ HANS VAN HOUTE
Hans van Houte
Chief Financial Officer (Principal Financial and Accounting Officer)