Form 10-Q
period 2024-05-31
Nurix Therapeutics, Inc.
filed 2024-07-11
CIK 1549595

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________________________________________________________
FORM 10-Q
______________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2024
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 1, 2024, the Registrant had 64,411,870 shares of common stock, $0.001 par value per share, outstanding.

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
•Even if we are able to commercialize any drug candidates, the products may become subject to unfavorable pricing regulations, third-party reimbursement practices or healthcare reform initiatives, or fail to secure a positive health technology assessment, which would harm our business.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
NURIX THERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

	May 31, 2024	November 30, 2023
Assets
Current assets:
Cash and cash equivalents	$116,790	$54,627
Marketable securities, current	326,349	233,281
Prepaid expenses and other current assets	7,078	7,595
Total current assets	450,217	295,503
Marketable securities, non‑current	9,380	7,421
Operating lease right-of-use assets	28,835	31,142
Property and equipment, net	18,557	16,808
Restricted cash	901	901
Other assets	3,141	3,823
Total assets	$511,031	$355,598
Liabilities and stockholdersʼ equity
Current liabilities:
Accounts payable	$2,813	$6,401
Accrued expenses and other current liabilities	23,263	24,970
Operating lease liabilities, current	7,934	7,489
Deferred revenue, current	46,769	48,098
Total current liabilities	80,779	86,958
Operating lease liabilities, net of current portion	20,885	23,125
Deferred revenue, net of current portion	38,674	45,022
Total liabilities	140,338	155,105
Commitments and contingencies (Note 6)
Stockholdersʼ equity:
Preferred stock, $0.001 par value— 10,000,000 shares authorized as of May 31, 2024 and November 30, 2023; no shares issued and outstanding as of May 31, 2024 and November 30, 2023	—	—
Common stock, $0.001 par value— 500,000,000 shares authorized as of May 31, 2024 and November 30, 2023; 64,356,535 and 48,718,552 shares issued and outstanding as of May 31, 2024 and November 30, 2023, respectively	64	49
Additional paid-in capital	1,002,028	746,299
Accumulated other comprehensive loss	(135)	(655)
Accumulated deficit	(631,264)	(545,200)
Total stockholdersʼ equity	370,693	200,493
Total liabilities and stockholdersʼ equity	$511,031	$355,598
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NURIX THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended May 31,		Six Months Ended May 31,
	2024	2023	2024	2023
Revenue:
Collaboration revenue	$12,092	$10,676	$28,677	$23,361
License revenue	—	20,000	—	20,000
Total revenue	12,092	30,676	28,677	43,361
Operating expenses:
Research and development	48,922	45,763	98,927	91,579
General and administrative	11,710	11,678	23,509	21,499
Total operating expenses	60,632	57,441	122,436	113,078
Loss from operations	(48,540)	(26,765)	(93,759)	(69,717)
Interest and other income, net	4,084	2,488	7,875	4,707
Loss before income taxes	(44,456)	(24,277)	(85,884)	(65,010)
Provision for income taxes	90	—	180	—
Net loss	$(44,546)	$(24,277)	$(86,064)	$(65,010)
Net loss per share, basic and diluted	$(0.71)	$(0.45)	$(1.47)	$(1.20)
Weighted-average number of shares outstanding, basic and diluted	62,377,551	54,259,045	58,660,900	54,144,909
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NURIX THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended May 31,		Six Months Ended May 31,
	2024	2023	2024	2023
Net loss	$(44,546)	$(24,277)	$(86,064)	$(65,010)
Other comprehensive income, net of tax:
Unrealized gain on available-for-sale marketable securities	215	1,344	520	2,416
Total comprehensive loss	$(44,331)	$(22,933)	$(85,544)	$(62,594)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NURIX THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)
(unaudited)

	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Shares	Amount
Balance as of November 30, 2022	47,172,299	$47	$709,220	$(4,319)	$(401,252)	$303,696
Exercise of stock options	8,768	—	28	—	—	28
Vesting of restricted stock units	98,571	—	—	—	—	—
Vesting of early exercised stock options	—	—	31	—	—	31
Issuance under employee stock purchase plan	165,215	—	1,453	—	—	1,453
Stock-based compensation	—	—	8,505	—	—	8,505
Unrealized gain on available-for-sale marketable securities	—	—	—	1,072	—	1,072
Net loss	—	—	—	—	(40,733)	(40,733)
Balance as of February 28, 2023	47,444,853	47	719,237	(3,247)	(441,985)	274,052
Exercise of pre-funded warrants	148,497	1	—	—	—	1
Exercise of stock options	5,597	—	24	—	—	24
Vesting of restricted stock units	32,261	—	—	—	—	—
Vesting of early exercised stock options	—	—	31	—	—	31
Stock-based compensation	—	—	8,746	—	—	8,746
Unrealized gain on available-for-sale marketable securities	—	—	—	1,344	—	1,344
Net loss	—	—	—	—	(24,277)	(24,277)
Balance as of May 31, 2023	47,631,208	$48	$728,038	$(1,903)	$(466,262)	$259,921

	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Shares	Amount
Balance as of November 30, 2023	48,718,552	$49	$746,299	$(655)	$(545,200)	$200,493
Exercise of stock options	75,362	—	355	—	—	355
Vesting of restricted stock units	171,030	—	—	—	—	—
Vesting of early exercised stock options	—	—	21	—	—	21
Repurchase of unvested early exercised stock	(1,548)	—	—	—	—	—
Issuance under employee stock purchase plan	173,558	—	1,269	—	—	1,269
Stock-based compensation	—	—	7,823	—	—	7,823
Unrealized gain on available-for-sale marketable securities	—	—	—	305	—	305
Net loss	—	—	—	—	(41,518)	(41,518)
Balance as of February 29, 2024	49,136,954	49	755,767	(350)	(586,718)	168,748
Issuance of common stock and pre-funded warrants in connection with equity financing, net of issuance costs of $12,518	11,916,667	12	188,720	—	—	188,732
Issuance of common stock in "at the market" financing, net of issuance costs of $1,684	3,194,809	3	48,466	—	—	48,469
Exercise of stock options	24,108	—	216	—	—	216
Vesting of restricted stock units	83,997	—	—	—	—	—
Vesting of early exercised stock options	—	—	12	—	—	12
Stock-based compensation	—	—	8,847	—	—	8,847
Unrealized gain on available-for-sale marketable securities	—	—	—	215	—	215
Net loss	—	—	—	—	(44,546)	(44,546)
Balance as of May 31, 2024	64,356,535	$64	$1,002,028	$(135)	$(631,264)	$370,693
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NURIX THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended May 31,
	2024	2023
Cash flows from operating activities
Net loss	$(86,064)	$(65,010)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,375	3,648
Stock-based compensation	16,667	17,204
Net accretion of discount on marketable securities	(4,089)	(1,808)
Loss on disposal of property and equipment	—	96
Amortization of operating lease right-of-use assets	3,604	2,865
Changes in operating assets and liabilities:
Prepaid expenses and other assets	1,337	515
Accounts payable	(3,471)	(1,839)
Deferred revenue	(7,677)	(14,861)
Operating lease liabilities	(3,092)	(3,084)
Accrued expenses and other current liabilities	(3,246)	(4,647)
Net cash used in operating activities	(81,656)	(66,921)
Cash flows from investing activities
Purchases of marketable securities	(279,921)	(83,353)
Maturities of marketable securities	189,185	146,609
Purchases of property and equipment	(4,821)	(3,357)
Net cash (used in) provided by investing activities	(95,557)	59,899
Cash flows from financing activities
Proceeds from issuances of common stock and pre-funded warrants in equity financing, net of issuance costs	188,902	—
Proceeds from issuances of common stock in "at the market" financing, net of issuance costs	48,649	—
Proceeds from exercise of stock options	571	53
Proceeds from issuance under employee stock purchase plan	1,269	1,453
Repurchase of unvested early exercised stock options	(15)	—
Net cash provided by financing activities	239,376	1,506
Net increase (decrease) in cash, cash equivalents and restricted cash	62,163	(5,516)
Cash, cash equivalents and restricted cash at beginning of period	55,528	65,375
Cash, cash equivalents and restricted cash at end of period	$117,691	$59,859
Supplemental disclosures of non-cash investing and financing activities:
Additions to property and equipment included in accounts payable and accrued expenses and other current liabilities	$1,932	$3,045
Right-of-use assets recognized in exchange for lease obligations	$1,297	$—
Capitalized stock-based compensation related to internal-use software development	$3	$47
Issuance costs related to equity financing included in accrued expenses and other current liabilities	$170	$—
Deferred issuance costs recognized related to the "at the market" financing	$180	$—
Vesting of early exercised stock options	$33	$62

	As of May 31,
	2024	2023
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$116,790	$58,958
Restricted cash	901	901
Total cash, cash equivalents and restricted cash	$117,691	$59,859
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
Equity Distribution Agreement
In August 2021, the Company filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission (SEC), which was amended in February 2023 (the Shelf Registration Statement). The Shelf Registration Statement, which includes a base prospectus, allows the Company at any time to offer and sell up to $450.0 million of the Company’s registered common stock, preferred stock, debt securities, warrants, subscriptions rights and/or units or any combination of securities described in the prospectus in one or more offerings. In addition, in August 2021, the Company entered into an Equity Distribution Agreement with Piper Sandler & Co. (Piper Sandler) pursuant to which, from time to time, the Company may offer and sell through Piper Sandler up to $150.0 million of the common stock registered under the Shelf Registration Statement pursuant to one or more “at the market” offerings.
The Company is not required to sell any shares at any time during the term of the Equity Distribution Agreement. The Company agreed to pay Piper Sandler a commission of 3% of the gross sales price of any shares sold pursuant to the Equity Distribution Agreement. In June 2022, the Company issued and sold 2,000,000 shares of common stock under the Equity Distribution Agreement at a price of $10.00 per share of common stock for net proceeds of $19.3 million after deducting offering commissions and expenses paid by the Company. In May 2024, the Company issued and sold 3,194,809 shares of common stock under the Equity Distribution Agreement at various prices ranging from $15.50 to $16.00 for total net proceeds of $48.5 million, after deducting offering commissions and expenses paid by the Company. As of May 31, 2024, the Company had $79.8 million of common stock remaining available for sale under the Equity Distribution Agreement.
In June 2024, the Company filed an automatic shelf registration statement on Form S-3ASR (the Automatic Shelf Registration Statement). The Automatic Shelf Registration Statement, which includes a base prospectus, allows the Company at any time to offer and sell the Company’s registered common stock, preferred stock, debt securities, warrants, subscriptions rights and/or units or any combination of securities described in the prospectus in one or more offerings. On July 11, 2024, the Company entered into an amendment to the Equity Distribution Agreement, pursuant to which, from time to time, the Company may offer and sell through Piper Sandler up to $150.0 million of common stock registered under the Automatic Shelf Registration Statement pursuant to one or more “at the market” offerings. As of July 11, 2024, the Company had $150.0 million of common stock remaining available for sale under the Equity Distribution Agreement.
Public Offering
In April 2024, the Company completed a public offering (2024 Public Offering) made pursuant to the Shelf Registration Statement and issued 11,916,667 shares of common stock (including the exercise by the underwriters of their option to purchase an additional 1,750,000 shares of common stock) at a price to the public of $15.00 per share, and pre-funded warrants to purchase an aggregate of 1,500,100 shares of the Company’s common stock at a price of $14.999 per pre-funded warrant (the 2024 Pre-Funded Warrants). Net proceeds from the 2024 Public Offering were approximately $188.7 million, after deducting offering commissions and expenses of $12.5 million. Refer to Note 7 for more information regarding the 2024 Pre-Funded Warrants.

Registered Direct Offerings
In July 2022, the Company entered into separate securities purchase agreements with certain purchasers to issue and sell pre‑funded warrants to purchase an aggregate of 6,814,920 shares of the Company’s common stock in registered direct offerings (RDOs) at a price of $13.939 per pre-funded warrant (the 2022 Pre-Funded Warrants). Net proceeds from the RDOs were $94.8 million, after deducting offering expenses of $0.2 million. Refer to Note 7 for more information regarding the 2022 Pre-Funded Warrants.
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
The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As of May 31, 2024, the Company had cash, cash equivalents and short-term marketable securities of $443.1 million and an accumulated deficit of $631.3 million. Management believes that its cash, cash equivalents and short-term marketable securities are sufficient to continue operating activities for at least 12 months following the issuance date of these condensed consolidated financial statements. Future capital requirements will depend on many factors, including the timing and extent of spending on research and development and payments the Company may receive under its collaboration agreements with Sanofi, Gilead and Pfizer or future collaboration agreements, if any. There can be no assurance that, in the event the Company requires additional financing, such financing will be available at terms acceptable to the Company if at all. If additional capital is not available, failure to generate sufficient cash flows from operations, raise additional capital and reduce discretionary spending could have a material adverse effect on the Company’s ability to achieve its intended business objectives. Management considered whether there are conditions or events that raise substantial doubt about the Company’s ability to continue as a going concern and evaluated the funds necessary to maintain operations. Based on the Company’s current forecast of future operating results, the Company has concluded that its cash, cash equivalents and short-term marketable securities are sufficient to continue operating activities for at least 12 months following the issuance date of these condensed consolidated financial statements.
2. Summary of Significant Accounting Policies
Basis of Presentation
The Company’s condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) and applicable rules and regulations of the SEC regarding interim financial reporting. The Company’s condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for the fair statement of the Company’s financial position as of and for the three and six months ended May 31, 2024. The condensed consolidated balance sheet as of November 30, 2023, was derived from the audited annual financial statements as of that date. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted from these interim financial statements. These interim financial statements and related disclosures have been prepared with the presumption that users of the interim financial statements have read or have access to the audited annual financial statements for the preceding fiscal year. Accordingly, these financial statements should be read in conjunction with the audited annual financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended November 30, 2023, as filed with the SEC on February 15, 2024. These interim results are not necessarily indicative of results to be expected for the full fiscal year or any future interim period.
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
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentration of credit risk consist of cash, cash equivalents and marketable securities. The Company’s marketable securities consist of debt securities issued by the U.S. federal government or state and local governments. The Company’s exposure to any individual corporate entity is limited by policy. Deposits may, at times, exceed federally insured limits. The Company invests its cash equivalents in highly rated money market funds. During the periods presented, the Company has not experienced any losses on its deposits of cash, cash equivalents or marketable securities.
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
3. Collaboration Agreements
Gilead
In June 2019, the Company entered into a global strategic collaboration agreement with Gilead (as subsequently amended, the Gilead Agreement) to discover, develop and commercialize a pipeline of targeted protein degradation drugs for patients with cancer and other challenging diseases using the Company’s DELigase platform to identify novel agents that utilize E3 ligases to induce degradation of five specified drug targets. In August 2019 and September 2022, the Company and Gilead entered into the First Amendment and the Second Amendment, respectively, to the Gilead Agreement to clarify certain language of the Gilead Agreement. These amendments had no impact on revenue recognition. In February and March 2024, as part of the existing collaboration agreement, Gilead elected to extend the five-year initial research term by two years for certain drug targets (Gilead Research Term Extension). The Gilead Research Term Extension triggered a $15.0 million payment that the Company received in the second quarter of fiscal year 2024.

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
Upon signing the Gilead Agreement, Gilead paid the Company an upfront payment of $45.0 million plus $3.0 million in additional fees. In addition, from the signing of the Gilead Agreement to May 31, 2024, the Company has received payments of $47.0 million for research milestones and additional payments, $20.0 million for a license option exercise payment and $15.0 million in research term extension fees. As of May 31, 2024, the Company is eligible to receive up to approximately $1.8 billion in total additional payments, including payments of up to $513.5 million upon the achievement of specified research and development milestones, up to $60.0 million in certain additional fees related to target licensing and reservation and up to $1.2 billion upon the achievement of certain sales milestones. The Company also is eligible to receive mid-single digit to low tens percentage tiered royalties on annual net sales from any commercial products directed to the optioned collaboration targets, subject to certain reductions and excluding sales in the United States of any products for which the Company exercises its option to co-develop and co-promote, for which the parties share profits and losses evenly.
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

In order to determine the transaction price, the Company evaluated all the payments to be received during the duration of the contract. Certain milestone payments and additional fees were considered variable consideration, which were not included in the transaction price based on the most likely amount method as of May 31, 2024. The Company re-evaluates the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur. The Company determined that the transaction price at the inception of the initial research term consisted of the upfront payment of $45.0 million and $3.0 million in additional fees. Upon the achievement of research milestones and additional fees related to target reservations, $47.0 million in variable consideration was added to the transaction price, and a cumulative effect was recorded as revenue in the period the transaction price increased. The transaction price is recognized as collaboration revenue using the cost-based input method over the estimated initial research term of five years, which represents the estimated timing of completion of the identified deliverables. Additionally, the Company considered the impact of Gilead terminating the Gilead Agreement prior to the completion of the research services during the five-year initial research term and determined that there were significant economic costs to Gilead for doing so, and as such, did not adjust the contract term. The Gilead Research Term Extension, which has a term of two years and did not represent a material right at the inception of the Gilead Agreement, because it does not contain a significant and incremental discount, will be accounted for as a separate contract commencing in June 2024.
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
For the three and six months ended May 31, 2024, the Company recognized collaboration revenue related to the Gilead Agreement of $4.9 million and $9.5 million, respectively, all of which was included in deferred revenue as of November 30, 2023. For the three and six months ended May 31, 2023, the Company recognized collaboration revenue related to the Gilead Agreement of $5.7 million and $13.1 million, respectively, of which $5.7 million and $8.5 million, respectively, was included in deferred revenue as of November 30, 2022, and zero and $4.1 million, respectively, was related to activities satisfied in previous periods. The Company also recognized $20.0 million in license revenue received pursuant to the Gilead License Option Exercise during the three and six months ended May 31, 2023. As of May 31, 2024, deferred revenue related to the Gilead Agreement was $15.5 million, of which $9.0 million was current. As of November 30, 2023, deferred revenue related to the Gilead Agreement was $10.0 million, all of which was current.
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
Upon signing the Sanofi Agreement, Sanofi paid the Company an upfront payment of $55.0 million. Subsequently, in January 2021, Sanofi paid the Company an additional $22.0 million to exercise its option to expand the number of targets beyond the initial targets included in the collaboration. In addition, from the signing of the Sanofi Agreement to May 31, 2024, the Company has received payments of $13.0 million for research milestones. As of May 31, 2024, the Company is eligible to receive up to approximately $2.4 billion in total additional payments, including payments of up to $487.0 million upon the achievement of specified research and development milestones, up to $78.5 million in certain additional fees related to target licensing and reservation, up to $625.0 million upon the achievement of specified regulatory milestones and up to $1.3 billion upon the achievement of certain sales milestones. The Company is also eligible to receive mid-single digit to low teen percentage tiered royalties on annual net sales of any commercial products that may result from the collaboration, subject to certain reductions and excluding sales in the United States of any products for which the Company exercises its option to co-develop and co-promote, for which the parties share profits and losses evenly.
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

In order to determine the transaction price, the Company evaluated all the payments to be received during the duration of the contract. Certain milestone payments and additional fees were considered variable consideration, which were not included in the transaction price based on the most likely amount method as of May 31, 2024. The Company re-evaluates the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur. At the inception of the Sanofi Agreement, the Company determined that the transaction price consisted of the upfront payment of $55.0 million for three initial drug targets and $22.0 million for two additional targets. Subsequently, upon the achievement of research milestones, $13.0 million in variable consideration was added to the transaction price, and a cumulative effect was recorded as revenue in the period the transaction price increased. Revenue is recognized using the cost-based input method over the research term of 4.25 years, the revised research period that was agreed to in January 2021 in the First Sanofi Amendment for certain targets, and 5.25 years, the revised research period due to the target substitutions in July 2022, for certain other targets. The research period for STAT6 was extended as part of the Sixth Sanofi Amendment and a cumulative effect was recorded in the second quarter of fiscal year 2024.
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
For the three and six months ended May 31, 2024, the Company recognized collaboration revenue related to the Sanofi Agreement of $2.0 million and $10.3 million, respectively, of which $2.0 million and $8.8 million, respectively, was included in deferred revenue as of November 30, 2023, and zero and $1.2 million, respectively, was related to activities satisfied in previous periods. For the three and six months ended May 31, 2023, the Company recognized collaboration revenue related to the Sanofi Agreement of $5.0 million and $10.3 million, respectively, of which $5.0 million and $9.8 million, respectively, was included in deferred revenue as of November 30, 2022, and zero and $0.4 million, respectively, was related to activities satisfied in previous periods. As of May 31, 2024, deferred revenue related to the Sanofi Agreement was $20.5 million, of which $20.4 million was current. As of November 30, 2023, deferred revenue related to the Sanofi Agreement was $24.9 million, of which $20.3 million was current, and included $4.0 million in contract assets representing the unbilled amount related to the research milestone achieved in November 2023.
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
Under the terms of the Pfizer Agreement, the Company received an upfront payment of $60.0 million. In addition, the Company achieved a research milestone in May 2024 and expects to receive a payment of $5.0 million in the third quarter of fiscal year 2024. The Company is eligible to receive up to approximately $3.4 billion in contingent payments across multiple programs, including payments of up to $631.0 million upon the achievement of specified research and development milestones, up to $19.5 million in certain additional fees related to target licensing and reservation, up to $873.0 million upon the achievement of specified regulatory milestones and up to $1.8 billion upon the achievement of certain sales milestones. The Company is also eligible for mid-single to low double digit percentage tiered royalties on future sales.

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
In order to determine the transaction price, the Company evaluated all the payments to be received during the duration of the contract. Milestone payments and additional fees were considered variable consideration, which were not included in the transaction price based on the most likely amount method as of May 31, 2024. The Company re-evaluates the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur. The Company determined that the transaction price at the inception of the Pfizer Agreement consisted of the upfront payment of $60.0 million. Subsequently, upon the achievement of a research milestone, $5.0 million in variable consideration was added to the transaction price and a cumulative effect was recorded as revenue in the period the transaction price increased. The transaction price is recognized as collaboration revenue using the cost-based input method over the estimated research term of four years, which represents the estimated period to complete the identified deliverables. Additionally, the Company considered the impact of Pfizer terminating the Pfizer Agreement prior to the completion of the research services during the initial four-year research term and determined that there were significant economic costs to Pfizer for doing so, and as such, did not adjust the contract term.
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
For the three and six months ended May 31, 2024, the Company recognized collaboration revenue related to the Pfizer Agreement of $5.2 million and $8.9 million, respectively, of which $4.4 million and $8.1 million, respectively, was included in deferred revenue as of November 30, 2023 and $0.5 million and $0.1 million, respectively, was related to activities satisfied in previous periods. As of May 31, 2024, deferred revenue related to the Pfizer Agreement was $54.4 million, of which $22.3 million was current. As of November 30, 2023, deferred revenue related to the Pfizer Agreement was $58.3 million, of which $17.9 million was current.
4. Condensed Consolidated Balance Sheet Components
Property and Equipment, Net
Property and equipment, net, consisted of the following (in thousands):

	May 31, 2024	November 30, 2023
Laboratory equipment	$37,130	$32,239
Leasehold improvements	3,238	3,238
Computer equipment	895	938
Furniture and fixtures	1,013	652
Software	5,376	5,403
Software in progress	613	587
Total property and equipment, gross	48,265	43,057
Less: Accumulated depreciation and amortization	(29,708)	(26,249)
Total property and equipment, net	$18,557	$16,808

Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	May 31, 2024	November 30, 2023
Accrued compensation	$9,174	$15,303
Accrued clinical, contract research and lab supplies	10,430	7,131
Accrued professional services	1,945	1,755
Accrued taxes	710	30
Other	1,004	751
Total accrued expenses and other current liabilities	$23,263	$24,970
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
The following tables present the Company’s investments, which consist of cash equivalents and available-for-sale marketable securities, that are measured at fair value on a recurring basis as of May 31, 2024 and November 30, 2023 (in thousands):

May 31, 2024	Level	Amortized cost	Unrealized gain	Unrealized loss	Estimated fair value
Money market funds	Level 1	$77,138	$—	$—	$77,138
U.S. treasury securities	Level 1	316,454	56	(49)	316,461
U.S. government agency securities	Level 2	36,824	1	(77)	36,748
Long-term marketable securities:
U.S. treasury securities	Level 1	1,954	—	—	1,954
U.S. government agency securities	Level 2	7,493	—	(67)	7,426
Total		$439,863	$57	$(193)	$439,727
Included in cash and cash equivalents		$103,990	$8	$—	$103,998
Included in marketable securities, current		$326,426	$49	$(126)	$326,349
Included in marketable securities, non-current		$9,447	$—	$(67)	$9,380

November 30, 2023	Level	Amortized cost	Unrealized gain	Unrealized loss	Estimated fair value
Money market funds	Level 1	$44,187	$—	$—	$44,187
U.S. treasury securities	Level 1	160,991	61	(29)	161,023
Corporate debt securities	Level 2	3,487	—	(56)	3,431
U.S. government agency securities	Level 2	69,389	5	(567)	68,827
Long-term marketable securities:
U.S. government agency securities	Level 2	7,490	—	(69)	7,421
Total		$285,544	$66	$(721)	$284,889
Included in cash and cash equivalents		$44,187	$—	$—	$44,187
Included in marketable securities, current		$233,867	$66	$(652)	$233,281
Included in marketable securities, non-current		$7,490	$—	$(69)	$7,421
The accrued interest receivable related to the Company’s marketable securities was $0.6 million and $0.8 million as of May 31, 2024 and November 30, 2023, respectively, and was included in prepaid expenses and other current assets on the condensed consolidated balance sheet. Long-term marketable securities held by the Company generally mature within two years from the balance sheet date.
The Company classifies its money market funds and U.S. treasury securities, which are valued based on quoted market prices in active markets with no valuation adjustment, as Level 1 assets within the fair value hierarchy.
The Company classifies its marketable securities in corporate debt securities, U.S. government agency securities, corporate commercial paper and foreign government securities as Level 2 assets within the fair value hierarchy. The fair values of these marketable securities are estimated by taking into consideration valuations obtained from third-party pricing services. The pricing services utilize industry standard valuation models, including both income- and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of and broker/dealer quotes on the same or similar securities, issuer credit spreads, benchmark securities, prepayment/default projections based on historical data and other observable inputs. There were no transfers of financial instruments between valuation levels during the three and six months ended May 31, 2024 and 2023.
As of May 31, 2024 and November 30, 2023, the unrealized losses for available-for-sale securities were non-credit related, and the Company does not intend to sell the securities that were in an unrealized loss position, nor will it be required to sell those securities before recovery of their amortized cost basis, which may be maturity. As of May 31, 2024 and November 30, 2023, no allowance for credit losses for the Company’s marketable securities was recorded. During the three and six months ended May 31, 2024 and 2023, the Company did not recognize any impairment losses related to marketable securities.
6. Commitments and Contingencies
Legal Proceedings
From time to time, the Company may be involved in legal proceedings in the ordinary course of business. The Company accrues a liability for such matters when it is probable that future expenditures will be made and that such expenditures can be reasonably estimated. Significant judgment is required to determine both probability and the estimated amount. Legal fees and other costs associated with such actions are expensed as incurred. As of May 31, 2024, the Company was not a party to any material legal proceedings.
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
In July 2021, the Company entered into a lease agreement for the lease of approximately 19,320 square feet of office space in a different building in San Francisco, California (the Mission Bay Lease). The lease commenced in December 2021 and will expire in June 2024, unless terminated earlier. In March 2024, the Company entered into a second amendment (the Second Amendment) to the Mission Bay Lease. The Second Amendment extends the lease term by approximately ten months. The minimum rent payable by the Company under the Second Amendment is approximately $0.1 million per month.
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
The Company is required to pay base rent plus its proportionate share of operating expenses, as defined in the applicable lease agreement on all of its leases. Variable lease payments related to operating expenses, including utilities, maintenance costs and real estate taxes, were $1.8 million and $3.3 million for the three and six months ended May 31, 2024, respectively, and $1.8 million and $3.1 million for the three and six months ended May 31, 2023, respectively.
Operating lease expenses, excluding variable lease payments, were $2.2 million and $4.5 million for the three and six months ended May 31, 2024, respectively, and $1.5 million and $3.0 million for the three and six months ended May 31, 2023, respectively. Short-term lease expense was not material for the periods presented.
Other information related to leases were as follows (in thousands):

	Six Months Ended May 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Cash flows from operating leases	$4,037	$2,778
7. Common Stock
The Company’s Restated Certificate of Incorporation authorizes the Company to issue up to 500,000,000 shares of common stock, $0.001 par value per share, as of May 31, 2024 and November 30, 2023. Holders of common stock are entitled to dividends when and if declared by the Company’s board of directors, subject to the prior rights of the holders of shares of preferred stock. The holder of each share of common stock is entitled to one vote. As of May 31, 2024, no dividends have been declared.
In July 2022, the Company issued the 2022 Pre-Funded Warrants to purchase an aggregate of 6,814,920 shares of the Company’s common stock at a price of $13.939 per pre-funded warrant. As of May 31, 2024, a total of 6,097,560 of the 2022 Pre-Funded Warrants remained available for exercise.
In April 2024, the Company issued the 2024 Pre-Funded Warrants to purchase an aggregate of 1,500,100 shares of the Company’s common stock at a price of $14.999 per pre-funded warrant. As of May 31, 2024, all of the 2024 Pre-Funded Warrants remained available for exercise.

All pre-funded warrants were immediately exercisable at issuance, have an exercise price of $0.001 and may be exercised at any time after the date of issuance. A holder of pre-funded warrants may not exercise the warrant if the holder, together with its affiliates, would beneficially own more than 9.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to such exercise. A holder of the pre-funded warrants may increase or decrease this percentage not in excess of 19.99% by providing at least 61 days’ prior notice to the Company.
The pre-funded warrants were classified as a component of permanent equity in the Company's condensed consolidated balance sheet as they are freestanding financial instruments that are immediately exercisable, do not embody an obligation for the Company to repurchase its own shares and permit the holders to receive a fixed number of shares of common stock upon exercise. All of the shares underlying the pre-funded warrants have been included in the weighted-average number of shares of common stock used to calculate net loss per share, basic and diluted, attributable to common stockholders because the shares may be issued for little or no consideration, are fully vested and are exercisable after the original issuance date of the pre-funded warrants.
Common stock reserved for future issuance, on an as-if converted basis, as of May 31, 2024 and November 30, 2023, consists of the following:

	May 31, 2024	November 30, 2023
Options to purchase common stock issued and outstanding	9,972,005	8,340,968
Restricted stock units issued and outstanding	2,110,719	1,246,031
Shares available for future equity grants	714,103	1,614,035
Shares available for issuance under employee stock purchase plan	1,843,908	1,530,281
Pre-funded warrants issued and outstanding	7,597,660	6,097,560
Total common stock reserved for future issuance	22,238,395	18,828,875
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
Option activity under the Stock Plans is set forth below:

	Number of options outstanding	Weighted- average exercise price
Balances as of November 30, 2023	8,340,968	$17.17
Options granted	2,321,241	9.65
Options exercised	(99,470)	5.74
Options forfeited	(590,734)	18.90
Balances as of May 31, 2024	9,972,005	$15.43
RSU activity under the Stock Plans is set forth below:

	Number of RSUs	Weighted-average grant date fair value
Balances as of November 30, 2023	1,246,031	$12.58
RSUs granted	1,349,905	8.79
RSUs vested	(255,027)	13.96
RSUs forfeited	(230,190)	11.92
Balances as of May 31, 2024	2,110,719	$10.06

Employee Stock Purchase Plan
Under the Company’s 2020 Employee Stock Purchase Plan (the ESPP), eligible employees are entitled to purchase shares of common stock with accumulated payroll deductions. During the six months ended May 31, 2024, the Company issued 173,558 shares of common stock pursuant to the ESPP at a weighted-average price of $7.31 per share.
Stock-Based Compensation
Stock-based compensation expense related to the Stock Plans and the ESPP that is included in the Company’s condensed consolidated statements of operations is as follows (in thousands):

	Three Months Ended, May 31,		Six Months Ended May 31,
	2024	2023	2024	2023
Research and development	$4,285	$4,859	$8,112	$10,013
General and administrative	4,560	3,864	8,555	7,191
Total stock-based compensation	$8,845	$8,723	$16,667	$17,204
As of May 31, 2024, the total compensation cost related to stock-based awards not yet recognized was $57.2 million, which is expected to be amortized on a straight-line basis over the weighted-average remaining vesting period of approximately 2.1 years.
9. Defined Contribution Plan
The Company sponsors a defined-contribution savings plan under Section 401(k) of the Internal Revenue Code of 1986, as amended (the 401(k) Plan), which provides for the Company to make discretionary matching or discretionary annual contributions to the 401(k) Plan, for its employees. Substantially all of the Company’s employees are eligible to participate in the 401(k) Plan. Employees may contribute a percentage of their annual compensation to the plan, subject to statutory limitations. The Company has made contributions to the 401(k) Plan and recorded contribution expense of $0.4 million and $0.8 million during the three and six months ended May 31, 2024, respectively, $0.2 million and $0.8 million during the three and six months ended May 31, 2023, respectively.
10. Income Taxes
For the three and six months ended May 31, 2024, the Company recorded an income tax provision of $90,000 and $180,000, respectively. For the three and six months ended May 31, 2023, the Company did not record any current income tax expense or provision. Deferred income taxes reflect the net tax effects of loss and credit carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Realization of the deferred tax assets is dependent upon future taxable income, the amount, if any, and timing of which are uncertain. The Company has generated losses since inception and has established a valuation allowance to offset deferred tax assets as of May 31, 2024 and 2023 due to the uncertainty of realizing future tax benefits from its net operating loss carryforwards and other deferred tax assets.
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

11. Net Loss Per Share
The following table sets forth the computation of the Company’s basic and diluted net loss per share attributable to common stockholders, which excludes shares which are legally outstanding but subject to repurchase by the Company (in thousands, except share and per share data):

	Three Months Ended May 31,		Six Months Ended May 31,
	2024	2023	2024	2023
Numerator:
Net loss	$(44,546)	$(24,277)	$(86,064)	$(65,010)
Denominator:
Weighted-average number of shares outstanding, basic and diluted(1)	62,377,551	54,259,045	58,660,900	54,144,909
Net loss per share, basic and diluted	$(0.71)	$(0.45)	$(1.47)	$(1.20)

(1)
The shares underlying the pre-funded warrants to purchase shares of the Company’s common stock have been included in the calculation of the weighted-average number of shares outstanding, basic and diluted, for the three and six months ended May 31, 2024 and 2023.

The following potentially dilutive securities were excluded from the computation of the diluted net loss per share of common stock for the periods presented because their effect would have been anti-dilutive:

	May 31,
	2024	2023
Options to purchase common stock issued and outstanding	9,972,005	8,949,950
Options early exercised subject to vesting	—	11,893
Restricted stock units issued and outstanding	2,110,719	1,489,429
Shares expected to be purchased under employee stock purchase plan	110,065	102,506
Total	12,192,789	10,553,778
12. Related Party Transactions
The Company’s Chief Financial Officer is a trustee for the multiple employer welfare association that facilitates the acquisition and administration of the Company’s healthcare plans. Expenses related to the healthcare plan premiums were $1.0 million and $2.1 million for the three and six months ended May 31, 2024, respectively, and $1.1 million and $2.3 million for the three and six months ended May 31, 2023, respectively. As of May 31, 2024 and November 30, 2023, the amount recorded in accounts payable and accrued expenses and other current liabilities in connection with this healthcare plan provider was not material.
13. Subsequent Events
Refer to Note 1 for more information on the Company's Automatic Shelf Registration Statement filed in June 2024 and Equity Distribution Agreement entered into in July 2024.

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
We have entered into several revenue generating collaborations with large biopharmaceutical companies, including with Gilead, Sanofi and Seagen (now a part of Pfizer), to leverage our DELigase platform for drug discovery. These collaborations allow us to further advance our future pipeline with multiple currently identified targets included in these collaborations. In aggregate, we have received $430.0 million in non-dilutive financing from our collaborators to date, and as of May 31, 2024, we are eligible to receive up to $7.6 billion in potential future fees and milestone payments, as well as royalties on future product sales. We retain certain options for co-development, co-commercialization and profit sharing in the United States for multiple drug candidates, pursuant to these collaborations.
Collaborations Agreements
Gilead
In June 2019, we entered into a global strategic collaboration agreement with Gilead (as subsequently amended, the Gilead Agreement) to discover, develop and commercialize a pipeline of targeted protein degradation drugs for patients with cancer and other challenging diseases using our DELigase platform to identify novel agents that utilize E3 ligases to induce degradation of five specified drug targets. In August 2019 and September 2022, we and Gilead entered into the First Amendment and the Second Amendment, respectively, to the Gilead Agreement to clarify certain language of the Gilead Agreement. These amendments had no impact on revenue recognition. In February and March 2024, as part of the existing collaboration agreement, Gilead elected to extend the five-year initial research term by two years for certain drug targets (Gilead Research Term Extension). The Gilead Research Term Extension triggered a $15.0 million payment that we received in the second quarter of fiscal year 2024.
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
Upon signing the Gilead Agreement, Gilead paid us an upfront payment of $45.0 million, plus $3.0 million in additional fees. In addition, from the signing of the Gilead Agreement to May 31, 2024, we have received payments of $47.0 million for research milestones and additional payments, $20.0 million for a license option exercise payment and $15.0 million in research term extension fees. As of May 31, 2024, we are eligible to receive up to approximately $1.8 billion in total additional payments based on certain additional fees, payments and the successful completion of certain preclinical, clinical, development and sales milestones. We also are eligible to receive mid-single digit to low tens percentage tiered royalties on annual net sales from any commercial products directed to the optioned collaboration targets, subject to certain reductions and excluding sales in the United States of any products for which we exercise our option to co-develop and co-promote, for which the parties share profits and losses evenly.

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
We recognized collaboration revenue from the Gilead Agreement of $4.9 million and $9.5 million during the three and six months ended May 31, 2024, respectively, and $5.7 million and $13.1 million during the three and six months ended May 31, 2023, respectively. As of May 31, 2024 and November 30, 2023, there was $15.5 million and $10.0 million, respectively, of deferred revenue related to payments received by us under the Gilead Agreement.
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

Upon signing the Sanofi Agreement, Sanofi paid us an upfront payment of $55.0 million. Subsequently, in January 2021, Sanofi paid us an additional $22.0 million to exercise its option to expand the number of targets beyond the initial targets included in the collaboration. In addition, from the signing of the Sanofi Agreement to May 31, 2024, we received payments of $13.0 million for research milestones. As of May 31, 2024, we are eligible to receive up to approximately $2.4 billion in total additional payments based on certain additional fees, payments and the successful completion of certain research development, regulatory and sales milestones. We are also eligible to receive mid-single digit to low teen percentage tiered royalties on annual net sales of any commercial products that may result from the collaboration, subject to certain reductions and excluding sales in the United States of any products for which we exercise our option to co-develop and co-promote, for which the parties share profits and losses evenly.
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
We recognized collaboration revenue from the Sanofi Agreement of $2.0 million and $10.3 million during the three and six months ended May 31, 2024, respectively, and $5.0 million and $10.3 million during the three and six months ended May 31, 2023, respectively. As of May 31, 2024 and November 30, 2023, there was $20.5 million and $24.9 million, respectively, of deferred revenue related to payments received by us under the Sanofi Agreement.
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
Under the terms of the Pfizer Agreement, we received an upfront payment of $60.0 million. In addition, we achieved a research milestone in May 2024 and expect to receive a payment of $5.0 million in the third quarter of fiscal year 2024. We are eligible to receive up to approximately $3.4 billion in contingent payments based on specified research, development, regulatory and commercial milestones across multiple programs. We are also eligible for mid-single to low double digit percentage tiered royalties on future sales.
Subject to the exceptions described in the Pfizer Agreement, the Pfizer Agreement expires upon the first to occur of (1) the expiration of the last-to-expire option exercise period under the Pfizer Agreement if no such option has been exercised prior to such expiration and (2) the expiration of the last-to-expire royalty term under the Pfizer Agreement.
We recognized collaboration revenue from the Pfizer Agreement of $5.2 million and $8.9 million during the three and six months ended May 31, 2024, respectively. As of May 31, 2024 and November 30, 2023, there was $54.4 million and $58.3 million, respectively, of deferred revenue related to payments received by us under the Pfizer Agreement.

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
Since inception, we have generally incurred significant losses and negative cash flows from operations. During the six months ended May 31, 2024 and 2023, we incurred net losses of $86.1 million and $65.0 million, respectively. As of May 31, 2024, we had an accumulated deficit of $631.3 million. These losses have resulted primarily from costs incurred in connection with research and development activities and general and administrative costs associated with our operations.
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
As of May 31, 2024, we had $452.5 million in cash, cash equivalents and marketable securities. We expect that our existing cash, cash equivalents and marketable securities are sufficient to fund our operations for at least the next 12 months. See the section titled “—Liquidity and Capital Resources” for more information. To finance our operations beyond that point, we will need to raise substantial additional capital to complete the development and commercialization of our drug candidates. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing and distribution arrangements. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans.
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
Our critical accounting policies and more significant areas involving management’s judgments and estimates used in preparation of our condensed consolidated financial statements are discussed in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended November 30, 2023. There have been no significant changes to these policies for the three and six months ended May 31, 2024.
Recent Accounting Pronouncements
See Note 2, “Summary of Significant Accounting Policies—Recently Adopted Accounting Pronouncements” to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information.

Results of Operations
Comparison of the three and six months ended May 31, 2024 and 2023
Our results of operations for the three and six months ended May 31, 2024 and 2023 are summarized as follows (in thousands):

	Three Months Ended May 31,		Change	Six Months Ended May 31,		Change
	2024	2023		2024	2023
Revenue:
Collaboration revenue	$12,092	$10,676	$1,416	$28,677	$23,361	$5,316
License revenue	—	20,000	(20,000)	—	20,000	(20,000)
Total revenue	12,092	30,676	(18,584)	28,677	43,361	(14,684)
Operating expenses:
Research and development	48,922	45,763	3,159	98,927	91,579	7,348
General and administrative	11,710	11,678	32	23,509	21,499	2,010
Total operating expenses	60,632	57,441	3,191	122,436	113,078	9,358
Loss from operations	(48,540)	(26,765)	(21,775)	(93,759)	(69,717)	(24,042)
Interest and other income, net	4,084	2,488	1,596	7,875	4,707	3,168
Loss before income taxes	(44,456)	(24,277)	(20,179)	(85,884)	(65,010)	(20,874)
Provision for income taxes	90	—	90	180	—	180
Net loss	$(44,546)	$(24,277)	$(20,269)	$(86,064)	$(65,010)	$(21,054)
Collaboration Revenue
Our collaboration revenue for the three and six months ended May 31, 2024 and 2023 is summarized as follows (in thousands):

	Three Months Ended May 31,		Change	Six Months Ended May 31,		Change
	2024	2023		2024	2023
Gilead	$4,862	$5,708	$(846)	$9,478	$13,066	$(3,588)
Sanofi	1,996	4,968	(2,972)	10,308	10,295	13
Pfizer	5,234	—	5,234	8,891	—	8,891
Total collaboration revenue	$12,092	$10,676	$1,416	$28,677	$23,361	$5,316
Our collaboration revenue increased by $1.4 million during the three months ended May 31, 2024 compared to the three months ended May 31, 2023 primarily due to the recognition of revenue from our collaboration agreement with Pfizer that was entered into in the fourth quarter of fiscal year 2023. This increase in collaboration revenue was primarily offset by a decrease in revenue from our collaboration with Sanofi due to the extension of the research period and the associated increase in overall forecasted costs for the collaboration target STAT6 (signal transducer and activator of transcription 6), a key drug target in type 2 inflammation, pursuant to the Sixth Amendment to the Sanofi Agreement that we entered into in March 2024. The research period extension had a cumulative impact that decreased the revenue recognized in the current period. There was also a decrease in revenue from our collaboration with Gilead that was primarily due to a decrease in activity as we approach the end of the initial five year research term.
Our collaboration revenue increased by $5.3 million during the six months ended May 31, 2024 compared to the six months ended May 31, 2023 primarily due to the recognition of revenue from our collaboration agreement with Pfizer that we entered into in the fourth quarter of fiscal year 2023. This increase in collaboration revenue was offset by a decrease in revenue from our collaboration with Gilead that was primarily due to a decrease in activity as we approach the end of the initial five year research term. Additionally, there was an increase in revenue from our collaboration with Sanofi due to increased effort that resulted in a higher percentage of completion of our performance obligation and the achievement of a research milestone that resulted in the cumulative catch up in revenue for activities satisfied in previous periods, offset by a decrease in revenue due to the extension of the research period for a target pursuant to the Sixth Amendment to the Sanofi Agreement that we entered into in March 2024. The research period extension had a cumulative impact that decreased the revenue recognized in the current period.

License Revenue
Our license revenue was $20.0 million for the three and six months ended May 31, 2023 and is related to the Gilead License Option Exercise. There was no license revenue for the three and six months ended May 31, 2024.
Research and Development Expenses
Our research and development expenses for the three and six months ended May 31, 2024 and 2023 are summarized as follows (in thousands):

	Three Months Ended May 31,		Change	Six Months Ended May 31,		Change
	2024	2023		2024	2023
Compensation and related personnel costs	$16,501	$17,626	$(1,125)	$36,185	$37,800	$(1,615)
Stock-based compensation	4,285	4,859	(574)	8,112	10,014	(1,902)
Supplies and contract research	10,705	10,435	270	21,600	19,859	1,741
Preclinical activities	414	274	140	698	480	218
Contract manufacturing	2,873	1,816	1,057	5,318	3,260	2,058
Clinical costs	6,086	4,410	1,676	11,554	7,640	3,914
Facility and other costs	8,058	6,343	1,715	15,460	12,526	2,934
Total research and development expenses	$48,922	$45,763	$3,159	$98,927	$91,579	$7,348
Our research and development expenses increased by $3.2 million and $7.3 million during the three and six months ended May 31, 2024 compared to the three and six months ended May 31, 2023, respectively. For all periods presented, there was an increase in clinical costs and contract manufacturing costs as we continued our clinical trial programs and as a result of ongoing patient enrollment and an increase in supplies to support our collaboration with Pfizer. There was also an increase in facility and other costs primarily driven by our lease in The Woodlands, Texas. There was a decrease in compensation and related personnel costs and non-cash stock-based compensation expense due to a decrease in headcount.
General and Administrative Expenses
Our general and administrative expenses increased by $32,000 during the three months ended May 31, 2024 compared to the three months ended May 31, 2023. There was an increase in local taxes related to the upfront payment received pursuant to the Pfizer Agreement, offset by a decrease in professional service costs.
Our general and administrative expenses increased by $2.0 million during the six months ended May 31, 2024 compared to the six months ended May 31, 2023. There was an increase in non-cash stock-based compensation expense primarily driven by the increased issuance of restricted stock units and incentive stock options, an increase in local taxes related to the upfront payment received pursuant to the Pfizer Agreement and an increase in facility and other costs primarily driven by our lease in The Woodlands, Texas.
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

In August 2021, we entered into an Equity Distribution Agreement with Piper Sandler & Co. (Piper Sandler) pursuant to which, from time to time, we may offer and sell through Piper Sandler up to $150.0 million of the common stock registered under our shelf registration statement on Form S-3 pursuant to one or more “at the market” offerings. We are not required to sell any shares at any time during the term of the Equity Distribution Agreement. We agreed to pay Piper Sandler a commission of 3% of the gross sales price of any shares sold pursuant to the Equity Distribution Agreement. In June 2022, we issued and sold 2,000,000 shares of common stock under the Equity Distribution Agreement at a price of $10.00 per share of common stock for net proceeds of approximately $19.3 million after deducting offering commissions and expenses paid by us. In May 2024, we issued and sold 3,194,809 shares of common stock under the Equity Distribution Agreement at various prices ranging from $15.50 to $16.00 for total net proceeds of $48.5 million, after deducting offering commissions and expenses paid by us (the May 2024 ATM Financing). As of May 31, 2024, we had $79.8 million of common stock remaining available for sale under the Equity Distribution Agreement.
In June 2024, we filed an automatic shelf registration statement on Form S-3ASR (the Automatic Shelf Registration Statement). The Automatic Shelf Registration Statement, which includes a base prospectus, allows us at any time to offer and sell our registered common stock, preferred stock, debt securities, warrants, subscriptions rights and/or units or any combination of securities described in the prospectus in one or more offerings. On July 11, 2024, we entered into an amendment to the Equity Distribution Agreement, pursuant to which, from time to time, we may offer and sell through Piper Sandler up to $150.0 million of common stock registered under the Automatic Shelf Registration Statement pursuant to one or more “at the market” offerings. As of July 11, 2024, we had $150.0 million of common stock remaining available for sale under the Equity Distribution Agreement.
In July 2022, we entered into separate securities purchase agreements with certain purchasers to issue and sell pre‑funded warrants to purchase an aggregate of 6,814,920 shares of our common stock in registered direct offerings (RDOs) at a price of $13.939 per pre-funded warrant (the 2022 Pre-Funded Warrants). Net proceeds from the RDOs were approximately $94.8 million, after deducting offering expenses of $0.2 million. As of May 31, 2024, a total of 6,097,560 of the 2022 Pre-Funded Warrants remained available for exercise.
In April 2024, we completed an underwritten public offering (the 2024 Public Offering) and issued (a) 11,916,667 shares of common stock, which included 1,750,000 shares issued upon the exercise in full by our underwriters of their option to purchase additional shares of common stock, at a public offering price of $15.00 per share, and (b) pre-funded warrants to purchase 1,500,100 shares of our common stock (the 2024 Pre-Funded Warrants) at a public offering price of $14.999 per pre-funded warrant, which represents the per share public offering price for the common stock less a $0.001 per share exercise price for each pre-funded warrant. The net proceeds from this offering were approximately $188.7 million, after deducting underwriting discounts and commissions and offering expenses. As of May 31, 2024, all of the 2024 Pre-Funded Warrants remained available for exercise.
All issued pre-funded warrants were immediately exercisable, have an exercise price of $0.001 and may be exercised at any time after the date of issuance. A holder of the pre-funded warrants may not exercise the warrant if the holder, together with its affiliates, would beneficially own more than 9.99% of the number of shares of our common stock outstanding immediately after giving effect to such exercise. A holder of the pre-funded warrants may increase or decrease this percentage not in excess of 19.99% by providing us at least 61 days’ prior notice.
Funding Requirements
As of May 31, 2024, our operations have primarily been funded through the net proceeds from equity offerings of $887.7 million and proceeds from collaborations of $430.0 million. We do not have any products approved for sale, and we have not generated any revenue from product sales. As of May 31, 2024, we had $452.5 million in cash, cash equivalents and marketable securities.
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
Our contractual obligations mostly consist of our operating lease obligations for facilities in San Francisco, California and The Woodlands, Texas. Our total operating lease commitments as of May 31, 2024, were approximately $39.8 million, of which $8.1 million is expected to be paid within the next 12 months. In addition, we enter into agreements in the normal course of business with contract research organizations for clinical trials and with vendors for preclinical studies and other services and products for operating purposes, which are generally cancelable upon written notice.
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
Cash flows
Our cash flows for the six months ended May 31, 2024 and 2023 are summarized as follows (in thousands):

	Six Months Ended May 31,
	2024	2023
Cash used in operating activities	$(81,656)	$(66,921)
Cash (used in) provided by investing activities	(95,557)	59,899
Cash provided by financing activities	239,376	1,506
Net increase (decrease) in cash, cash equivalents and restricted cash	$62,163	$(5,516)

Operating activities
Net cash used in operating activities was $81.7 million for the six months ended May 31, 2024 and consisted of a net loss of $86.1 million and an increase in net assets of $16.1 million, offset by non-cash adjustments of $20.6 million. The increase in net assets consisted of a decrease in deferred revenue of $7.7 million, which included an increase in contract assets of $5.0 million related to the achievement of a milestone under the Pfizer Agreement, as we increased effort in our programs and recognized revenue, a decrease in accounts payable of $3.5 million from payments to vendors, a decrease in accrued expenses and other liabilities of $3.2 million primarily due to the payment of compensation and other related personnel costs and a decrease in operating lease liabilities of $3.1 million due to lease payments made during the period, offset by a decrease in prepaid and other assets of $1.3 million primarily due to the recognition of expenses for prepaid services. Non-cash adjustments primarily consisted of stock-based compensation expenses of $16.7 million, depreciation and amortization expenses of $4.4 million and amortization of operating lease right-of-use (ROU) assets of $3.6 million, offset by net accretion of discount on marketable securities of $4.1 million.
Net cash used in operating activities was $66.9 million for the six months ended May 31, 2023 and consisted of a net loss of $65.0 million and an increase in net assets of $23.9 million, offset by non-cash adjustments of $22.0 million. The increase in net assets consisted of a decrease in deferred revenue of $14.9 million as we increased effort in our programs and recognized revenue, a decrease in accrued expenses and other liabilities of $4.6 million primarily related to the payment of annual incentive compensation in the first quarter of fiscal year 2023, a decrease in operating lease liabilities of $3.1 million due to lease payments made during the period and a decrease in accounts payable of $1.8 million from payments to vendors. Non-cash adjustments primarily consisted of stock-based compensation expenses of $17.2 million, depreciation and amortization expenses of $3.6 million and amortization of operating lease ROU assets of $2.9 million.
Investing activities
Net cash used in investing activities was $95.6 million for the six months ended May 31, 2024 and primarily consisted of the purchase of marketable securities of $279.9 million, offset by the maturity of marketable securities of $189.2 million.
Net cash provided by investing activities was $59.9 million for the six months ended May 31, 2023 and consisted of the maturity of marketable securities of $146.6 million, offset by the purchase of marketable securities of $83.4 million and the purchase of property and equipment of $3.4 million.
Financing activities
Net cash provided by financing activities was $239.4 million for the six months ended May 31, 2024 and consisted primarily of net proceeds from our 2024 Public Offering and the May 2024 ATM Financing.
Net cash provided by financing activities was $1.5 million for the six months ended May 31, 2023 and consisted primarily of proceeds from the issuance of common stock under our Employee Stock Purchase Plan.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide this information.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our President and Chief Executive Officer and our Chief Financial Officer, our principal executive officer and principal accounting and financial officer, respectively, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of May 31, 2024.
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our President and Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of May 31, 2024.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended May 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Our net loss was $143.9 million for the fiscal year ended November 30, 2023, and $86.1 million for the six months ended May 31, 2024. As of May 31, 2024, we had an accumulated deficit of $631.3 million. To date, we have not generated any revenue from product sales and have financed our operations primarily through our collaborations and sales of our equity interests. We are in the early stages of development of our drug candidates. Our lead drug candidates, NX-5948, NX-2127 and NX-1607, are in the early stages of clinical development. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We anticipate that our operating expenses and capital expenditure requirements will increase substantially if and as we:
•increase enrollment in and further develop our drug candidates NX-5948, NX-2127 and NX-1607 through Phase 1 clinical trials;
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
We are in the early stages of clinical development of our lead drug candidates NX-5948, NX-2127 and NX-1607. We expect that it will be many years, if ever, before we have a drug candidate ready for commercialization. We may never succeed in these activities and, even if we do, may never generate revenues that are significant enough to achieve profitability. To become and remain profitable, we must succeed in developing, obtaining marketing approval for and commercializing products that generate significant revenue. This will require us to be successful in a range of challenging activities, including completing preclinical testing and clinical trials of our drug candidates, discovering additional drug candidates, establishing and maintaining arrangements with third parties for the manufacture of clinical supplies of our drug candidates, obtaining marketing approval for our drug candidates and manufacturing, marketing, selling and obtaining reimbursement for any products for which we may obtain marketing approval.
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
We had cash, cash equivalents and marketable securities of $452.5 million as of May 31, 2024. We believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our operating expenses and capital expenditure requirements through at least the next 12 months. However, our future capital requirements and the period for which we expect our existing resources to support our operations may vary significantly from what we expect, and we may need to seek additional funds sooner than planned. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans. Our future capital requirements will depend on many factors, including:
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
•the costs, timing and outcome of negotiations with pricing authorities and health technology assessment authorities;

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
In addition, we filed for and received an Innovation Passport designation for NX-1607 in the United Kingdom (UK) in February 2022. The Innovation Passport is the mandated entry point to the Innovative Licensing and Access Pathway (ILAP) in the UK to facilitate approval of and market access to an innovative medicine. Grant of the Innovation Passport paves the way for enhanced engagement with key stakeholders such as the Medicines and Healthcare products Regulatory Agency (MHRA), health technology agencies in the UK such as the National Institute for Health and Care Excellence or the Scottish Medicines Consortium and NHS England. However, although the goal of ILAP and the Innovation Passport is to reduce the time to market and enable earlier patient access, they do not accelerate conduct of clinical trials or mean that the regulatory requirements are less stringent, nor do they ensure that any NX-1607 marketing authorization application (MAA) will be approved or that any approval will be granted within any particular timeframe. Despite receiving an Innovation Passport designation, we may decide to delay or forego the commercialization of NX-1607 in the UK or the development may otherwise not proceed.

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
Further, we rely on third parties located in China for some of our contract manufacturing, and we expect to continue to use such third-party manufacturers for such purposes. For any activities conducted in China, we are exposed to the possibility of product supply disruption and increased costs in the event of changes in the policies of the United States or Chinese governments, political unrest or unstable economic conditions in China. Any unfavorable government policies on international trade, such as export controls, capital controls or tariffs, new legislation or regulations, renegotiation of existing trade agreements, or any retaliatory trade actions due to recent or future trade tension, may impede, delay, limit, or increase the cost of manufacturing our therapeutic candidates. Such events could result in our clinical or commercial supply of drug, packaging and other services being interrupted or limited, which could harm our business.
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
Even if we are able to commercialize any drug candidates, the products may become subject to unfavorable pricing regulations, third-party reimbursement practices or healthcare reform initiatives, or fail to secure a positive health technology assessment, which would harm our business.
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
Given the amount of time required for the development, testing and regulatory review of new drug candidates, patents protecting such drug candidates might expire before or shortly after such drug candidates are commercialized. As a result, our patents and patent applications may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours. Upon issuance in the United States, the term of a patent can be increased by patent term adjustment based on certain delays caused by the USPTO, but this increase can be reduced or eliminated based on certain delays caused by the patent applicant during patent prosecution. The term of a U.S. patent may also be shortened if the patent is terminally disclaimed over an earlier-filed patent. A patent term extension (PTE) based on regulatory delay may be available in the United States and in other jurisdictions, such as the UK and the EU, including through a supplementary protection certificate (SPC). In the EU and the UK, patent protection can be extended for a maximum period of five years and six months under certain circumstances. However, only a single patent can be extended for each marketing approval, and any patent can be extended only once, for a single product. Laws governing extensions analogous to PTEs in foreign jurisdictions vary widely, as do laws governing the ability to obtain multiple patents from a single patent family. Additionally, we may not receive an extension if we fail to exercise due diligence during the testing phase or regulatory review process, apply within applicable deadlines, fail to apply prior to expiration of relevant patents or otherwise fail to satisfy applicable requirements. If we are unable to obtain PTE or restoration, or the term of any such extension is less than we request, the period during which we will have the right to exclusively market our therapeutic will be shorter and our competitors may obtain approval of competing products following our patent expiration and may take advantage of our investment in development and clinical trials by referencing our clinical and preclinical data to launch their product earlier than might otherwise be the case, and our revenue could be reduced, possibly materially. Upon the expiration of patents that may issue from our pending patent applications, we will not be able to assert such patent rights against potential competitors and other third parties, which would materially adversely affect our business, financial condition, results of operations and prospects.
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
Under FDA policies, a drug candidate is eligible for Priority Review, or review within a six-month time frame from the time a complete NDA is accepted for filing, if the drug candidate provides a significant improvement in safety or effectiveness of the treatment, diagnosis or prevention of serious conditions compared to available therapies. The FDA determines whether a drug qualifies for Priority Review after an NDA for such drug is submitted to the FDA. Therefore, until we submit NDAs for our drug candidates, we cannot be assured that they will be granted Priority Review. Even if Priority Review is granted for one of our drug candidates, the FDA does not always meet its six-month goal date for Priority Review, and the review process may be extended if the FDA requests additional information or clarification.

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
The UK’s exit from the EU continues to create political and economic uncertainty, particularly in the UK and the EU. The UK is now being treated as a “third country” by the EU. Although UK legislation has retained existing EU law, new UK legislation is being drafted and the UK has not retained new EU law, including the Clinical Trials Regulation (EU) No 536/2014. This means that some regulatory activities, such as batch testing and Qualified Person certification, conducted in the UK are no longer recognized in the EU; although the UK accepts the batch testing data carried out in many third countries with recognized equivalent high standards to avoid delays and supply disruption due to re-testing. However, the UK and EU have concluded a Trade and Cooperation Agreement (TCA), which has been approved by the UK Parliament, European Council and European Parliament and has limited the disruption to the supply of medicines, particularly by enabling tariff and quota-free trade between the UK and the EU (provided that the rules of origin requirements are met), and has streamlined some issues, for example by enabling mutual recognition of cGMP inspections and certificates. The regulatory framework for medicines that existed before the end of the transition period has also effectively been preserved in UK domestic legislation as “retained EU law.” By retaining a snapshot of EU legislation at its core, the UK has prevented substantial divergence in the regulation of medicines (although divergence has appeared in some areas). However, some changes to the UK legislation have been immediately necessary, including the implementation of the Northern Ireland Protocol (NIP), pursuant to which, the EU pharmaceutical legal framework acquis continues to apply in Northern Ireland (subject to periodic consent of the Northern Ireland Legislative Assembly), and only products compliant with EU law can be placed in the Northern Ireland market—adding an extra layer of regulatory complexity. As a result, companies now need to comply with a separate UK regulatory legal framework in order to commercialize medicinal products in Great Britain (namely, England, Wales and Scotland, as EU law continues to apply in Northern Ireland). The UK government has attempted to renegotiate fundamental aspects of the NIP so this is an unpredictable area for companies in the near future. Failed attempts to renegotiate the NIP have led to media reports of the UK potentially triggering Article 16 of the NIP, a safeguarding measure, that may be engaged unilaterally if the application of the NIP leads to serious economic, societal or environmental difficulties that are liable to persist, or to diversion of trade. The UK government has introduced the Northern Ireland Protocol Bill which, if enacted into law, would enable the government to unilaterally disapply parts of the NIP which may lead to changes to the regulatory environment in Northern Ireland, and may trigger retaliatory measures against the UK by the EU. The UK government reached a new agreement with the EU, the “Windsor Framework,” which aims to amend the NIP. According to the Windsor Framework, medicinal products intended for the UK market including Northern Ireland will be authorized by the MHRA and will bear a “UK only” label. This means that medicinal products placed on the market in Northern Ireland will no longer need to be compliant with EU law. These new measures will be implemented beginning January 1, 2025. The TCA allows for future deviation from the current regulatory framework, and it is not known if and/or when any deviations may occur, which may have an impact on development, manufacture, marketing authorization, commercial sales and distribution of pharmaceutical products. It is also important to note that obtaining a marketing authorization is not sufficient to gain effective access to the market in the EU and in the UK; companies still need to agree to a reimbursement price for the products and in some jurisdictions, such as the UK and Germany, a further positive recommendation from health technology on cost-effectiveness is required for the products to be actually prescribed and reimbursed by the respective national health systems (see “—Governments outside of the United States tend to impose strict price controls, which may adversely affect our revenues from the sales of drugs, if any” below). If we fail to comply with the regulatory requirements in international markets and thus do not receive applicable marketing approvals, our target market will be reduced, our ability to realize the full market potential of our drug candidates will be harmed and our business will be adversely affected. We may not obtain foreign regulatory approvals on a timely basis, or at all. Our failure to obtain approval of any of our drug candidates by regulatory authorities in another country may significantly diminish the commercial prospects of that drug candidate and our business prospects could decline.
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
In addition, Congress is considering updates to the orphan drug provisions of the FDCA in response to a 2021 decision by the U.S. Court of Appeals for the Eleventh Circuit. Any changes to the orphan drug provisions could change our opportunities for, or likelihood of success in obtaining, orphan drug exclusivity and would materially adversely affect our business, results of operations, financial condition and prospects.
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

It is important to note that the regulatory protection afforded to medicinal products such as data exclusivity, marketing protection, market exclusivity for orphan indications and pediatric extension are currently under review at the EU level. It is expected that the protection currently afforded in the EU will be reduced in the years to come. On April 26, 2023, the European Commission adopted a proposal for a new Directive and a new Regulation. If enacted into law, this proposal will revise and replace the existing general pharmaceutical legislation and will affect the existing period of regulatory protections afforded to medicinal products. The proposal is now undergoing the legislative process and the text of the initial proposal is likely to be amended by the European Parliament and the European Council.
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
In the EU, pursuant to Regulation 1901/2006, and in the UK pursuant to the Human Medicines Regulations 2012 (as amended), MAAs must include pediatric data based on pediatric investigation plans agreed with the EMA if the MAA concerns (i) a new active substance, or (ii) a new indication, pharmacological form, or route of administration (where the product is protected by an SPC or a patent qualifying for an SPC). Applicants may obtain waivers or deferrals to these requirements in certain circumstances (for example a waiver may be obtained if the condition only occurs in adult populations). Where required, pediatric studies must cover all sub-sets of the pediatric population for both existing and new indications, pharmacological forms and route of administrations. Limited further exclusions apply, including in relation to generic or biosimilar applications. Certain rewards may be available for completion of pediatric studies. For example, where MAAs include the results of all studies conducted in compliance with an agreed pediatric investigation plan, the holder of the patent or SPC may be entitled to a six-month extension to the SPC. Additionally, the European Commission’s new proposed legislation, if implemented, will also affect the current EU legal framework of pediatric medicines.
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
•On November 17, 2023, releasing guidance outlining the methodology for identifying certain manufacturers eligible to participate in a phase-in period where discounts on applicable products will be lower than those required by the Medicare Part D Manufacturer Discount Program;
•On March 26, 2024, releasing a list of 41 Medicare Part B products that had adjusted coinsurance rates based on the inflationary rebate provisions of the IRA for the time period of April 1, 2024, to June 30, 2024;
•On April 1, 2024, releasing final program instructions on the redesigned Medicare Part D benefit for 2025; and
•On May 3, 2024, issuing guidance on the requirements and parameters of the second round of price negotiations, to take place during 2025, for products subject to the “maximum fair price” provision in 2027.
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

We obtain and process a large amount of proprietary and sensitive data. Any real or perceived improper use of, disclosure of, or access to such data could harm our reputation, as well as have an adverse effect on our business.
We maintain and process, and our third-party vendors, collaborators, contractors and consultants maintain and process on our behalf, a large quantity of proprietary and sensitive information, including confidential business information, personal and patient health information in connection with our preclinical studies and clinical trials and personal information of our employees.
There is a risk that we could be impacted by a cybersecurity incident that results in loss or unauthorized disclosure of this proprietary and sensitive information, potentially resulting in harm to our reputation and financial losses. Depending on the nature of the information compromised, in the event of a data breach or other unauthorized access to our customer data, we may also have obligations to notify customers and regulators about the incident, and we may need to provide some form of remedy, such as a subscription to credit monitoring services, pay significant fines to one or more regulators, or pay compensation in connection with a class-action settlement. Such breach notification laws continue to evolve and may be inconsistent from one jurisdiction to another. In the United States, the SEC has adopted rules for mandatory disclosure of cybersecurity incidents suffered by public companies, as well as cybersecurity governance and risk management. Complying with these obligations could cause us to incur substantial costs and could increase negative publicity surrounding any incident that compromises customer data.
Any failure or perceived failure by us to comply with these laws may also subject us to enforcement action or litigation, any of which could harm our business. Additionally, the financial exposure from the events referenced above could either not be insured against or not be fully covered through any insurance that we may maintain, and there can be no assurance that the limitations of liability in any of our contracts would be enforceable or adequate or would otherwise protect us from liabilities or damages as a result of the events referenced above. Any of the foregoing could have an adverse effect on our business, reputation, operating results, and financial condition.
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

In the United States, there are numerous federal and state privacy and data security laws and regulations governing the collection, use, disclosure and protection of personal information, including federal and state health information privacy laws, federal and state security breach notification laws, and federal and state consumer protection laws. Each of these laws is subject to varying interpretations and the legislative landscape is constantly evolving. In particular, laws and regulations governing the privacy of health information, such as HIPAA, establish privacy and security standards that limit the use and disclosure of individually identifiable health information, or protected health information, and require the implementation of administrative, physical and technological safeguards to protect the privacy of protected health information and ensure the confidentiality, integrity and availability of electronic protected health information. Determining how protected health information may be used, shared or processed in compliance with applicable privacy standards and our contractual obligations can be complex and may be subject to changing interpretation. Further, if we fail to comply with applicable privacy laws, we could face civil and criminal penalties, or claims for breach of contract. The HHS has enforcement discretion for HIPAA, and any enforcement activity can result in financial liability and reputational harm, and responses to such enforcement activity can consume significant internal resources. In addition, states have shown an increased interest in protecting the privacy of health data. Washington state passed the My Health My Data Act, which took effect on March 31, 2024, and is focused on the collection of consumer health data. The My Health My Data Act has a broader scope than HIPAA and includes a private right of action—depending on whether this law applies to us, there may be substantial regulatory action and litigation associated with this act. Following Washington, Nevada enacted Senate Bill 370, which also took effect on March 31, 2024, and is similar to the My Health My Data Act and requires in-scope entities to comply with certain requirements regarding consumer health data. Notably, Senate Bill 370 does not include a private right of action nor does it apply to entities that are subject to HIPAA. Connecticut also amended its comprehensive privacy law in 2023, the Connecticut Data Privacy Act, to impose obligations aimed at “consumer health data.” Furthermore, state attorneys general are authorized to bring civil actions seeking either injunctions or damages in response to violations that threaten the privacy of state residents pursuant to local state laws. We cannot be sure how these regulations will be interpreted, enforced or applied to our operations. In addition to the risks associated with enforcement activities and potential contractual liabilities, our ongoing efforts to comply with evolving laws and regulations at the federal and state level may be costly and require ongoing modifications to our policies, procedures and systems.
Personal data privacy remains an evolving landscape at both the U.S. state and international level, with new regulations coming into effect. For example, the CCPA, which came into effect on January 1, 2020, and was amended and expanded by the California Privacy Rights Act (CPRA) as of January 1, 2023, provides California residents expanded privacy rights, including the right to request correction, access, and deletion of their personal information, the right to opt out of certain personal information sharing, and the right to receive detailed information about how their personal information is processed, including by California residents’ employers. Additionally, the CCPA, as amended, requires companies that process personal information of California residents to make disclosures to consumers about their data collection, use and sharing practices, allow consumers to opt out of certain data sharing with third parties, complete certain audits and assessments when processing higher risk data and provide a private right of action for data breaches, as described above. Although the CCPA includes limited exceptions—including exceptions for personal health information collected by covered entities or business associates subject to HIPAA among others, the CCPA may regulate or impact our processing of personal information depending on the context. Failure to comply with the CCPA may result in significant civil penalties, injunctive relief, or statutory or actual damages as determined by the California Privacy Protection Agency, the newly created state agency from the CPRA legislation that is charged with creating new rules and enforcing the CCPA, and the California Attorney General, who also still maintains some CCPA enforcement powers. Notably, following California’s lead, several other states enacted or proposed privacy laws that contain obligations similar to the CCPA and CPRA that have taken effect or will take effect in coming years. In addition, a comprehensive federal privacy bill, which includes a private right of action for violations, has been proposed and is under review by the U.S. House of Representatives. Compliance with this new privacy legislation adds complexity and may require investment in additional resources for compliance programs, thus potentially result in additional costs and expense of resources to maintain compliance.

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
The UK GDPR also imposes similar restrictions on transfers of personal data from the UK to jurisdictions that the UK Government does not consider adequate, including the U.S. The UK’s Information Commissioner’s Office (ICO) published: (i) its own form of EU SCCs, known as the International Data Transfer Agreement to replace the old Standard Contractual Clauses for transfers to outside the UK; (ii) a “UK addendum” to the new EU SCCs which amends the relevant provisions of such clauses to work in a UK context; and (iii) its own version of the TIA and guidance on international transfers (although entities may choose to adopt either the EU or UK-style TIA). Further, on September 21, 2023, the UK Secretary of State for Science, Innovation and Technology established a UK-U.S. data bridge (i.e., a UK equivalent of the Adequacy Decision) and adopted UK regulations to implement the UK-U.S. data bridge (UK Adequacy Regulations). Personal data may now be transferred from the UK under the UK-U.S. data bridge through the UK extension to the DPF to organizations self-certified under the UK extension to the DPF. The UK extension to the DPF, which covers transfers of personal data from the UK to certified companies in the United States took effect in October 2023.
However, the DPF in both the EU and UK may be subject to further legal challenge which could cause the legal requirements for personal data transfers from the EU and the UK to the United States to become uncertain once again. EU and UK data protection authorities have and may again block the use of certain U.S.-based services that involve the transfer of personal data to the United States. In the EU and other markets, potential new rules and restrictions on the flow of data across borders could increase the cost and complexity of doing business in those regions.
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
We may choose to raise additional capital in the future, depending on market conditions, strategic considerations and operational requirements. For example, in March 2021, we sold an additional 5,175,000 shares of our common stock in a follow-on public offering; in July 2022, we entered into separate Securities Purchase Agreements with certain purchasers to issue and sell pre-funded warrants to purchase an aggregate of 6,814,920 shares of our common stock in registered direct offerings; and in April 2024, we sold an additional 11,916,667 shares of our common stock and pre-funded warrants to purchase an aggregate of 1,500,100 shares of our common stock in a public offering. Such pre-funded warrants are immediately exercisable, have an exercise price of $0.001 and may be exercised at any time after the date of issuance.
In addition, we currently have on file with the SEC an automatic shelf registration statement on Form S-3 which allows us to offer and sell our registered common stock, preferred stock, debt securities, warrants, subscriptions rights and or units from time to time pursuant to one or more offerings at prices and terms to be determined at the time of sale. In August 2021, we entered into an Equity Distribution Agreement (Equity Distribution Agreement) with Piper Sandler & Co. (Piper Sandler) pursuant to which, from time to time, we may offer and sell through Piper Sandler up to $150.0 million of the common stock registered under the shelf registration statement pursuant to one or more “at the market” offerings. In June 2022, we issued and sold 2,000,000 shares of common stock and in May 2024, we issued and sold 3,194,809 shares of our common stock under the Equity Distribution Agreement to Piper Sandler. As of May 31, 2024, we had $79.8 million of common stock remaining available for sale pursuant to the Equity Distribution Agreement. In July 2024, we amended the Equity Distribution Agreement to provide for offerings of up to $150.0 million. As of July 11, 2024, we had $150.0 million of common stock remaining available for sale pursuant to the Equity Distribution Agreement. Sales of our common stock under the Equity Distribution Agreement with Piper Sandler could be subject to business, economic or competitive uncertainties and contingencies, many of which may be beyond our control, and which could cause actual results from the sale of our common stock to differ materially from expectations. In addition, in July 2022, we entered into separate Securities Purchase Agreements with certain purchasers to issue and sell pre-funded warrants to purchase an aggregate of 6,814,920 shares of our common stock in registered direct offerings. Such pre-funded warrants are immediately exercisable, have an exercise price of $0.001 and may be exercised at any time after the date of issuance. To the extent additional capital is raised through the sale and issuance of shares or other securities convertible into shares, the ownership interest of our stockholders will be diluted. Future issuances of our common stock or other equity securities, or the perception that such sales may occur, could adversely affect the trading price of our common stock and impair our ability to raise capital through future offerings of shares or equity securities. No prediction can be made as to the effect, if any, that future sales of common stock or the availability of common stock for future sales will have on the trading price of our common stock.
We will not receive a significant amount, or potentially any, additional funds upon the exercise of our pre-funded warrants; however, any exercise would increase the number of shares eligible for future resale in the public market and result in substantial dilution to our stockholders.
As of May 31, 2024, we have issued pre-funded warrants to purchase a total of 8,315,020 shares of our common stock, of which 7,597,660 were outstanding as of May 31, 2024. Each pre-funded warrant is exercisable for $0.001 per share of common stock underlying such pre-funded warrant, which may be paid by way of a cashless exercise, meaning that the holder may not pay a cash purchase price upon exercise, but instead would receive upon such exercise the net number of shares of common stock determined according to the formula set forth in the pre-funded warrant. Accordingly, we will not receive a significant amount, or potentially any, additional funds upon the exercise of the pre-funded warrants. To the extent such pre-funded warrants are exercised, additional shares of common stock will be issued for nominal or no additional consideration, which will result in substantial dilution to the then existing holders of our common stock and will increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of the common stock, causing our stock price to decline.

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
The reporting on our assessment of the effectiveness of our internal control over financial reporting needs to include disclosure of any material weaknesses identified in our internal control over financial reporting. Moreover, based on the market value of our common stock held by non-affiliates as of May 31, 2024, we will be considered a large accelerated filer under SEC rules effective November 30, 2024, and, as a result, our independent registered public accounting firm will be required to audit the effectiveness of our internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act (Section 404(b)). Compliance with Section 404(b) will result in increased costs, expenses, and management resources. Undetected material weaknesses in our internal control over financial reporting could lead to financial statement restatements and require us to incur the expense of remediation. For example, we previously identified material weaknesses in our internal control over financial reporting for the fiscal year ended November 30, 2021, related to controls over segregation of duties in our journal entry and account reconciliation processes, and certain information technology general controls. The material weaknesses identified did not result in any misstatement of our financial statements and during the year ended November 30, 2022, the material weaknesses was remediated. However, we cannot assure you that the measures we have taken to date, and actions we may take in the future, will prevent or avoid potential future material weaknesses.
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
We will no longer qualify as a “smaller reporting company” and, commencing with our quarterly report on Form 10-Q for the fiscal quarter ending February 28, 2025, we may no longer take advantage of reduced disclosure and reporting requirements applicable to smaller reporting companies.
We currently qualify as a “smaller reporting company” as defined by the SEC and have been able to take advantage of reduced disclosure and reporting requirements applicable to smaller reporting companies. However, based on the market value of our common stock held by our non-affiliates as of May 31, 2024, we will no longer be a smaller reporting company effective November 30, 2024. Therefore, beginning with our quarterly report on Form 10-Q for the fiscal quarter ending February 28, 2025, we will no longer be eligible to rely on the reduced disclosure and reporting requirements applicable to smaller reporting companies. Any failure to comply with the increased disclosure and reporting requirements could have an adverse effect on our business, financial condition and results of operations.
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
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
(c) Director and Section 16 Officer Rule 10b5-1 Trading Arrangements
No director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K, during the three months ended May 31, 2024.

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

NURIX THERAPEUTICS, INC.

Date: July 11, 2024	By:	/s/ ARTHUR T. SANDS
Arthur T. Sands, M.D., Ph.D.
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: July 11, 2024	By:	/s/ HANS VAN HOUTE
Hans van Houte
Chief Financial Officer (Principal Financial and Accounting Officer)