Form 10-Q
period 2024-08-31
Nurix Therapeutics, Inc.
filed 2024-10-11
CIK 1549595

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________________________________________________________
FORM 10-Q
______________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2024
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 10, 2024, the Registrant had 70,836,282 shares of common stock, $0.001 par value per share, outstanding.

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
•the expected impact of global business, political and macroeconomic conditions, including inflation, interest rate fluctuations and volatile market conditions, uncertainty with respect to the federal budget and debt ceiling and potential government shutdowns related thereto, cybersecurity events, instability in the global banking system, and global events, including regional conflicts around the world, on our business, clinical trials, financial condition, liquidity and results of operations;
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

RISK FACTOR SUMMARY
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
•The results of preclinical studies and early-stage clinical trials may not be predictive of future results. Initial success in clinical trials may not be indicative of results obtained in later-stage trials or when these trials are completed.
•If we decide to seek Orphan Drug Designation or other designations from regulators for any of our current or future drug candidates, we may be unsuccessful or may be unable to maintain the benefits associated with these designations, including the potential for supplemental market exclusivity associated with an Orphan Drug Designation.
•If any of our drug candidates are not considered to be a new active substance or are deemed to fall within the “global marketing authorization” of an existing medicinal product or if pediatric studies are not adequately completed, such drug candidates may fail to obtain regulatory data protection or an extension to existing regulatory data protection.
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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
NURIX THERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

	August 31, 2024	November 30, 2023
Assets
Current assets:
Cash and cash equivalents	$99,044	$54,627
Marketable securities, current	349,008	233,281
Prepaid expenses and other current assets	7,991	7,595
Total current assets	456,043	295,503
Marketable securities, non‑current	9,472	7,421
Operating lease right-of-use assets	27,083	31,142
Property and equipment, net	17,069	16,808
Restricted cash	901	901
Other assets	3,032	3,823
Total assets	$513,600	$355,598
Liabilities and stockholdersʼ equity
Current liabilities:
Accounts payable	$3,918	$6,401
Accrued expenses and other current liabilities	27,828	24,970
Operating lease liabilities, current	6,553	7,489
Deferred revenue, current	47,997	48,098
Total current liabilities	86,296	86,958
Operating lease liabilities, net of current portion	20,590	23,125
Deferred revenue, net of current portion	29,858	45,022
Total liabilities	136,744	155,105
Commitments and contingencies (Note 6)
Stockholdersʼ equity:
Preferred stock, $0.001 par value— 10,000,000 shares authorized as of August 31, 2024 and November 30, 2023; no shares issued and outstanding as of August 31, 2024 and November 30, 2023	—	—
Common stock, $0.001 par value— 500,000,000 shares authorized as of August 31, 2024 and November 30, 2023; 67,083,523 and 48,718,552 shares issued and outstanding as of August 31, 2024 and November 30, 2023, respectively	67	49
Additional paid-in capital	1,056,665	746,299
Accumulated other comprehensive income (loss)	344	(655)
Accumulated deficit	(680,220)	(545,200)
Total stockholdersʼ equity	376,856	200,493
Total liabilities and stockholdersʼ equity	$513,600	$355,598
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NURIX THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended August 31,		Nine Months Ended August 31,
	2024	2023	2024	2023
Revenue:
Collaboration revenue	$12,588	$18,467	$41,265	$41,828
License revenue	—	—	—	20,000
Total revenue	12,588	18,467	41,265	61,828
Operating expenses:
Research and development	55,481	47,856	154,408	139,435
General and administrative	11,718	10,623	35,227	32,122
Total operating expenses	67,199	58,479	189,635	171,557
Loss from operations	(54,611)	(40,012)	(148,370)	(109,729)
Interest and other income, net	5,737	3,030	13,612	7,737
Loss before income taxes	(48,874)	(36,982)	(134,758)	(101,992)
Provision for income taxes	82	—	262	—
Net loss	$(48,956)	$(36,982)	$(135,020)	$(101,992)
Net loss per share, basic and diluted	$(0.67)	$(0.68)	$(2.13)	$(1.88)
Weighted-average number of shares outstanding, basic and diluted	72,779,381	54,390,859	63,384,174	54,227,491
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NURIX THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended August 31,		Nine Months Ended August 31,
	2024	2023	2024	2023
Net loss	$(48,956)	$(36,982)	$(135,020)	$(101,992)
Other comprehensive income, net of tax:
Unrealized gain on available-for-sale marketable securities	479	675	999	3,091
Total comprehensive loss	$(48,477)	$(36,307)	$(134,021)	$(98,901)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NURIX THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)
(unaudited)

	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Shares	Amount
Balance as of November 30, 2022	47,172,299	$47	$709,220	$(4,319)	$(401,252)	$303,696
Exercise of stock options	8,768	—	28	—	—	28
Vesting of restricted stock units	98,571	—	—	—	—	—
Vesting of early exercised stock options	—	—	31	—	—	31
Issuance under employee stock purchase plan	165,215	—	1,453	—	—	1,453
Stock-based compensation	—	—	8,505	—	—	8,505
Unrealized gain on available-for-sale marketable securities	—	—	—	1,072	—	1,072
Net loss	—	—	—	—	(40,733)	(40,733)
Balance as of February 28, 2023	47,444,853	47	719,237	(3,247)	(441,985)	274,052
Exercise of pre-funded warrants	148,497	1	—	—	—	1
Exercise of stock options	5,597	—	24	—	—	24
Vesting of restricted stock units	32,261	—	—	—	—	—
Vesting of early exercised stock options	—	—	31	—	—	31
Stock-based compensation	—	—	8,746	—	—	8,746
Unrealized gain on available-for-sale marketable securities	—	—	—	1,344	—	1,344
Net loss	—	—	—	—	(24,277)	(24,277)
Balance as of May 31, 2023	47,631,208	48	728,038	(1,903)	(466,262)	259,921
Exercise of pre-funded warrants	568,863	1	—	—	—	1
Exercise of stock options	101,219	—	927	—	—	927
Vesting of restricted stock units	100,729	—	—	—	—	—
Vesting of early exercised stock options	—	—	29	—	—	29
Issuance under employee stock purchase plan	101,749	—	776	—	—	776
Stock-based compensation	—	—	8,470	—	—	8,470
Unrealized gain on available-for-sale marketable securities	—	—	—	675	—	675
Net loss	—	—	—	—	(36,982)	(36,982)
Balance as of August 31, 2023	48,503,768	$49	$738,240	$(1,228)	$(503,244)	$233,817

	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Shares	Amount
Balance as of November 30, 2023	48,718,552	$49	$746,299	$(655)	$(545,200)	$200,493
Exercise of stock options	75,362	—	355	—	—	355
Vesting of restricted stock units	171,030	—	—	—	—	—
Vesting of early exercised stock options	—	—	21	—	—	21
Repurchase of unvested early exercised stock	(1,548)	—	—	—	—	—
Issuance under employee stock purchase plan	173,558	—	1,269	—	—	1,269
Stock-based compensation	—	—	7,823	—	—	7,823
Unrealized gain on available-for-sale marketable securities	—	—	—	305	—	305
Net loss	—	—	—	—	(41,518)	(41,518)
Balance as of February 29, 2024	49,136,954	49	755,767	(350)	(586,718)	168,748
Issuance of common stock and pre-funded warrants in connection with equity financing, net of issuance costs of $12,518	11,916,667	12	188,720	—	—	188,732
Issuance of common stock in "at the market" financing, net of issuance costs of $1,684	3,194,809	3	48,466	—	—	48,469
Exercise of stock options	24,108	—	216	—	—	216
Vesting of restricted stock units	83,997	—	—	—	—	—
Vesting of early exercised stock options	—	—	12	—	—	12
Stock-based compensation	—	—	8,847	—	—	8,847
Unrealized gain on available-for-sale marketable securities	—	—	—	215	—	215
Net loss	—	—	—	—	(44,546)	(44,546)
Balance as of May 31, 2024	64,356,535	64	1,002,028	(135)	(631,264)	370,693
Issuance of common stock in "at the market" financing, net of issuance costs of $920	2,145,000	2	41,978	—	—	41,980
Exercise of stock options	281,291	1	3,034	—	—	3,035
Vesting of restricted stock units	197,777	—	—	—	—	—
Issuance under employee stock purchase plan	102,920	—	863	—	—	863
Stock-based compensation	—	—	8,762	—	—	8,762
Unrealized gain on available-for-sale marketable securities	—	—	—	479	—	479
Net loss	—	—	—	—	(48,956)	(48,956)
Balance as of August 31, 2024	67,083,523	$67	$1,056,665	$344	$(680,220)	$376,856
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NURIX THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended August 31,
	2024	2023
Cash flows from operating activities
Net loss	$(135,020)	$(101,992)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,769	5,599
Stock-based compensation	25,421	25,649
Net accretion of discount on marketable securities	(7,795)	(3,453)
Loss on disposal of property and equipment	—	544
Amortization of operating lease right-of-use assets	5,356	4,298
Other	286	—
Changes in operating assets and liabilities:
Accounts receivable	—	(2,000)
Prepaid expenses and other assets	767	2,556
Accounts payable	(2,376)	(3,036)
Deferred revenue	(15,265)	(31,327)
Operating lease liabilities	(4,768)	(4,940)
Accrued expenses and other current liabilities	2,792	48
Net cash used in operating activities	(123,833)	(108,054)
Cash flows from investing activities
Purchases of marketable securities	(409,738)	(157,941)
Maturities of marketable securities	300,010	246,431
Purchases of property and equipment	(7,168)	(5,816)
Net cash (used in) provided by investing activities	(116,896)	82,674
Cash flows from financing activities
Proceeds from issuances of common stock and pre-funded warrants in equity financing, net of issuance costs	188,732	—
Proceeds from issuances of common stock in "at the market" financing, net of issuance costs	90,691	—
Proceeds from exercise of stock options and pre-funded warrants	3,606	981
Proceeds from issuance under employee stock purchase plan	2,132	2,229
Repurchase of unvested early exercised stock options	(15)	—
Net cash provided by financing activities	285,146	3,210
Net increase (decrease) in cash, cash equivalents and restricted cash	44,417	(22,170)
Cash, cash equivalents and restricted cash at beginning of period	55,528	65,375
Cash, cash equivalents and restricted cash at end of period	$99,945	$43,205
Supplemental disclosures of non-cash investing and financing activities:
Additions to property and equipment included in accounts payable and accrued expenses and other current liabilities	$483	$1,054
Right-of-use assets recognized in exchange for lease obligations	$1,297	$—
Capitalized stock-based compensation related to internal-use software development	$11	$72
Deferred issuance costs included in accrued expenses and other current liabilities	$156	$—
Deferred issuance costs recognized related to the "at the market" financing	$242	$—
Vesting of early exercised stock options	$33	$91

	As of August 31,
	2024	2023
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$99,044	$42,304
Restricted cash	901	901
Total cash, cash equivalents and restricted cash	$99,945	$43,205
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
Equity Distribution Agreement
In August 2021, the Company filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission (SEC), which was amended in February 2023 (the Shelf Registration Statement) and which expired in August 2024 with respect to additional sales of securities. The Shelf Registration Statement, which included a base prospectus, allowed the Company to offer and sell up to $450.0 million of the Company’s registered common stock, preferred stock, debt securities, warrants, subscriptions rights and/or units or any combination of securities described in the prospectus in one or more offerings. In addition, in August 2021, the Company entered into an Equity Distribution Agreement with Piper Sandler & Co. (Piper Sandler) pursuant to which, from time to time, the Company could offer and sell through Piper Sandler up to $150.0 million of the common stock registered under the Shelf Registration Statement pursuant to one or more “at the market” offerings.
The Company was not required to sell any shares at any time during the term of the Equity Distribution Agreement. The Company agreed to pay Piper Sandler a commission of 3.0% of the gross sales price of any shares sold pursuant to the Equity Distribution Agreement. In June 2022, the Company issued and sold 2,000,000 shares of common stock under the Equity Distribution Agreement at a price of $10.00 per share for net proceeds of $19.3 million after deducting offering commissions and expenses paid by the Company. In May 2024, the Company issued and sold 3,194,809 shares of common stock under the Equity Distribution Agreement at various prices ranging from $15.50 to $16.00 per share for total net proceeds of $48.5 million, after deducting offering commissions and expenses paid by the Company.
In June 2024, the Company filed an automatic shelf registration statement on Form S-3 (the Automatic Shelf Registration Statement). The Automatic Shelf Registration Statement, which includes a base prospectus, allows the Company at any time to offer and sell the Company’s registered common stock, preferred stock, debt securities, warrants, subscriptions rights and/or units or any combination of securities described in the prospectus in one or more offerings. On July 11, 2024, the Company entered into an amendment to the Equity Distribution Agreement (as amended, the Amended Equity Distribution Agreement), pursuant to which, from time to time, the Company may offer and sell through Piper Sandler up to $150.0 million of common stock registered under the Automatic Shelf Registration Statement pursuant to one or more “at the market” offerings.
The Company is not required to sell any shares at any time during the term of the Amended Equity Distribution Agreement. The Company agreed to pay Piper Sandler a commission of up to 3.0% of the gross sales price of any shares sold pursuant to the Amended Equity Distribution Agreement. In August 2024, the Company issued and sold 2,145,000 shares of common stock under the Amended Equity Distribution Agreement at $20.00 per share for total net proceeds of $42.0 million, after deducting offering commissions and expenses paid by the Company. As of August 31, 2024, the Company had $107.1 million of common stock remaining available for sale under the Amended Equity Distribution Agreement.

Public Offering
In April 2024, the Company completed a public offering (2024 Public Offering) pursuant to the Shelf Registration Statement and issued 11,916,667 shares of common stock (including the exercise by the underwriters of their option to purchase an additional 1,750,000 shares of common stock) at a price to the public of $15.00 per share, and pre-funded warrants to purchase an aggregate of 1,500,100 shares of the Company’s common stock at a price of $14.999 per pre-funded warrant (the 2024 Pre-Funded Warrants). Net proceeds from the 2024 Public Offering were approximately $188.7 million, after deducting offering commissions and expenses of $12.5 million. Refer to Note 7 for more information regarding the 2024 Pre-Funded Warrants.
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
The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As of August 31, 2024, the Company had cash, cash equivalents and short-term marketable securities of $448.1 million and an accumulated deficit of $680.2 million. Management believes that its cash, cash equivalents and short-term marketable securities are sufficient to continue operating activities for at least 12 months following the issuance date of these condensed consolidated financial statements. Future capital requirements will depend on many factors, including the timing and extent of spending on research and development and payments the Company may receive under its collaboration agreements with Sanofi, Gilead and Pfizer or future collaboration agreements, if any. There can be no assurance that, in the event the Company requires additional financing, such financing will be available at terms acceptable to the Company if at all. If additional capital is not available, failure to generate sufficient cash flows from operations, raise additional capital and reduce discretionary spending could have a material adverse effect on the Company’s ability to achieve its intended business objectives. Management considered whether there are conditions or events that raise substantial doubt about the Company’s ability to continue as a going concern and evaluated the funds necessary to maintain operations. Based on the Company’s current forecast of future operating results, the Company has concluded that its cash, cash equivalents and short-term marketable securities are sufficient to continue operating activities for at least 12 months following the issuance date of these condensed consolidated financial statements.
2. Summary of Significant Accounting Policies
Basis of Presentation
The Company’s condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) and applicable rules and regulations of the SEC regarding interim financial reporting. The Company’s condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for the fair statement of the Company’s financial position as of and for the three and nine months ended August 31, 2024. The condensed consolidated balance sheet as of November 30, 2023, was derived from the audited annual financial statements as of that date. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted from these interim financial statements. These interim financial statements and related disclosures have been prepared with the presumption that users of the interim financial statements have read or have access to the audited annual financial statements for the preceding fiscal year. Accordingly, these financial statements should be read in conjunction with the audited annual financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended November 30, 2023, as filed with the SEC on February 15, 2024. These interim results are not necessarily indicative of results to be expected for the full fiscal year or any future interim period.

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
Moreover, the Company is subject to risks and uncertainties as a result of global business, political and macroeconomic events and conditions, including increasing financial market volatility and uncertainty, inflation, interest rate fluctuations, uncertainty with respect to the federal budget and debt ceiling and potential government shutdowns related thereto, potential instability in the global banking system, cybersecurity events, the impact of war or military conflict, including regional conflicts around the world, and public health pandemics. The extent to which business, political and macroeconomic factors, including increasing financial market volatility and uncertainty, will impact the Company’s business will depend on future developments that are highly uncertain and cannot be predicted at this time.
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
Upon signing the Gilead Agreement, Gilead paid the Company an upfront payment of $45.0 million plus $3.0 million in additional fees. In addition, from the signing of the Gilead Agreement to August 31, 2024, the Company has received payments of $47.0 million for research milestones and additional payments, $20.0 million for a license option exercise payment and $15.0 million in research term extension fees. As of August 31, 2024, the Company is eligible to receive up to approximately $1.8 billion in total additional payments, including payments of up to $513.5 million upon the achievement of specified research and development milestones, up to $60.0 million in certain additional fees related to target licensing and reservation and up to $1.2 billion upon the achievement of certain sales milestones. The Company also is eligible to receive mid-single digit to low tens percentage tiered royalties on annual net sales from any commercial products directed to the optioned collaboration targets, subject to certain reductions and excluding sales in the United States of any products for which the Company exercises its option to co-develop and co-promote, for which the parties share profits and losses evenly.
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

In order to determine the transaction price, the Company evaluated all the payments to be received during the duration of the contract. Certain milestone payments and additional fees were considered variable consideration, which were not included in the transaction price based on the most likely amount method as of August 31, 2024. The Company re-evaluates the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur. The Company determined that the transaction price at the inception of the initial research term consisted of the upfront payment of $45.0 million and $3.0 million in additional fees. Upon the achievement of research milestones and additional fees related to target reservations, $47.0 million in variable consideration was added to the transaction price, and a cumulative effect was recorded as revenue in the period the transaction price increased. The transaction price is recognized as collaboration revenue using the cost-based input method over the estimated initial research term of five years, which represents the estimated timing of completion of the identified deliverables. Additionally, the Company considered the impact of Gilead terminating the Gilead Agreement prior to the completion of the research services during the five-year initial research term and determined that there were significant economic costs to Gilead for doing so, and as such, did not adjust the contract term.
The Gilead Research Term Extension, which has a term of two years and did not represent a material right at the inception of the Gilead Agreement because it does not contain a significant and incremental discount, is accounted for as a separate contract commencing in June 2024. The research term extension fee of $15.0 million is recognized as collaboration revenue using the cost-based input method over the estimated extended research term of two years, which represents the estimated timing of completion of the identified deliverables. As of August 31, 2024, no milestones have been achieved related to the extended research term.
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
For the three and nine months ended August 31, 2024, the Company recognized collaboration revenue related to the initial research term under the Gilead Agreement of $0.5 million and $10.0 million, respectively, all of which was included in deferred revenue as of the beginning of the period. For the same three and nine months ended August 31, 2024, the Company recognized collaboration revenue related to the Gilead Research Term Extension of $1.9 million for both periods, all of which was related to the $15.0 million research term extension fee received in the second quarter of fiscal year 2024. For the three and nine months ended August 31, 2023, the Company recognized collaboration revenue related to the Gilead Agreement of $11.6 million and $24.7 million, respectively, of which $6.6 million and $15.1 million, respectively, were included in deferred revenue as of the beginning of the period, and $4.7 million and $8.0 million, respectively, was related to activities satisfied in previous periods. The Company also recognized $20.0 million in license revenue received pursuant to the Gilead License Option Exercise during the nine months ended August 31, 2023. As of August 31, 2024, deferred revenue related to the Gilead Agreement was $13.1 million, of which $9.2 million was current. As of November 30, 2023, deferred revenue related to the Gilead Agreement was $10.0 million, all of which was current.
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
Under the Sanofi Agreement, Sanofi has exclusive rights and is responsible for the clinical development, commercialization and manufacture of drug candidates resulting from the collaboration while the Company retains the option to co-develop, co-promote and co-commercialize all drug candidates in the United States directed to up to two targets, one of which must be selected from a list of targets designated at the execution of the Sanofi Agreement or any replacement of such targets, and one of which must be selected from targets identified by Sanofi as part of their January 2021 expansion. The Company’s right to exercise its option to co-develop, co-promote and co-commercialize a given target is dependent on its ability to demonstrate, within a given timeframe, that it has sufficient cash resources and personnel to commercialize the product. The collaboration excludes the Company’s current internal protein degradation programs for which it retains all rights, and also excludes its future internal programs, provided that the Company distinguished future programs as excluded from the scope of the collaboration.
For drug targets that are subject to the collaboration, the Company has primary responsibility for conducting preclinical research activities (including target validation, drug discovery, identification or synthesis) in accordance with the applicable research plan agreed to by the parties and established on a target-by-target basis. The Company is obligated to use commercially reasonable efforts to identify relevant target binders and targeted protein degraders in order to identify development candidates. Subject to certain exceptions, each party will bear its own costs in the conduct of such research. Sanofi will be responsible for any development and commercialization activities unless the Company exercises its co-development and co-promotion option. For those programs that the Company exercises its option to co-develop, co-promote and co-commercialize, the Company will be responsible for a portion of the U.S. development costs, and the parties will split U.S. profits and losses evenly, and the Company will be eligible to receive royalties on ex-U.S. net sales and reduced milestone payments on such optioned products.
Upon signing the Sanofi Agreement, Sanofi paid the Company an upfront payment of $55.0 million. Subsequently, in January 2021, Sanofi paid the Company an additional $22.0 million to exercise its option to expand the number of targets beyond the initial targets included in the collaboration. In addition, from the signing of the Sanofi Agreement to August 31, 2024, the Company has received payments of $13.0 million for research milestones. As of August 31, 2024, the Company is eligible to receive up to approximately $2.0 billion in total additional payments, including payments of up to $389.0 million upon the achievement of specified research and development milestones, up to $61.8 million in certain additional fees related to target licensing and reservation, up to $500.0 million upon the achievement of specified regulatory milestones and up to $1.0 billion upon the achievement of certain sales milestones. The Company is also eligible to receive mid-single digit to low teen percentage tiered royalties on annual net sales of any commercial products that may result from the collaboration, subject to certain reductions and excluding sales in the United States of any products for which the Company exercises its option to co-develop and co-promote, for which the parties share profits and losses evenly.
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
In order to determine the transaction price, the Company evaluated all the payments to be received during the duration of the contract. Certain milestone payments and additional fees were considered variable consideration, which were not included in the transaction price based on the most likely amount method as of August 31, 2024. The Company re-evaluates the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur. At the inception of the Sanofi Agreement, the Company determined that the transaction price consisted of the upfront payment of $55.0 million for three initial drug targets and $22.0 million for two additional targets. Subsequently, upon the achievement of research milestones, $13.0 million in variable consideration was added to the transaction price, and a cumulative effect was recorded as revenue in the period the transaction price increased. Revenue is recognized using the cost-based input method over the research term of 4.25 years, the revised research period that was agreed to in January 2021 in the First Sanofi Amendment for certain targets, and 5.25 years, the revised research period due to the target substitutions in July 2022, for certain other targets. The research period for STAT6 was extended as part of the Sixth Sanofi Amendment and a cumulative effect was recorded in the second quarter of fiscal year 2024.
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
For the three and nine months ended August 31, 2024, the Company recognized collaboration revenue related to the Sanofi Agreement of $5.9 million and $16.2 million, respectively, of which $5.9 million and $14.7 million, respectively, were included in deferred revenue as of the beginning of the period, and zero and $1.2 million, respectively, was related to activities satisfied in previous periods. For the three and nine months ended August 31, 2023, the Company recognized collaboration revenue related to the Sanofi Agreement of $6.8 million and $17.1 million, respectively, of which $5.6 million and $15.4 million, respectively, were included in deferred revenue as of the beginning of the period, and $1.1 million for both periods was related to activities satisfied in previous periods. As of August 31, 2024, deferred revenue related to the Sanofi Agreement was $14.6 million, all of which was current. As of November 30, 2023, deferred revenue related to the Sanofi Agreement was $24.9 million, of which $20.3 million was current, and included $4.0 million in contract assets representing the unbilled amount related to the research milestone achieved in November 2023.
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

Under the terms of the Pfizer Agreement, the Company received an upfront payment of $60.0 million. In addition, from the signing of the Pfizer Agreement to August 31, 2024, the Company has received a payment of $5.0 million in connection with the achievement of a research milestone. The Company is eligible to receive up to approximately $3.4 billion in contingent payments across multiple programs, including payments of up to $631.0 million upon the achievement of specified research and development milestones, up to $19.5 million in certain additional fees related to target licensing and reservation, up to $873.0 million upon the achievement of specified regulatory milestones and up to $1.8 billion upon the achievement of certain sales milestones. The Company is also eligible for mid-single to low double digit percentage tiered royalties on future sales.
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
In order to determine the transaction price, the Company evaluated all the payments to be received during the duration of the contract. Milestone payments and additional fees were considered variable consideration, which were not included in the transaction price based on the most likely amount method as of August 31, 2024. The Company re-evaluates the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur. The Company determined that the transaction price at the inception of the Pfizer Agreement consisted of the upfront payment of $60.0 million. Subsequently, upon the achievement of a research milestone, $5.0 million in variable consideration was added to the transaction price and a cumulative effect was recorded as revenue in the period the transaction price increased. The transaction price is recognized as collaboration revenue using the cost-based input method over the estimated research term of four years, which represents the estimated period to complete the identified deliverables. Additionally, the Company considered the impact of Pfizer terminating the Pfizer Agreement prior to the completion of the research services during the initial four-year research term and determined that there were significant economic costs to Pfizer for doing so, and as such, did not adjust the contract term.
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
For the three and nine months ended August 31, 2024, the Company recognized collaboration revenue related to the Pfizer Agreement of $4.2 million and $13.1 million, respectively, of which $4.2 million and $12.3 million, respectively, were included in deferred revenue as of the beginning of the period, and zero and $0.1 million, respectively, was related to activities satisfied in previous periods. As of August 31, 2024, deferred revenue related to the Pfizer Agreement was $50.2 million, of which $24.2 million was current. As of November 30, 2023, deferred revenue related to the Pfizer Agreement was $58.3 million, of which $17.9 million was current.

4. Condensed Consolidated Balance Sheet Components
Property and Equipment, Net
Property and equipment, net, consisted of the following (in thousands):

	August 31, 2024	November 30, 2023
Laboratory equipment	$37,840	$32,239
Leasehold improvements	3,274	3,238
Computer equipment	941	938
Furniture and fixtures	1,077	652
Software	5,376	5,403
Software in progress	663	587
Total property and equipment, gross	49,171	43,057
Less: Accumulated depreciation and amortization	(32,102)	(26,249)
Total property and equipment, net	$17,069	$16,808
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	August 31, 2024	November 30, 2023
Accrued compensation	$11,705	$15,303
Accrued clinical, contract research and lab supplies	12,719	7,131
Accrued professional services	1,836	1,755
Accrued taxes	906	30
Other	662	751
Total accrued expenses and other current liabilities	$27,828	$24,970
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

The following tables present the Company’s investments, which consist of cash equivalents and available-for-sale marketable securities, that are measured at fair value on a recurring basis as of August 31, 2024 and November 30, 2023 (in thousands):

August 31, 2024	Level	Amortized cost	Unrealized gain	Unrealized loss	Estimated fair value
Money market funds	Level 1	$59,239	$—	$—	$59,239
U.S. treasury securities	Level 1	344,725	333	(3)	345,055
U.S. government agency securities	Level 2	25,744	24	(4)	25,764
Long-term marketable securities:
U.S. treasury securities	Level 1	1,984	14	—	1,998
U.S. government agency securities	Level 2	7,494	1	(21)	7,474
Total		$439,186	$372	$(28)	$439,530
Included in cash and cash equivalents		$81,042	$8	$—	$81,050
Included in marketable securities, current		$348,666	$349	$(7)	$349,008
Included in marketable securities, non-current		$9,478	$15	$(21)	$9,472

November 30, 2023	Level	Amortized cost	Unrealized gain	Unrealized loss	Estimated fair value
Money market funds	Level 1	$44,187	$—	$—	$44,187
U.S. treasury securities	Level 1	160,991	61	(29)	161,023
Corporate debt securities	Level 2	3,487	—	(56)	3,431
U.S. government agency securities	Level 2	69,389	5	(567)	68,827
Long-term marketable securities:
U.S. government agency securities	Level 2	7,490	—	(69)	7,421
Total		$285,544	$66	$(721)	$284,889
Included in cash and cash equivalents		$44,187	$—	$—	$44,187
Included in marketable securities, current		$233,867	$66	$(652)	$233,281
Included in marketable securities, non-current		$7,490	$—	$(69)	$7,421
The accrued interest receivable related to the Company’s marketable securities was $0.8 million as of both August 31, 2024, and November 30, 2023, and was included in prepaid expenses and other current assets on the condensed consolidated balance sheet. Long-term marketable securities held by the Company generally mature within two years from the balance sheet date.
The Company classifies its money market funds and U.S. treasury securities, which are valued based on quoted market prices in active markets with no valuation adjustment, as Level 1 assets within the fair value hierarchy.
The Company classifies its marketable securities in corporate debt securities and U.S. government agency securities as Level 2 assets within the fair value hierarchy. The fair values of these marketable securities are estimated by taking into consideration valuations obtained from third-party pricing services. The pricing services utilize industry standard valuation models, including both income- and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of and broker/dealer quotes on the same or similar securities, issuer credit spreads, benchmark securities, prepayment/default projections based on historical data and other observable inputs. There were no transfers of financial instruments between valuation levels during the three and nine months ended August 31, 2024 and 2023.
As of August 31, 2024 and November 30, 2023, the unrealized losses for available-for-sale securities were non-credit related, and the Company does not intend to sell the securities that were in an unrealized loss position, nor will it be required to sell those securities before recovery of their amortized cost basis, which may be maturity. As of August 31, 2024, and November 30, 2023, no allowance for credit losses for the Company’s marketable securities was recorded. During the three and nine months ended August 31, 2024 and 2023, the Company did not recognize any impairment losses related to marketable securities.

6. Commitments and Contingencies
Legal Proceedings
From time to time, the Company may be involved in legal proceedings in the ordinary course of business. The Company accrues a liability for such matters when it is probable that future expenditures will be made and that such expenditures can be reasonably estimated. Significant judgment is required to determine both probability and the estimated amount. Legal fees and other costs associated with such actions are expensed as incurred. As of August 31, 2024, the Company was not a party to any material legal proceedings.
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
Operating Leases
The Company leases office and laboratory facilities totaling approximately 57,902 square feet within the same building in San Francisco, California under several lease agreements. The terms of these lease agreements expire in April 2025. The Company had an option to renew these leases for an additional two years, and the option expired. In September 2024, an amendment was signed to extend the lease term for these leases through October 2025, and the minimum rent payable by the Company pursuant to this amendment is approximately $0.4 million per month.
In July 2021, the Company entered into a lease agreement for the lease of approximately 19,320 square feet of office space in a different building in San Francisco, California (the Mission Bay Lease). The lease commenced in December 2021 and was scheduled to expire in June 2024. In March 2024, the Company entered into a second amendment (the Second Amendment) to the Mission Bay Lease, pursuant to which the lease term was extended through April 2025. The minimum rent payable by the Company under the Second Amendment is approximately $0.1 million per month. In September 2024, the Mission Bay Lease was further amended (the Third Amendment) to extend the lease term through October 2025, and the minimum rent payable by the Company under the Third Amendment is approximately $0.1 million per month.
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
The Company is required to pay base rent plus its proportionate share of operating expenses, as defined in the applicable lease agreement on all of its leases. Variable lease payments related to operating expenses, including utilities, maintenance costs and real estate taxes, were $1.8 million and $5.2 million for the three and nine months ended August 31, 2024, respectively, and $1.6 million and $4.6 million for the three and nine months ended August 31, 2023, respectively.
Operating lease expenses, excluding variable lease payments, were $2.2 million and $6.8 million for the three and nine months ended August 31, 2024, respectively, and $1.5 million and $4.5 million for the three and nine months ended August 31, 2023, respectively. Short-term lease expense was not material for the periods presented.

Other information related to leases were as follows (in thousands):

	Nine Months Ended August 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Cash flows from operating leases	$6,177	$4,182
7. Common Stock
The Company’s Restated Certificate of Incorporation authorizes the Company to issue up to 500,000,000 shares of common stock, $0.001 par value per share, as of August 31, 2024 and November 30, 2023. Holders of common stock are entitled to dividends when and if declared by the Company’s board of directors, subject to the prior rights of the holders of shares of preferred stock. The holder of each share of common stock is entitled to one vote. As of August 31, 2024, no dividends have been declared.
In July 2022, the Company issued the 2022 Pre-Funded Warrants to purchase an aggregate of 6,814,920 shares of the Company’s common stock at a price of $13.939 per pre-funded warrant. As of August 31, 2024, a total of 6,097,560 of the 2022 Pre-Funded Warrants remained available for exercise.
In April 2024, the Company issued the 2024 Pre-Funded Warrants to purchase an aggregate of 1,500,100 shares of the Company’s common stock at a price of $14.999 per pre-funded warrant. As of August 31, 2024, all of the 2024 Pre-Funded Warrants remained available for exercise.
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
Common stock reserved for future issuance, on an as-if converted basis, as of August 31, 2024, and November 30, 2023, consists of the following:

	August 31, 2024	November 30, 2023
Options to purchase common stock issued and outstanding	9,854,733	8,340,968
Restricted stock units issued and outstanding	2,081,904	1,246,031
Shares available for future equity grants	381,122	1,614,035
Shares available for issuance under employee stock purchase plan	1,740,988	1,530,281
Pre-funded warrants issued and outstanding	7,597,660	6,097,560
Total common stock reserved for future issuance	21,656,407	18,828,875
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

Option activity under the Stock Plans is set forth below:

	Number of options outstanding	Weighted- average exercise price
Balances as of November 30, 2023	8,340,968	$17.17
Options granted	2,597,641	10.55
Options exercised	(380,761)	9.47
Options forfeited	(703,115)	20.42
Balances as of August 31, 2024	9,854,733	$15.49
RSU activity under the Stock Plans is set forth below:

	Number of RSUs	Weighted-average grant date fair value
Balances as of November 30, 2023	1,246,031	$12.58
RSUs granted	1,553,305	10.02
RSUs vested	(452,804)	12.33
RSUs forfeited	(264,628)	11.60
Balances as of August 31, 2024	2,081,904	$10.85
Employee Stock Purchase Plan
Under the Company’s 2020 Employee Stock Purchase Plan (the ESPP), eligible employees are entitled to purchase shares of common stock with accumulated payroll deductions. During the nine months ended August 31, 2024, the Company issued 276,478 shares of common stock pursuant to the ESPP at a weighted-average price of $7.71 per share.
Stock-Based Compensation
Stock-based compensation expense related to the Stock Plans and the ESPP that is included in the Company’s condensed consolidated statements of operations is as follows (in thousands):

	Three Months Ended, August 31,		Nine Months Ended August 31,
	2024	2023	2024	2023
Research and development	$4,631	$4,552	$12,743	$14,565
General and administrative	4,123	3,893	12,678	11,084
Total stock-based compensation	$8,754	$8,445	$25,421	$25,649
As of August 31, 2024, the total compensation cost related to stock-based awards not yet recognized was $55.8 million, which is expected to be amortized on a straight-line basis over the weighted-average remaining vesting period of approximately 2.2 years.
9. Defined Contribution Plan
The Company sponsors a defined-contribution savings plan under Section 401(k) of the Internal Revenue Code of 1986, as amended (the 401(k) Plan), which provides for the Company to make discretionary matching or discretionary annual contributions to the 401(k) Plan, for its employees. Substantially all of the Company’s employees are eligible to participate in the 401(k) Plan. Employees may contribute a percentage of their annual compensation to the plan, subject to statutory limitations. The Company has made contributions to the 401(k) Plan and recorded contribution expense of $0.1 million and $0.8 million during the three and nine months ended August 31, 2024, respectively, $0.2 million and $1.0 million during the three and nine months ended August 31, 2023, respectively.

10. Income Taxes
For the three and nine months ended August 31, 2024, the Company recorded an income tax provision of $82,000 and $262,000, respectively. For the three and nine months ended August 31, 2023, the Company did not record any current income tax expense or provision. Deferred income taxes reflect the net tax effects of loss and credit carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Realization of the deferred tax assets is dependent upon future taxable income, the amount, if any, and timing of which are uncertain. The Company has generated losses since inception and has established a valuation allowance to offset deferred tax assets as of August 31, 2024 and 2023 due to the uncertainty of realizing future tax benefits from its net operating loss carryforwards and other deferred tax assets.
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
11. Net Loss Per Share
The following table sets forth the computation of the Company’s basic and diluted net loss per share attributable to common stockholders, which excludes shares which are legally outstanding but subject to repurchase by the Company (in thousands, except share and per share data):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2024	2023	2024	2023
Numerator:
Net loss	$(48,956)	$(36,982)	$(135,020)	$(101,992)
Denominator:
Weighted-average number of shares outstanding, basic and diluted(1)	72,779,381	54,390,859	63,384,174	54,227,491
Net loss per share, basic and diluted	$(0.67)	$(0.68)	$(2.13)	$(1.88)

(1)
The shares underlying the pre-funded warrants to purchase shares of the Company’s common stock have been included in the calculation of the weighted-average number of shares outstanding, basic and diluted, for the three and nine months ended August 31, 2024 and 2023.

The following potentially dilutive securities were excluded from the computation of the diluted net loss per share of common stock for the periods presented because their effect would have been anti-dilutive:

	August 31,
	2024	2023
Options to purchase common stock issued and outstanding	9,854,733	8,487,135
Options early exercised subject to vesting	—	7,643
Restricted stock units issued and outstanding	2,081,904	1,434,888
Shares expected to be purchased under employee stock purchase plan	74,620	203,314
Total	12,011,257	10,132,980
12. Related Party Transactions
The Company’s Chief Financial Officer is a trustee for the multiple employer welfare association that facilitates the acquisition and administration of the Company’s healthcare plans. Expenses related to the healthcare plan premiums were $1.0 million and $3.2 million for the three and nine months ended August 31, 2024, respectively, and $1.1 million and $3.3 million for the three and nine months ended August 31, 2023, respectively. As of August 31, 2024 and November 30, 2023, the amount recorded in accounts payable and accrued expenses and other current liabilities in connection with this healthcare plan provider was not material.

13. Subsequent Events
On October 1, 2024, a holder of the Company’s 2024 Pre-Funded Warrants exercised a warrant to purchase 19,751 shares of the Company’s common stock, resulting in the issuance of 19,750 shares of the Company’s common stock through a cashless exercise.
Between August 31, 2024, and the date of this filing, the Company issued and sold 3,711,770 shares of common stock under the Amended Equity Distribution Agreement at $21.50 per share for total net proceeds of $78.4 million, after deducting offering commissions and expenses paid by the Company. As of the date of this filing, the Company had $27.3 million of common stock remaining available for sale under the Amended Equity Distribution Agreement.

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
Targeted Protein Degradation
Our portfolio of targeted protein degraders of BTK, a B‑cell signaling protein, comprises NX‑5948, an investigational, orally bioavailable degrader of BTK for the treatment of relapsed or refractory B-cell malignancies and potentially autoimmune diseases, and NX‑2127, an investigational orally bioavailable degrader of BTK that also degrades cereblon neosubstrates IKZF1 (Ikaros) and IKZF3 (Aiolos) for the treatment of relapsed or refractory B‑cell malignancies.
NX-5948: We are currently treating patients in a Phase 1a/1b dose-escalation and cohort expansion study in patients with relapsed or refractory B-cell malignancies. We also recently initiated a Phase 1 healthy volunteer study to assess food effects and drug-drug interactions in anticipation of the planned initiation of pivotal development in 2025. In January 2024, the U.S. Food and Drug Administration (FDA) granted Fast Track designation for NX-5948 for the treatment of adult patients with relapsed or refractory chronic lymphocytic leukemia (CLL) or small lymphocytic lymphoma (SLL) after at least two lines of therapy, including a BTK inhibitor (BTKi) and a B-cell lymphoma 2 (BCL2) inhibitor.
NX‑2127: We are currently treating patients in a Phase 1a/1b dose-escalation and cohort expansion study of NX-2127 in patients with relapsed or refractory B-cell malignancies. We have initiated Phase 1b expansion cohorts for patients with relapsed CLL, diffuse large B-cell lymphoma (DLBCL) and mantle cell lymphoma (MCL). In March 2024, the FDA lifted the partial clinical hold on the U.S. Phase 1a/1b study evaluating NX-2127 in adults with relapsed/refractory B-cell malignancies. In August 2024, we reinitiated enrollment with a new chirally controlled drug product, which is being evaluated in a dose escalation study within the Phase 1a/b trial.
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
We have entered into several revenue generating collaborations with large biopharmaceutical companies, including with Gilead, Sanofi and Seagen (now a part of Pfizer), to leverage our DELigase platform for drug discovery. These collaborations allow us to further advance our future pipeline with multiple currently identified targets included in these collaborations. In aggregate, we have received $435.0 million in non-dilutive financing from our collaborators to date, and as of August 31, 2024, we are eligible to receive up to $7.1 billion in potential future fees and milestone payments, as well as royalties on future product sales. We retain certain options for co-development, co-commercialization and profit sharing in the United States for multiple drug candidates, pursuant to these collaborations.
Collaboration Agreements
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
Upon signing the Gilead Agreement, Gilead paid us an upfront payment of $45.0 million, plus $3.0 million in additional fees. In addition, from the signing of the Gilead Agreement to August 31, 2024, we have received payments of $47.0 million for research milestones and additional payments, $20.0 million for a license option exercise payment and $15.0 million in research term extension fees. As of August 31, 2024, we are eligible to receive up to approximately $1.8 billion in total additional payments based on certain additional fees, payments and the successful completion of certain preclinical, clinical, development and sales milestones. We also are eligible to receive mid-single digit to low tens percentage tiered royalties on annual net sales from any commercial products directed to the optioned collaboration targets, subject to certain reductions and excluding sales in the United States of any products for which we exercise our option to co-develop and co-promote, for which the parties share profits and losses evenly.

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
We recognized collaboration revenue from the Gilead Agreement of $2.4 million and $11.9 million during the three and nine months ended August 31, 2024, respectively, and $11.6 million and $24.7 million during the three and nine months ended August 31, 2023, respectively. As of August 31, 2024 and November 30, 2023, there was $13.1 million and $10.0 million, respectively, of deferred revenue related to payments received by us under the Gilead Agreement.
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

Upon signing the Sanofi Agreement, Sanofi paid us an upfront payment of $55.0 million. Subsequently, in January 2021, Sanofi paid us an additional $22.0 million to exercise its option to expand the number of targets beyond the initial targets included in the collaboration. In addition, from the signing of the Sanofi Agreement to August 31, 2024, we have received payments of $13.0 million for research milestones. As of August 31, 2024, we are eligible to receive up to approximately $2.0 billion in total additional payments based on certain additional fees, payments and the successful completion of certain research development, regulatory and sales milestones. We are also eligible to receive mid-single digit to low teen percentage tiered royalties on annual net sales of any commercial products that may result from the collaboration, subject to certain reductions and excluding sales in the United States of any products for which we exercise our option to co-develop and co-promote, for which the parties share profits and losses evenly.
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
We recognized collaboration revenue from the Sanofi Agreement of $5.9 million and $16.2 million during the three and nine months ended August 31, 2024, respectively, and $6.8 million and $17.1 million during the three and nine months ended August 31, 2023, respectively. As of August 31, 2024 and November 30, 2023, there was $14.6 million and $24.9 million, respectively, of deferred revenue related to payments received by us under the Sanofi Agreement.
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
For the targets nominated by Pfizer under the collaboration, we shall use commercially reasonable efforts to identify, synthesize, characterize and deliver targeted protein degraders that selectively bind to and degrade such targets. Development of licensed degraders, with the exception of licensed products for which we exercise our profit-share options, will be at Pfizer’s sole cost and expense. For the profit-share products, the parties will share net profits and net losses and global development costs, and we will be eligible to receive royalty and milestone payments on such optioned products.
Under the terms of the Pfizer Agreement, we received an upfront payment of $60.0 million. In addition, from the signing of the Pfizer Agreement to August 31, 2024, we have received a payment of $5.0 million in connection with the achievement of a research milestone. We are eligible to receive up to approximately $3.4 billion in contingent payments based on specified research, development, regulatory and commercial milestones across multiple programs. We are also eligible for mid-single to low double digit percentage tiered royalties on future sales.
Subject to the exceptions described in the Pfizer Agreement, the Pfizer Agreement expires upon the first to occur of (1) the expiration of the last-to-expire option exercise period under the Pfizer Agreement if no such option has been exercised prior to such expiration and (2) the expiration of the last-to-expire royalty term under the Pfizer Agreement.
We recognized collaboration revenue from the Pfizer Agreement of $4.2 million and $13.1 million during the three and nine months ended August 31, 2024, respectively. As of August 31, 2024 and November 30, 2023, there was $50.2 million and $58.3 million, respectively, of deferred revenue related to payments received by us under the Pfizer Agreement.

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
Since inception, we have generally incurred significant losses and negative cash flows from operations. During the nine months ended August 31, 2024 and 2023, we incurred net losses of $135.0 million and $102.0 million, respectively. As of August 31, 2024, we had an accumulated deficit of $680.2 million. These losses have resulted primarily from costs incurred in connection with research and development activities and general and administrative costs associated with our operations.
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
As of August 31, 2024, we had $457.5 million in cash, cash equivalents and marketable securities. We expect that our existing cash, cash equivalents and marketable securities are sufficient to fund our operations for at least the next 12 months. See the section titled “—Liquidity and Capital Resources” for more information. To finance our operations beyond that point, we will need to raise substantial additional capital to complete the development and commercialization of our drug candidates. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing and distribution arrangements. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans.
Impact of Current Global Business, Political and Macroeconomic Conditions
Uncertainty in the global business, political and macroeconomic environments present significant risks to our business. We are subject to continuing risks and uncertainties, including increasing financial market volatility and uncertainty, inflation, interest rate fluctuations, uncertainty with respect to the federal budget and debt ceiling and potential government shutdowns related thereto, instability in the global banking system, cybersecurity events, the impact of war or military conflict, including regional conflicts around the world, and public health pandemics. We are closely monitoring the impact of these factors on all aspects of our business, including the impacts on our clinical trial patients, employees, partner, suppliers, and vendors.
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
Our critical accounting policies and more significant areas involving management’s judgments and estimates used in preparation of our condensed consolidated financial statements are discussed in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended November 30, 2023. There have been no significant changes to these policies for the three and nine months ended August 31, 2024.
Recent Accounting Pronouncements
See Note 2, “Summary of Significant Accounting Policies—Recently Adopted Accounting Pronouncements” to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information.

Results of Operations
Comparison of the three and nine months ended August 31, 2024 and 2023
Our results of operations for the three and nine months ended August 31, 2024 and 2023 are summarized as follows (in thousands):

	Three Months Ended August 31,		Change	Nine Months Ended August 31,		Change
	2024	2023		2024	2023
Revenue:
Collaboration revenue	$12,588	$18,467	$(5,879)	$41,265	$41,828	$(563)
License revenue	—	—	—	—	20,000	(20,000)
Total revenue	12,588	18,467	(5,879)	41,265	61,828	(20,563)
Operating expenses:
Research and development	55,481	47,856	7,625	154,408	139,435	14,973
General and administrative	11,718	10,623	1,095	35,227	32,122	3,105
Total operating expenses	67,199	58,479	8,720	189,635	171,557	18,078
Loss from operations	(54,611)	(40,012)	(14,599)	(148,370)	(109,729)	(38,641)
Interest and other income, net	5,737	3,030	2,707	13,612	7,737	5,875
Loss before income taxes	(48,874)	(36,982)	(11,892)	(134,758)	(101,992)	(32,766)
Provision for income taxes	82	—	82	262	—	262
Net loss	$(48,956)	$(36,982)	$(11,974)	$(135,020)	$(101,992)	$(33,028)
Collaboration Revenue
Our collaboration revenue for the three and nine months ended August 31, 2024 and 2023 is summarized as follows (in thousands):

	Three Months Ended August 31,		Change	Nine Months Ended August 31,		Change
	2024	2023		2024	2023
Gilead	$2,426	$11,637	$(9,211)	$11,904	$24,703	$(12,799)
Sanofi	5,923	6,830	(907)	16,231	17,125	(894)
Pfizer	4,239	—	4,239	13,130	—	13,130
Total collaboration revenue	$12,588	$18,467	$(5,879)	$41,265	$41,828	$(563)
Our collaboration revenue decreased by $5.9 million during the three months ended August 31, 2024, compared to the three months ended August 31, 2023, primarily due to a decrease in revenue from our collaboration with Gilead as we concluded the initial research term for certain drug targets. There was also a decrease in revenue from our collaboration with Sanofi due to fewer milestone payments being achieved and the extension of the research period for a target, pursuant to the Sixth Amendment to the Sanofi Agreement that we entered into in March 2024, that increased forecasted expenditures. The decrease in collaboration revenue was offset by the recognition of revenue from our collaboration agreement with Pfizer that we entered into in September 2023.
Our collaboration revenue decreased by $0.6 million during the nine months ended August 31, 2024, compared to the nine months ended August 31, 2023, primarily due to a decrease in revenue from our collaboration with Gilead as we concluded the initial research term for certain drug targets and due to fewer milestone payments being achieved. There was also a decrease in revenue from our collaboration with Sanofi due to fewer milestone payments being achieved and the extension of the research period for a target, pursuant to the Sixth Amendment to the Sanofi Agreement that we entered into in March 2024, that increased forecasted expenditures. The decrease in collaboration revenue was offset by the recognition of revenue from our collaboration agreement with Pfizer that we entered into in September 2023.
License Revenue
Our license revenue was zero and $20.0 million for the three and nine months ended August 31, 2023, and is related to the Gilead License Option Exercise. There was no license revenue for the three and nine months ended August 31, 2024.

Research and Development Expenses
Our research and development expenses for the three and nine months ended August 31, 2024 and 2023 are summarized as follows (in thousands):

	Three Months Ended August 31,		Change	Nine Months Ended August 31,		Change
	2024	2023		2024	2023
Compensation and related personnel costs	$17,216	$17,707	$(491)	$53,401	$55,508	$(2,107)
Stock-based compensation	4,631	4,552	79	12,743	14,565	(1,822)
Supplies, contract research and consulting	12,474	10,895	1,579	34,074	30,754	3,320
Preclinical activities	804	686	118	1,502	1,166	336
Contract manufacturing	4,935	2,127	2,808	10,253	5,387	4,866
Clinical costs	6,782	4,870	1,912	18,336	12,510	5,826
Facility and other costs	8,639	7,019	1,620	24,099	19,545	4,554
Total research and development expenses	$55,481	$47,856	$7,625	$154,408	$139,435	$14,973
Our research and development expenses increased by $7.6 million during the three months ended August 31, 2024 compared to the three months ended August 31, 2023. There was an increase in clinical, contract manufacturing and consulting costs as we continued to accelerate the enrollment of NX-5948 and progress our other clinical trial programs for NX-2127 and NX-1607, and an increase in contract research costs to support our ongoing collaborations. There was also an increase in facility costs primarily driven by lease expense and equipment costs related to our lease in The Woodlands, Texas, which commenced in September 2023.
Our research and development expenses increased by $15.0 million during the nine months ended August 31, 2024 compared to the nine months ended August 31, 2023. There was an increase in clinical, contract manufacturing and consulting costs as we continued to accelerate the enrollment of NX-5948 and progress our other clinical trial programs for NX-2127 and NX-1607, and an increase in supplies to support our collaboration with Pfizer. There was also an increase in facility costs primarily driven by lease expense and equipment costs related to our lease in The Woodlands, Texas, which commenced in September 2023. There was a decrease in compensation and related personnel costs and non-cash stock-based compensation expense due to a decrease in headcount.
General and Administrative Expenses
Our general and administrative expenses increased by $1.1 million during the three months ended August 31, 2024 compared to the three months ended August 31, 2023. There was an increase in costs related to investor relations and other professional services and in local taxes, offset by a decrease in professional costs related to the Seagen Agreement. There were also deferred issuance costs charged to expense during the period.
Our general and administrative expenses increased by $3.1 million during the nine months ended August 31, 2024 compared to the nine months ended August 31, 2023. There was an increase in non-cash stock-based compensation expense primarily driven by the increased issuance of restricted stock units and incentive stock options, an increase in outside consulting and professional service costs and an increase in local taxes.
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

In August 2021, we filed a shelf registration statement on Form S-3 with the SEC, which was amended in February 2023 (the Shelf Registration Statement) and which expired in August 2024 with respect to additional sales of securities. The Shelf Registration Statement, which included a base prospectus, allowed us to offer and sell up to $450.0 million of our registered common stock, preferred stock, debt securities, warrants, subscriptions rights and/or units or any combination of securities described in the prospectus in one or more offerings. In addition, in August 2021, we entered into an Equity Distribution Agreement with Piper Sandler & Co. (Piper Sandler) pursuant to which, from time to time, we could offer and sell through Piper Sandler up to $150.0 million of the common stock registered under the Shelf Registration Statement pursuant to one or more “at the market” offerings. We are not required to sell any shares at any time during the term of the Equity Distribution Agreement. We agreed to pay Piper Sandler a commission of 3.0% of the gross sales price of any shares sold pursuant to the Equity Distribution Agreement. In June 2022, we issued and sold 2,000,000 shares of common stock under the Equity Distribution Agreement at a price of $10.00 per share for net proceeds of $19.3 million after deducting offering commissions and expenses paid by us. In May 2024, we issued and sold 3,194,809 shares of common stock under the Equity Distribution Agreement at various prices ranging from $15.50 to $16.00 per share for total net proceeds of $48.5 million, after deducting offering commissions and expenses paid by us (the May 2024 ATM Financing).
In June 2024, we filed an automatic shelf registration statement on Form S-3 (the Automatic Shelf Registration Statement). The Automatic Shelf Registration Statement, which includes a base prospectus, allows us at any time to offer and sell our registered common stock, preferred stock, debt securities, warrants, subscriptions rights and/or units or any combination of securities described in the prospectus in one or more offerings. On July 11, 2024, we entered into an amendment to the Equity Distribution Agreement (as amended, the Amended Equity Distribution Agreement), pursuant to which, from time to time, we may offer and sell through Piper Sandler up to $150.0 million of common stock registered under the Automatic Shelf Registration Statement pursuant to one or more “at the market” offerings. We are not required to sell any shares at any time during the term of the Amended Equity Distribution Agreement. We agreed to pay Piper Sandler a commission of up to 3.0% of the gross sales price of any shares sold pursuant to the Amended Equity Distribution Agreement. In August 2024, we issued and sold 2,145,000 shares of common stock under the Amended Equity Distribution Agreement at $20.00 per share for total net proceeds of $42.0 million after deducting offering commissions and expenses paid by us (the August 2024 ATM Financing). As of August 31, 2024, we had $107.1 million of common stock remaining available for sale under the Amended Equity Distribution Agreement. In October 2024, we issued and sold 3,711,770 shares of common stock under the Amended Equity Distribution Agreement at $21.50 per share for total net proceeds of $78.4 million after deducting offering commissions and expenses paid by us (the October 2024 ATM Financing). Following the October 2024 ATM Financing, we had $27.3 million of common stock remaining available for sale under the Amended Equity Distribution Agreement.
In July 2022, we entered into separate securities purchase agreements with certain purchasers to issue and sell pre‑funded warrants to purchase an aggregate of 6,814,920 shares of our common stock in registered direct offerings (RDOs) at a price of $13.939 per pre-funded warrant (the 2022 Pre-Funded Warrants). Net proceeds from the RDOs were $94.8 million, after deducting offering expenses of $0.2 million. As of August 31, 2024, a total of 6,097,560 of the 2022 Pre-Funded Warrants remained available for exercise.
In April 2024, we completed an underwritten public offering (the 2024 Public Offering) and issued (a) 11,916,667 shares of common stock, which included 1,750,000 shares issued upon the exercise in full by our underwriters of their option to purchase additional shares of common stock, at a public offering price of $15.00 per share, and (b) pre-funded warrants to purchase 1,500,100 shares of our common stock (the 2024 Pre-Funded Warrants) at a public offering price of $14.999 per pre-funded warrant, which represents the per share public offering price for the common stock less a $0.001 per share exercise price for each pre-funded warrant. The net proceeds from this offering were approximately $188.7 million, after deducting underwriting discounts and commissions and offering expenses. As of August 31, 2024, all of the 2024 Pre-Funded Warrants remained available for exercise. Subsequent to August 31, 2024, a holder of the 2024 Pre-Funded Warrants exercised a warrant to purchase 19,751 shares of our common stock, resulting in the issuance of 19,750 shares of our common stock through a cashless exercise.
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
Funding Requirements
As of August 31, 2024, our operations have primarily been funded through the net proceeds from equity offerings of $929.7 million and proceeds from collaborations of $435.0 million. We do not have any products approved for sale, and we have not generated any revenue from product sales. As of August 31, 2024, we had $457.5 million in cash, cash equivalents and marketable securities.

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
Our contractual obligations mostly consist of our operating lease obligations for facilities in San Francisco, California and The Woodlands, Texas. Our total operating lease commitments as of August 31, 2024, were approximately $37.6 million, of which $6.7 million is expected to be paid within the next 12 months. This excludes the minimum rent payable pursuant to lease amendments entered into in September 2024. In addition, we enter into agreements in the normal course of business with contract research organizations for clinical trials and with vendors for preclinical studies and other services and products for operating purposes, which are generally cancelable upon written notice.
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

Cash flows
Our cash flows for the nine months ended August 31, 2024 and 2023 are summarized as follows (in thousands):

	Nine Months Ended August 31,
	2024	2023
Cash used in operating activities	$(123,833)	$(108,054)
Cash (used in) provided by investing activities	(116,896)	82,674
Cash provided by financing activities	285,146	3,210
Net increase (decrease) in cash, cash equivalents and restricted cash	$44,417	$(22,170)
Operating activities
Net cash used in operating activities was $123.8 million for the nine months ended August 31, 2024 and consisted of a net loss of $135.0 million and an increase in net assets of $18.9 million, offset by non-cash adjustments of $30.0 million. The increase in net assets consisted of a decrease in deferred revenue of $15.3 million as we increased effort in our programs and recognized revenue, a decrease in operating lease liabilities of $4.8 million due to lease payments made during the period, a decrease in accounts payable of $2.4 million from payments to vendors, offset by an increase in accrued expenses and other liabilities of $2.8 million primarily due to the accrual of compensation and other related personnel costs and costs related to our clinical trials and a decrease in prepaid and other assets of $0.8 million primarily due to the recognition of expenses for prepaid services. Non-cash adjustments primarily consisted of stock-based compensation expenses of $25.4 million, depreciation and amortization expenses of $6.8 million and amortization of operating lease right-of-use (ROU) assets of $5.4 million, offset by net accretion of discount on marketable securities of $7.8 million.
Net cash used in operating activities was $108.1 million for the nine months ended August 31, 2023 and consisted of a net loss of $102.0 million and an increase in net assets of $38.7 million, offset by non-cash adjustments of $32.6 million. The increase in net assets consisted of a decrease in deferred revenue of $31.3 million, which included an increase in contract assets of $6.0 million related to the achievement of a milestone under the Gilead Agreement, as we increased effort in our programs and recognized revenue, a decrease in operating lease liabilities of $4.9 million due to lease payments made during the period, a decrease in accounts payable of $3.0 million from payments to vendors and an increase in accounts receivable of $2.0 million related to the achievement of a milestone under the Sanofi Agreement, offset by decrease in prepaid and other assets of $2.6 million primarily due to the recognition of expenses for prepaid services. Non-cash adjustments primarily consisted of stock-based compensation expenses of $25.6 million, depreciation and amortization expenses of $5.6 million, amortization of operating lease ROU assets of $4.3 million, offset by net accretion of discount on marketable securities of $3.5 million.
Investing activities
Net cash used in investing activities was $116.9 million for the nine months ended August 31, 2024 and primarily consisted of the purchase of marketable securities of $409.7 million, offset by the maturity of marketable securities of $300.0 million.
Net cash provided by investing activities was $82.7 million for the nine months ended August 31, 2023 and consisted of the maturity of marketable securities of $246.4 million, offset by the purchase of marketable securities of $157.9 million and the purchase of property and equipment of $5.8 million.
Financing activities
Net cash provided by financing activities was $285.1 million for the nine months ended August 31, 2024 and consisted primarily of net proceeds from our 2024 Public Offering, the May 2024 ATM Financing and the August 2024 ATM Financing.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our President and Chief Executive Officer and our Chief Financial Officer, our principal executive officer and principal accounting and financial officer, respectively, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of August 31, 2024.
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our President and Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of August 31, 2024.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended August 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Our net loss was $143.9 million for the fiscal year ended November 30, 2023, and $135.0 million for the nine months ended August 31, 2024. As of August 31, 2024, we had an accumulated deficit of $680.2 million. To date, we have not generated any revenue from product sales and have financed our operations primarily through our collaborations and sales of our equity interests. We are in the early stages of development of our drug candidates. Our lead drug candidates, NX-5948, NX-2127 and NX-1607, are in the early stages of clinical development. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We anticipate that our operating expenses and capital expenditure requirements will increase substantially if and as we:
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
We had cash, cash equivalents and marketable securities of $457.5 million as of August 31, 2024. We believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our operating expenses and capital expenditure requirements through at least the next 12 months. However, our future capital requirements and the period for which we expect our existing resources to support our operations may vary significantly from what we expect, and we may need to seek additional funds sooner than planned. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans. Our future capital requirements will depend on many factors, including:
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
The results of preclinical studies and early-stage clinical trials may not be predictive of future results. Initial success in clinical trials may not be indicative of results obtained in later-stage trials or when these trials are completed.
The results of preclinical studies may not be predictive of the results of clinical trials, and the results of any early-stage clinical trials we commence may not be predictive of the results of the later-stage clinical trials or when these trials are completed. In addition, initial success in clinical trials may not be indicative of results obtained when such trials are completed. In particular, the small number of patients in our planned early clinical trials may make the results of these trials less predictive of the outcomes of later clinical trials. For example, even if successful, the results of our initial clinical trials for NX-5948, NX-2127 and NX-1607 may not be predictive of the results of further clinical trials of these drug candidates or any of our other drug candidates. Moreover, preclinical and clinical data often are susceptible to varying interpretations and analyses, and many companies that have believed their drug candidates performed satisfactorily in preclinical studies and clinical trials nonetheless have failed to obtain marketing approval of their products. Our future clinical trials may not ultimately be successful or support further clinical development of any of our drug candidates. There is a high failure rate for drug candidates proceeding through clinical trials. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in clinical development even after achieving encouraging results in earlier studies and clinical trials. Any such setbacks in our clinical development could materially harm our business, results of operations, financial condition and prospects.
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
We obtain certain chemical or biological intermediates in the synthesis of our drug candidates and natural health products (NHPs) for toxicology testing in countries affected by macroeconomic events and conditions, including inflation, interest rate fluctuations, uncertainty with respect to the federal budget and debt ceiling and potential government shutdowns related thereto, increasing financial market volatility and uncertainty, the impact of war or military conflict, including regional conflicts around the world, and public health pandemics. If we are unable to obtain these chemical or biological intermediates or NHPs in sufficient quantity and in a timely manner due to disruptions in the global supply chain caused by macroeconomic events and conditions, the development, testing and clinical trials of that drug candidate may be delayed or infeasible, and regulatory approval or commercial launch of any resulting product may be delayed or not obtained, which could significantly harm our business.

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

If any of our drug candidates are not considered to be a new active substance or are deemed to fall within the “global marketing authorization” of an existing medicinal product or if pediatric studies are not adequately completed, such drug candidates may fail to obtain regulatory data protection or an extension to existing regulatory data protection.
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
The FDA’s and other regulatory authorities’ policies may change, and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our drug candidates. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained, and we may not achieve or sustain profitability. We also cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation, judicial or administrative or executive action, either in the United States or abroad.
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
Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. For example, the global financial crisis of 2007-2008 caused extreme volatility and disruptions in the capital and credit markets. Similarly, the volatility associated with the COVID-19 pandemic caused significant instability and disruptions in the capital and credit markets and, more recently, the global economy has been impacted by interest rate fluctuations and inflation, uncertainty with respect to the federal budget and debt ceiling and potential government shutdowns related thereto, as well as the possibility of a recession or further economic downturn. Moreover, there have been recent concerns with respect to the stability of the global banking system. For example, on March 10, 2023, Silicon Valley Bank (SVB), which was one of our banking partners, was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (FDIC) as receiver. Similarly, on March 12, 2023, Silvergate Capital Corp. and Signature Bank were each swept into receivership. While we only had a minimal amount of our cash directly at SVB and the FDIC took steps to make depositors of SVB whole such that we regained access to this cash, there is no assurance that similar guarantees will be made in the event of further bank closures and continued instability in the global banking system. Our ongoing cash management strategy is to maintain diversity in our deposit accounts across financial institutions, but deposits in these institutions may exceed the amount of insurance provided on such deposits and there can be no assurance that this strategy will be successful. If other banks and financial institutions enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, then our ability to access our cash, cash equivalents and marketable securities may be threatened, which could have a material adverse effect on our business and financial condition. Furthermore, the capital and credit markets may be adversely affected by regional conflicts around the world and the possibility of a wider global conflict, global sanctions imposed in response to regional conflicts or an energy crisis. A severe or prolonged economic downturn, such as the global financial crisis, could result in a variety of risks to our business, including weakened demand for our drug candidates and in our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy also could strain our suppliers, possibly resulting in supply disruption. We cannot anticipate all of the ways in which the foregoing, and the current economic climate and financial market conditions generally, could adversely impact our business. Furthermore, our stock price may decline due in part to the volatility of the stock market and any general economic downturn.
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
•regulatory developments affecting our drug candidates or those of our competitors; and
•changes in general market and economic conditions, including interest rate fluctuations, inflation, uncertainty with respect to the federal budget and debt ceiling and potential government shutdowns related thereto, instability in the global banking system and the possibility of a recession or further economic downturn.
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
•natural disasters and other calamities; and
•general economic, industry and market conditions, including interest rate fluctuations, inflation, uncertainty with respect to the federal budget and debt ceiling and potential government shutdowns related thereto, instability in the global banking system and the possibility of a recession or further economic downturn.
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
In addition, we currently have on file with the SEC an automatic shelf registration statement on Form S-3 which allows us to offer and sell our registered common stock, preferred stock, debt securities, warrants, subscriptions rights and or units from time to time pursuant to one or more offerings at prices and terms to be determined at the time of sale. In August 2021, we entered into an Equity Distribution Agreement (Equity Distribution Agreement) with Piper Sandler & Co. (Piper Sandler), which was amended in July 2024 (as amended, the Amended Equity Distribution Agreement), pursuant to which, from time to time, we may offer and sell through Piper Sandler up to $150.0 million of the common stock registered under the shelf registration statement pursuant to one or more “at the market” offerings. In June 2022, we issued and sold 2,000,000 shares of common stock under the Equity Distribution Agreement; in May 2024, we issued and sold 3,194,809 shares of our common stock under the Equity Distribution Agreement; in August 2024, we issued and sold 2,145,000 shares of common stock under the Amended Equity Distribution Agreement; and in October 2024, we issued and sold 3,711,770 shares of common stock under the Amended Equity Distribution Agreement. As of the date of this filing, we have $27.3 million of common stock remaining available for sale under the Amended Equity Distribution Agreement. Sales of our common stock under the Amended Equity Distribution Agreement with Piper Sandler could be subject to business, economic or competitive uncertainties and contingencies, many of which may be beyond our control, and which could cause actual results from the sale of our common stock to differ materially from expectations. To the extent additional capital is raised through the sale and issuance of shares or other securities convertible into shares, the ownership interest of our stockholders will be diluted. Future issuances of our common stock or other equity securities, or the perception that such sales may occur, could adversely affect the trading price of our common stock and impair our ability to raise capital through future offerings of shares or equity securities. No prediction can be made as to the effect, if any, that future sales of common stock or the availability of common stock for future sales will have on the trading price of our common stock.
We will not receive a significant amount, or potentially any, additional funds upon the exercise of our pre-funded warrants; however, any exercise would increase the number of shares eligible for future resale in the public market and result in substantial dilution to our stockholders.
As of August 31, 2024, we have issued pre-funded warrants to purchase a total of 8,315,020 shares of our common stock, of which 7,597,660 were outstanding as of August 31, 2024. Each pre-funded warrant is exercisable for $0.001 per share of common stock underlying such pre-funded warrant, which may be paid by way of a cashless exercise, meaning that the holder may not pay a cash purchase price upon exercise, but instead would receive upon such exercise the net number of shares of common stock determined according to the formula set forth in the pre-funded warrant. Accordingly, we will not receive a significant amount, or potentially any, additional funds upon the exercise of the pre-funded warrants. To the extent such pre-funded warrants are exercised, additional shares of common stock will be issued for nominal or no additional consideration, which will result in substantial dilution to the then existing holders of our common stock and will increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of the common stock, causing our stock price to decline.

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
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
(c) Director and Section 16 Officer Rule 10b5-1 Trading Arrangements
No director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K, during the three months ended August 31, 2024.

Item 6. Exhibits

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

10.1*	Third Amendment to Lease Agreement, dated March 2, 2021, by and between ARE-San Francisco No. 26 Owner, LLC and the Registrant					X

10.2*	Fourth Amendment to Lease Agreement, dated April 30, 2021, by and between ARE-San Francisco No. 26 Owner, LLC and the Registrant					X

10.3	Fifth Amendment to Lease Agreement, dated September 13, 2024, by and between ARE-San Francisco No. 26 Owner, LLC and the Registrant					X

10.4	Third Amendment to Lease Agreement, dated September 13, 2024, by and between ARE-San Francisco No. 19 Owner, LLC and the Registrant					X

10.5	Amendment No. 1 to the Equity Distribution Agreement, dated July 11, 2024, by and between the Registrant and Piper Sandler & Co.	8-K	001-39398	10.1	7/11/2024

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1†	Certification of Principal Executive Officer and Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	Inline XBRL Instance Document - the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File (formatted as Inline XBRL and included in exhibit 101)					X

*	Registrant has omitted certain schedules pursuant to Item 601(a)(5) of Regulation S-K.
†	The certifications furnished in Exhibits 32.1 hereto are deemed to accompany this Quarterly Report on Form 10-Q and are not deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall they be deemed incorporated by reference into any filing under the Securities Act of the Exchange Act.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NURIX THERAPEUTICS, INC.

Date: October 11, 2024	By:	/s/ ARTHUR T. SANDS
Arthur T. Sands, M.D., Ph.D.
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: October 11, 2024	By:	/s/ HANS VAN HOUTE
Hans van Houte
Chief Financial Officer (Principal Financial and Accounting Officer)