Form 10-K
period 2024-11-30
Nurix Therapeutics, Inc.
filed 2025-01-28
CIK 1549595

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________________________________
FORM 10-K
___________________________________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended November 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
The aggregate market value of the common stock held by non-affiliates of the Registrant, based on the closing price of the Registrant’s common stock on May 31, 2024 (the last business day of the Registrant’s most recently completed second fiscal quarter) as reported by the Nasdaq Global Market on such date was approximately $995.9 million. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purpose.
As of January 24, 2025, the Registrant had 75,886,817 shares of common stock, $0.001 par value per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Certain sections of the Registrant’s definitive Proxy Statement to be filed in connection with the Registrant’s 2025 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such definitive Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the Registrant’s fiscal year ended November 30, 2024.

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
•the potential advantages of our DEL-AI platform, our drug candidates and degrader antibody conjugates (DACs);
•the extent to which our scientific approach, our DEL-AI platform, protein degradation, antibody-drug conjugation, and DACs may potentially address a broad range of diseases;
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
Overview
We are a clinical stage biopharmaceutical company focused on the discovery, development and commercialization of targeted protein degradation medicines, the next frontier in innovative drug design aimed at improving treatment options for patients with cancer and inflammatory diseases. Powered by a fully artificial intelligence (AI)-integrated discovery engine capable of tackling any protein class, and coupled with leading ligase expertise, Nurix has built a significant advantage in translating the science of protein degradation into clinical advancements with the aim of establishing degrader-based treatments at the forefront of patient care. Our wholly owned, clinical stage pipeline includes three investigational drug candidates designed with the goal to be first-in-class or best-in-class therapeutics: NX-5948, a highly selective degrader of Bruton’s tyrosine kinase (BTK); NX-2127, a dual degrader of BTK and transcription factors IKZF1(Ikaros) and IKZF3 (Aiolos); and NX-1607, an inhibitor of Casitas B-lineage lymphoma proto-oncogene B (CBL-B), an E3 ligase that regulates activation of multiple immune cell types including T cells and NK cells. We are also advancing multiple potentially first-in-class or best-in-class degraders and degrader antibody conjugates (DACs) in our preclinical pipeline. Our partnered drug discovery pipeline consists of preclinical stage degraders of IRAK4, STAT6 and multiple currently undisclosed targets under collaboration agreements with Gilead Sciences, Inc. (Gilead), Sanofi S.A. (Sanofi) and Pfizer Inc. (Pfizer). Within these collaborations, we retain certain options for co-development, co-commercialization and profit sharing in the United States for multiple drug candidates. Both our wholly owned and partnered pipelines are driven by our DEL-AI discovery engine which employs advanced machine learning to enable all aspects of discovery, starting with DNA encoded library (DEL) hit-finding and degrader design, followed by automated chemistry synthesis and direct-to-biology screening and optimization, to rapidly generate degraders and DACs as new chemical entity drug candidates. By leveraging hundreds of billions of DEL compound binding signatures derived from thousands of DEL affinity screens collected from a diverse set of highly validated protein targets, our DEL-AI engine can prospectively identify binders as starting points for drug discovery for virtually any pharmaceutically relevant target.
Our Clinical and Preclinical Development Pipeline
Our wholly owned pipeline of drug candidates comprises three clinical stage oncology programs and multiple preclinical stage Targeted Protein Degrader (TPD) and Degrader Antibody Conjugate (DAC) programs spanning the therapeutic areas of oncology, inflammation and immunology. Our partnered pipeline further expands our reach into rheumatoid arthritis and Type 2 inflammation, as well as solid tumor oncology via multiple undisclosed programs. This combination of wholly owned and partnered portfolios across a range of indications and modalities demonstrates our ability to discover and advance novel medicines, many of which selectively target disease proteins previously thought to be undruggable. The following chart summarizes our clinical and preclinical pipelines and ongoing clinical studies:

Clinical Pipeline
Our portfolio of targeted protein degraders of the B‑cell signaling protein BTK comprises NX‑5948, an investigational, orally bioavailable, highly selective BTK degrader for the treatment of relapsed or refractory B-cell malignancies and potentially autoimmune diseases, and NX‑2127, an investigational, orally bioavailable degrader that simultaneously degrades BTK and two well-characterized cereblon neosubstrates IKZF1 (Ikaros) and IKZF3 (Aiolos) that are clinically validated transcription factor targets for relapsed or refractory B‑cell malignancies.
Status of NX-5948: We are currently conducting a Phase 1b cohort expansion study of NX-5948 in patients with relapsed or refractory B-cell malignancies. In January 2024, the U.S. Food and Drug Administration (FDA) granted Fast Track designation for NX-5948 for the treatment of adult patients with relapsed or refractory chronic lymphocytic leukemia (CLL) or small lymphocytic lymphoma (SLL) after at least two lines of therapy, including a BTK inhibitor and a B-cell lymphoma 2 (BCL2) inhibitor. In November 2024, the European Medicines Agency (EMA) granted Priority Medicine (PRIME) designation for NX-5948 in CLL or SLL after at least a BTK inhibitor and a BCL-2 inhibitor. In December 2024, the FDA granted Fast Track designation for NX-5948 for the treatment of adult patients with Waldenstrom’s macroglobulinemia (WM) after at least two lines of therapy, including a BTK inhibitor.
Status of NX‑2127: We are currently conducting a Phase 1a/1b dose-escalation and cohort expansion study of NX-2127 in patients with relapsed or refractory B-cell malignancies. We previously initiated Phase 1b expansion cohorts for patients with relapsed CLL, diffuse large B-cell lymphoma (DLBCL) and mantle cell lymphoma (MCL). Enrollment was paused in 2023 due to a partial clinical hold stemming from a manufacturing change designed to produce a chirally controlled form of NX-2127. Enrollment of new patients in this clinical trial recommenced in August 2024 following resolution of the partial hold by the FDA. Dose escalation with the new drug form is ongoing with a focus on patients with aggressive forms of B-cell lymphoma, such as DLBCL and MCL.
In addition to our BTK degrader portfolio, we are also advancing a novel immune-oncology inhibitor of the E3 ligase CBL-B. CBL-B is a RING-type E3 ligase that regulates the activation of multiple immune cell types including T cells and NK cells through protein degradation. NX-1607 is an orally bioavailable inhibitor of CBL-B that has the potential to relieve T cell anergy and promote anti-cancer immune cell activity. NX-1607 is currently being explored in a variety of solid tumor indications.
Status of NX-1607: We are currently conducting a Phase 1a/1b dose-escalation and cohort expansion study of NX-1607 in patients with a range of oncology indications. This study also includes a cohort within the Phase 1a dose escalation study testing NX-1607 in combination with paclitaxel, a taxane chemotherapy commonly used across a range of relapsed and refractory solid tumor indications. In 2022, NX-1607 was awarded an Innovation Passport from the United Kingdom (UK) Medicines and Healthcare products Regulatory Agency to accelerate time to market and facilitate patient access to novel drugs to treat serious and life-threatening diseases.

Preclinical Pipeline
In addition to our clinical stage drug candidates, we are advancing multiple preclinical-stage programs within our protein degradation portfolio, both on our own and with partners, by developing new targeted protein degraders and degrader antibody conjugates for several therapeutic indications that currently lack treatment options or where current therapies are ineffective. These existing and future programs have the potential to provide patients with better options in therapeutic indications with significant unmet needs, including cancer, inflammation, autoimmunity and other challenging therapeutic areas.
We have entered into several revenue generating collaborations with large biopharmaceutical companies, including Gilead, Sanofi and Pfizer, to leverage our DEL-AI platform for drug discovery. As of November 30, 2024, we have received a total of $435.0 million in non-dilutive financing from our collaborators, and we are eligible to receive up to $7.1 billion in potential future fees and milestone payments, as well as royalties on future product sales. We retain certain options for co-development, co-commercialization and profit sharing in the United States for multiple drug candidates pursuant to these collaborations.
Corporate Strategy
Our strategy is to discover and develop breakthrough therapies for patients with significant unmet clinical need by developing highly differentiated targeted protein degrader drugs that eliminate disease-causing or disease-associated biological targets that to date have been ineffectively drugged or have been considered undruggable with existing modalities. The key elements of our strategy are to:
•Advance our lead program, NX-5948, into late-stage clinical development in CLL and potentially other B-cell malignancies. Enrollment is ongoing in our Phase 1b clinical trial of NX-5948 in adults with relapsed or refractory B-cell malignancies. In 2025, we intend to commence enrollment of a suite of additional trials designed to support the potential future registration of the drug in multiple regulatory jurisdictions. We plan to leverage the Fast Track designation from the FDA in CLL and WM as well as the PRIME designation from the EMA to accelerate the clinical development and registrational path for NX-5948 in oncology.
•Explore the therapeutic applications of our lead BTK degrader, NX-5948, for the treatment of patients with diseases caused by inflammation and autoimmunity. BTK mediates signaling downstream of the B-cell receptor (BCR), toll-like receptors (TLRs), and Fc receptors (FcRs), making it an attractive therapeutic target in antibody-mediated autoimmune and inflammatory diseases. Targeting BTK can reduce the production of new antibodies and mitigate inflammation induced by a variety of inflammatory signals, addressing key challenges in inflammatory and autoimmune diseases. We believe that NX-5948 may offer unique advantages over currently available BTK inhibitors in these disease indications by addressing both the enzymatic and scaffold activities of BTK, which are key to its function. In 2025, we plan to expand the current Phase 1b trial in patients with CLL to include patients who are also suffering from immune-mediated cytopenias such as anemia, a common co-morbidity associated with CLL. In 2025, we may further explore the utility of NX-5948 in autoimmune and inflammatory diseases with a separate clinical program which will require an IND with a separate division at the FDA.
•Continue development of NX-2127 through dose escalation with a focus on aggressive lymphomas including MCL and DLBCL. Enrollment of new patients in our Phase 1a/1b clinical trial of NX-2127 has resumed in adults with relapsed or refractory B-cell malignancies. In 2025, we expect to define doses to enable a Phase 1b cohort expansion.
•Continue development of NX-1607 through dose escalation in a range of solid tumor indications. Enrollment is ongoing in our Phase 1a/1b trial for NX-1607 in adults with multiple solid tumor types. In 2025, we expect to define doses and potential indications to enable a Phase 1b cohort expansion.
•Advance our portfolio of preclinical programs to generate development candidates and license agreements for our partnered pipeline. Our partnership efforts are focused on the advancement of a robust and sustainable pipeline in collaboration with our partners Gilead, Sanofi, and Pfizer. In our more mature partnerships with Gilead and Sanofi, multiple disclosed and undisclosed programs are advancing through lead optimization and IND-enablement. In March 2023, Gilead licensed our IRAK4 TPD program under the collaboration, and in March of 2024, Gilead extended the research term of multiple TPD programs. In April 2024, Sanofi extended its research term for a STAT6 targeted protein degrader with the goal of selecting a development candidate in the first half of 2025. In our partnership with Pfizer, which was announced in September 2023 under an agreement with Seagen, Inc., we have achieved two preclinical milestones to date, qualifying for $10.0 million in milestone payments. We expect to earn multiple additional preclinical and clinical milestones across our three active partnerships in 2025, which may allow us to secure additional license and development candidate events in subsequent years.

•Advance our proprietary portfolio of preclinical programs toward additional INDs. The leading edge of our proprietary preclinical portfolio includes our pan-mutant BRAF program, which is designed to specifically target and degrade multiple mutant forms of the BRAF protein for the treatment of solid tumors including melanoma, colorectal cancer and non-small cell lung cancer. Lead compounds from this program show potency against the most common class I V600E BRAF mutation, but also potently degrade a broad spectrum of other BRAF driver mutations including those characterized as class II or III, all while sparing wild-type BRAF activity. The series of mutant BRAF degrader compounds has been optimized for oral bioavailability and CNS exposure, a profile that is critical in the setting of relapsed BRAF-driven disease. We believe our degraders will be clinically advantageous over existing therapies based on in vivo preclinical models that show improved potency against clinically relevant BRAF mutations and superior efficacy compared to other clinical and preclinical BRAF and RAF agents. Our BRAF degraders are likely to provide a greater therapeutic window compared to existing BRAF agents because they avoid paradoxical pathway activation while preserving normal wild-type BRAF function. We believe that a pan-mutant BRAF degrader will provide more sustained MAPK pathway suppression through its catalytic mechanism of action with the potential to target relapsed and refractory BRAF-mutant positive class I patient populations as well as class II and III BRAF patients for which there exists no approved BRAF therapies. In addition to targeted protein degraders of mutant BRAF, we are advancing multiple other proprietary programs targeting mutant proteins or other disease-drivers that are currently at various stages of preclinical discovery from DNA-encoded library screening to lead optimization and development candidate nomination.
•Build a leading platform for discovery of degrader antibody conjugates. DACs combine the selective and potent catalytic activity of targeted protein degraders with the cell- and tissue-specific delivery capabilities of antibodies. DACs represent the next generation of antibody drug conjugate technology that is designed to allow for the application of uniquely targeted payloads that can deliver more precise drug action while also providing multiple layers of cellular and molecular selectivity to potentially achieve both enhanced safety and improved efficacy. As part of our strategy to accelerate DAC discovery and demonstrate value, we have partnered with Pfizer, the leading pharmaceutical company in the antibody drug conjugate space, to advance this cutting-edge modality. By combining Nurix’s experience in machine learning, automated chemistry and targeted protein degraders with Pfizer’s expertise in antibody conjugate design, optimization and development, we believe we can achieve technical synergies that could allow us to redefine the application of antibody conjugates for not only oncology but also non-oncology indications. In addition to the DACs in the Pfizer collaboration, we are pursuing multiple wholly owned DAC programs.

•Grow our proprietary pipeline by expanding the capabilities of our DEL-AI platform. Targeted protein degradation is rapidly becoming the therapeutic modality of choice for an increasing list of pharmaceutical targets. To unlock the full potential of TPD, it is essential to have ready access to chemical starting points for biological pathways and targets that historically have been considered undruggable but now are rendered tractable by this more versatile approach. We believe we are uniquely positioned to identify novel chemical starting points to undruggable proteins and ligases. We have developed a suite of AI tools applicable across the breadth of our technical workflows, but with a specific focus on prospective ligand discovery informed by our years of accumulated DEL know-how and screening data. Using our SP3-enriched, proprietary DNA-encoded libraries and complementary E3 ligase-enriched DEL screening data, we have created a leading AI-powered platform which is designed to quickly generate multiple potential starting points for degrader drugs, thereby opening access to hundreds of unprecedented drug targets and target families. Further, the predictive power of this platform extends our drug development capabilities into a broadening range of induced proximity modalities including novel molecular glue degraders and protein stabilizers. Our DEL-AI platform can reduce reliance on serial wet-lab protein chemistry and screening efforts on challenging targets and instead can provide nearly instant access to drug-like and selective DEL binders to potentially any target or target class. By employing advanced machine learning models informed by empirical degrader assay datasets we amassed, which include a compendium of in vitro and in vivo pharmacokinetic and pharmacodynamic readouts from tens of thousands of targeted protein degrader compounds, we have the ability to reduce the number of design-make-test cycles in our optimization campaigns, eliminate optimization bottlenecks, and shorten the overall project timelines required to achieve desired TPD target product profiles. We plan to continue to invest in and leverage our purpose-built machine learning capabilities and DEL-AI research engine, which we believe will enable us to enhance our position as a leader in degrader drug discovery and deliver a robust and sustainable drug pipeline.
•Explore additional strategic collaborations to maximize the commercial potential of our existing pipeline assets as well as our DEL-AI and DAC platforms. As of November 30, 2024, we have received a total of $435.0 million in non-dilutive funding from our collaborations, which has enabled us to invest in our own research and development activities. Under our Gilead, Sanofi and Pfizer collaborations, we have the potential to receive up to $7.1 billion in future fees and milestone payments, as well as royalties on future sales, and we retain certain options for co-development, co-commercialization and profit sharing in the United States for multiple drug candidates. We currently retain worldwide development and commercialization rights to our BTK and CBL-B clinical portfolios as well as numerous preclinical-stage projects, including our BRAF program. We intend to become a fully integrated biopharmaceutical company by building a targeted sales force in the United States and potentially other countries to support the commercialization of our approved drug candidates. In addition, we plan to selectively pursue technology collaborations and commercialization partnerships with partners whose capabilities complement our own, while retaining significant commercial rights in key geographic territories.
Our Clinical Programs
BTK’s role in B-cell malignancy
BTK is a key component of the B-cell receptor signaling pathway and has been clinically validated as a target in the treatment of B-cell malignancies, most notably in CLL but also in NHL. It is estimated that in 2024, in the United States, over 20,000 patients were diagnosed with CLL and over 80,000 patients were diagnosed with NHLs. Approximately 85% of NHLs are a result of B-cell malignancies. The natural progression of NHL varies widely and takes multiple forms, ranging from aggressive subtypes such as DLBCL, to more indolent forms such as follicular lymphoma (FL).
Background on BTK inhibitors and immunomodulatory drugs for B-cell malignancies
The first generation BTK inhibitor Imbruvica, or ibrutinib, is approved for the treatment of CLL, WM and chronic graft versus host disease. Second generation BTK inhibitors include Calquence, or acalabrutinib, which is approved for use in CLL and MCL, and Brukinsa, or zanubrutinib, which is approved for use in CLL, MCL, WM and marginal zone lymphoma (MZL). These BTK inhibitors bind covalently to cysteine C481 of the BTK protein and irreversibly inhibit BTK; however, all have some off-target binding to other kinases, which leads to unwanted side effects. In addition, acquired resistance, most commonly through mutations in C481, may limit the long-term efficacy of first and second generation covalent BTK inhibitors. A number of noncovalent BTK inhibitors are currently being investigated in clinical trials as potential therapies for patients with relapsed and refractory disease, including Jaypirca, or pirtobrutinib, which was recently approved for use in CLL and MCL. However, noncovalent inhibitors are also subject to acquired resistance, and treatment with such agents has led to the discovery of a broad range of new resistance mutations. Based on reported sales to date, we estimate that sales of BTK inhibitors were approximately $8.8 billion in 2023.

BTK degraders possess several unique properties that offer potential advantages over inhibitors:
•Addresses scaffold function of BTK. Removal of the BTK protein rather than inactivating the kinase domain addresses the scaffolding activity of BTK, more completely blocking the signaling activity of both wild-type and mutant forms of BTK.
•Address BTK inhibitor resistance mutations through event-driven pharmacology. BTK degraders do not require strong and prolonged binding to BTK to trigger degradation, which increases the ability of degraders to act on mutated BTK and may decrease the probability of forming new resistance mutations.
•Catalytic activity. A single degrader molecule is able to trigger degradation of thousands of BTK target proteins sequentially without the need to be constantly bound to the target.
We believe that targeted protein degradation of BTK may be a superior approach to existing covalent or noncovalent BTK inhibitors, particularly in the relapsed and refractory setting, and in the setting of resistance mutations to both covalent and noncovalent inhibitors.
Immunomodulatory drugs, including Revlimid, or lenalidomide, and Pomalyst, or pomalidomide, are analogs of Thalomid, or thalidomide. These drugs possess several anti-tumor properties, including anti-angiogenic and anti-proliferative effects. They also have multiple effects on the immune system, including the enhancement of T-cell mediated and NK-cell mediated immunity. Revlimid, the market leader in this class by global sales, was first approved in 2006 for the treatment of multiple myeloma. In May 2019, Revlimid in combination with Rituxan received a supplemental indication approval for previously treated FL, MZL and MCL, and in August 2020, Revlimid in combination with Monjuvi received a supplemental indication in DLBCL, thus validating the importance of this drug class in these indications. Based on reported sales to date, global sales of this drug class, including Revlimid and Pomalyst, peaked in 2021 at approximately $16.2 billion, prior to the introduction of generic competition. Subsequent to their approval and successful commercialization, studies demonstrated that these immunomodulatory drugs exert their therapeutic effect by triggering the degradation of specific proteins including Ikaros and Aiolos through the E3 ligase activity of cereblon, and hence were identified retrospectively as the first approved drugs to target an E3 ligase.
Recently published studies have reported early clinical data showing that combining a BTK inhibitor with an immunomodulatory drug may have the potential to augment clinical activity of certain standard of care agents in some hematologic malignancies such as non-germinal center B-cell like (non-GCB) DLBCL. Further, earlier scientific publications have described synthetic lethality in a DLBCL cell line treated with both ibrutinib and lenalidomide. By targeting both BTK and cereblon-mediated immunomodulatory pathways simultaneously, it is believed that the survival mechanisms driven by accumulated mutations within certain cancers can be overcome, thereby preventing escape and disease relapse. This may be especially effective if each pathway not only has different functions but also shares certain critical components. One possible intersection pathway is the suppression of interferon regulatory factor 4 (IRF4), a member of a family of transcription factors leading to a cell-lethal increase in interferon production. The early clinical study referenced above was particularly noteworthy because, prior to that study, few combinations have produced promising results in DLBCL. The findings suggest that simultaneous degradation of BTK combined with cereblon-mediated immunomodulatory activity by a single agent could produce an additive or synergistic effect in certain B-cell malignancies.
Potential advantages of BTK degraders
We have conducted extensive preclinical studies of our two clinical stage BTK degraders. We have demonstrated that both NX-5948 and NX-2127 can induce BTK degradation and inhibit tumor growth with oral administration in xenograft mouse models implanted with both wild-type and ibrutinib-resistant lymphoma cell lines. We have also demonstrated the ability of both NX-5948 and NX-2127 to degrade BTK in circulating B cells of non-human primates and in B-cell lymphoma patients following once daily oral dosing in ongoing Phase 1 trials. We have specifically designed NX-5948 to degrade BTK with limited or no degradation of cereblon neosubstrates.

B cell
BCR complex
DAG
P
BTK
PLCγ2
HCK
RAC
Scaffold
NX-5948
DEGRADED BTK
SCAFFOLD DISRUPTION
Disruption of oncogenic signaling
Cancer cell death

We have designed NX-2127 as a dual degrader of BTK and the cereblon neosubstrates Ikaros and Aiolos, for potential applications in indications where adding immunomodulatory activity may be beneficial.

# Mechanism of action of NX-2127, an orally bioavailable degrader of BTK and IKZF1/3

B cell
BCR
complex
DAG
P
BTK
PLCγ2
HCK
RAC
Scaffold
NX-2127
DEGRADED
BTK
SCAFFOLD
DISRUPTION
Disruption of
oncogenic signaling
Cancer cell death
T cell
TCR
IKZF1
IKZF3
NX-2127
DEGRADED
IKZF1 & IKZF3
Enhanced T cell activity
Increased anti-tumor activity

We have optimized NX-5948 and NX-2127 to be able to degrade both wild-type BTK and the C481S variant of BTK that has been identified as the most common mutation in patients who have become resistant to ibrutinib therapy over time. Both agents have subsequently demonstrated the ability to degrade additional mutant variants of BTK associated with resistance to BTK inhibitors including L528W, T474I, M437R and V416L.

In our model of DLBCL cell line (TM8) harboring the most common resistance mutations, both NX-5948 and NX-2127 retained activity against all of the common clinical BTK inhibitor resistance mutations, while all tested inhibitors demonstrated a major decrease in activity against at least one of these prevalent mutations. The figure below shows a heat map of the relative activity of NX-5948 and NX-2127 compared to a panel of both covalent and non-covalent BTK inhibitors.

WT
C481S
C481R
V416L
T474I
L528W
GI-50 (nM)
0
1000
2000
3000
4000
5000
Most potent cell killing
NX-5948
NX-2127
Covalent Inhibitors
Ibrutinib
Acalabrutinib
Zanubrutinib
Noncovalent Inhibitors
Pirtobrutinib
Vecabrutinib
Fenebrutinib

Clinical development studies for NX-5948
We are studying the pharmacology, safety, and clinical activity of NX-5948 in multiple subtypes of relapsed and refractory B-cell malignancies, including those in which ibrutinib has shown only modest effects or is ineffective, as in the case of CLL patients with BTK inhibitor resistance mutations.
As illustrated in the diagram below, we are conducting a Phase 1a/1b dose-escalation and cohort expansion study of NX-5948 in patients with relapsed or refractory CLL and NHL. We completed enrollment in the Phase 1a portion and commenced the Phase 1b portion of the trial in the second half of 2024 with two doses, 200 mg and 600 mg, in patients with CLL, MZL, FL, and WM. The patients in the study represent a heavily pre-treated population with a variety of previous treatments. Some patients also have mutations associated with BTK inhibitor resistance and other high risk molecular and clinical features. The study is currently enrolling in the United States, the UK, and in selected sites in Europe.
NX-5948 Phase 1 Clinical Study Design

NX-5948 Phase 1 clinical findings in chronic lymphocytic leukemia
Clinical findings from the NX-5948 Phase 1 trial were presented at the 66th American Society of Hematology annual meeting in December 2024 (ASH 2024). These results included safety findings from a total of 125 patients as of the October 10, 2024 data cut and included efficacy findings from among the 60 CLL patients enrolled at that time. NX-5948 was well tolerated across all doses evaluated, and safety findings in the CLL/SLL cohort were consistent with the overall population as well as previous safety analyses. Among the CLL/SLL patients, the most common treatment emergent adverse events were purpura/contusion (36.7%, all grade 1 or 2), fatigue (26.7%, all grade 1 or 2), petechiae (26.7%, all grade 1 or 2), neutropenia (23.3%, 18.3% grade 3 or higher), and rash (23.3%, 1.7% grade 3 or higher). Importantly, across the entire population, there was only one case of grade 1 atrial fibrillation in a patient with pre-existing atrial fibrillation.
Among the efficacy evaluable patients with CLL/SLL (n=49), NX-5948 treatment resulted in an objective response rate (ORR) of 75.5% across all doses tested (see table below), with the majority of responses occurring at the first assessment (Week 8). With longer time on treatment, the ORR increased to 84.2% based on an exploratory efficacy analysis of patients who had at least two response assessments (Week 16). Responses were observed across all populations regardless of prior treatment, baseline mutations, high-risk molecular features, or central nervous system (CNS) involvement. This includes patients with baseline BTK mutations associated with treatment resistance to both covalent and non-covalent BTK inhibitors. Robust BTK degradation was observed in all patients, including those with baseline BTK mutations. NX-5948 was well tolerated across B-cell malignancies, with no additional safety signals observed with longer duration on study or increased dose.
NX-5948 Overall Response Assessment
a Objective response rate includes CR + PR + PR-L
b Patients who progressed prior to their first response assessment and patients who discontinued for any reason after their first response assessment are included in the denominators
c Patients without identified target lesion(s) at baseline are evalueated as disease-evaluable per iwCLL, while they may not be represented in waterfall plot
CLL, chronic lymphocytic leukemia; CR, complete response; iwCLL, International Workshop on CLL; ORR, objective response rate; PD, progressive disease; PR, partial response; PR-L, partial response with rebound lymphocytosis; SD, stable disease

NX-5948 Phase 1 clinical findings in Waldenstrom’s macroglobulinemia
Clinical findings from the NX-5948 Phase 1 trial were presented at the 12th International Workshop on Waldenstrom’s Macroglobulinemia in Prague, Czech Republic, in October 2024. These results, also from the October 10, 2024 data cut included the baseline characteristics of the first 13 patients with WM enrolled across both the Phase 1a and Phase 1b portions of the trial, clinical response assessments in nine response-evaluable patients, and duration on study for all 13 patients. Among the nine patients who were evaluable for response, seven patients (77.8%) had an objective response, and two patients experienced stable disease (22.2%). All seven responses were observed at the first assessment at eight weeks, and five remained on treatment, with two patients on treatment for longer than one year.
Clinical development of NX-2127
We are studying the pharmacology, safety and clinical activity of NX-2127 in multiple subtypes of relapsed and refractory B‑cell malignancies, including CLL, DLBCL, MCL, MZL and FL. We plan to focus development in indications where NX-2127 shows evidence of compelling clinical activity and where there is high unmet need.

The Phase 1a/1b dose escalation and cohort expansion study was initiated in 2021. Enrollment was paused in the fourth quarter of 2023 due to a partial clinical hold stemming from a manufacturing change designed to produce a chirally controlled form of NX-2127. Enrollment of new patients in the NX-2127 clinical trial recommenced in August 2024, following resolution of the partial hold by the FDA. Dose escalation with the new drug form is ongoing with a focus on patients with aggressive forms of B-cell lymphoma. As illustrated in the diagram below, the Phase 1a/1b trial is currently evaluating doses of the new drug product ranging from 100 mg to 450 mg, with potential expansion cohorts for patients with DLBCL, MCL, FL, MZL, and WM. Patients enrolled in the clinical study who are deriving clinical benefit on the original drug product may continue to receive treatment in accordance with the ongoing study protocol, but all new patients are being treated with the new drug product.
NX-2127 Phase 1 Study Design
aPlanned number of evaluable patients (i.e., meeting DLT evaluability criteria); bPlanned number of evaluable patients (i.e., meeting efficacy evaluability criteria)
CLL, chronic lymphocytic leukemia; DLBCL, diffuse large B-cell lymphoma; DLT, dose-limiting toxicity; FL, follicular lymphoma; MCL, mantle cell lymphoma; MTD, maximum tolerated dose; MZL, marginal zone lymphoma; PD, pharmacodynamics; PK, pharmacokinetics; PCNSL, primary central nervous system lymphoma; SLL, small lymphocytic lymphoma; WM, Waldenstrom's macroglobulinemia
NX-2127 Clinical findings
Positive data from the NX-2127 clinical study was presented at the 65th ASH annual meeting in December 2023 (ASH 2023) and ASH 2024, in patients with NHL and CLL, confirming a manageable safety profile that is consistent with previous reports for BTK-targeted and immunomodulatory therapies.
BTK degradation was demonstrated at all dose levels in patient samples, as shown in the figure below.

BTK MFI
(background subtracted)
mean (±SEM)
12000
10000
8000
6000
4000
2000
0
2
8
15
22
29
Time (days)
100 mg
150 mg
200 mg
300 mg

Source: Danilov et al., ASH 2023, Poster #4463

To evaluate the immunomodulatory effects of NX-2127, circulating patient PBMCs were collected at baseline, after 1 week (C1D8, acute assessment), and following one treatment cycle (C2D1, sustained effects; 28-day cycle). Single-cell sequencing analysis was performed to compare gene signatures between responders (R; patients achieving a best response of PR or PR with lymphocytosis) and non-responders (NR; patients achieving SD or PD).
The analysis revealed distinct differences between responders and non-responders within CD4+ and CD8+ T-cell subpopulations. In CD4+ T cells, as shown in Figure A, responders exhibited increased expression of activation markers, including CD69 and ICOS, as well as upregulation of oxidative phosphorylation-related genes, such as COX7B and NDUFA5. In CD8+ T cells, as shown in Figure B, non-responders displayed higher expression of exhaustion markers, including TOX, PD-1, and TIGIT, consistent with immune dysfunction. The fold-change plot in Figure B illustrates the progressive increase in TOX expression in non-responders relative to responders over time, highlighting these differences. These findings provide evidence supporting the potential of NX-2127 to modulate T-cell function, which may contribute to its observed clinical activity in patients with CLL.

NX-2127 modulates patient T cells, contributing to its clinical efficacy in CLL patients
Source: Tiana et al., ASH 2024, Oral Presentation
The findings from the study confirmed the manageable and predictable safety profile. The most common TEAEs (any grade) were fatigue, neutropenia, hypertension, bruising/contusion, and diarrhea. The most common grade ≥3 TEAEs were neutropenia, hypertension and anemia. Atrial fibrillation was observed in six patients (11.1%; down from 17% reported previously), with three patients (5.6%) having grade ≥3 events. Twenty-one patients (38.9%) had serious TEAEs, of whom eight (14.8%) had SAEs considered related to NX-2127 treatment. Two patients experienced dose limiting toxicities (cognitive disturbance, neutropenia; both at the 300 mg dose).
Efficacy findings showed promising clinical activity: For patients with NHL, encouraging and durable responses were observed, including two complete responses and two partial responses, each at week eight. For patients with CLL, despite a median of five prior lines of treatment and BTK mutations present in 36% of patients, NX-2127 treatment resulted in an objective overall response rate of 40.7%, including partial responses in 11 patients, with treatment ongoing in 13 patients. Tumor shrinkage and clinical responses were observed in patients regardless of prior lines of therapy or baseline BTK mutations.

NX-2127 NHL efficacy
NX-2127 CLL efficacy

Source: Danilov et al, ASH 2023, Poster #4463
Background on CBL-B as a regulator of T-cell activation
T cells are central to the cell-mediated adaptive immune response. Their activation, expansion, and function require carefully balanced positive and negative feedback mechanisms at each step. Multiple factors impair effective anti-tumor responses, including insufficient tumor antigen expression, defective antigen presentation, and the presence of inhibitory signals (e.g., immune checkpoints, suppressive factors, or T-cell exhaustion).

CBL-B is an E3 ubiquitin ligase expressed in multiple immune cell lineages, where it negatively regulates T-cell activation and limits the function of NK cells, B cells, and dendritic cells. By promoting T-cell exhaustion, anergy, and cell death, CBL-B downregulates immune responses. CBL-B is highly expressed in human CD4+ and CD8+ T cells, with its expression tightly regulated by co-stimulatory (CD28) and inhibitory (CTLA-4) signals.
Typically, T cells require two signals for activation: (1) TCR recognition of antigen–MHC complexes and (2) co-stimulatory signals. CBL-B influences the TCR pathway by requiring adequate co-stimulation for a full immune response. Accordingly, CBL-B–deficient T cells have reduced activation thresholds and resist T-cell anergy, displaying higher proliferation rates and elevated cytokine production (e.g., IL-2). However, inhibiting CBL-B alone does not activate T cells in the absence of TCR engagement, highlighting its potential as a therapeutic target to enhance anti-tumor immunity without indiscriminate T-cell activation.

Mechanism of action of NX-1607, an orally bioavailable small molecule inhibitor of the E3 ligase CBL-B

APC
MHC
SIGNAL 2
SIGNAL 1
TCR
CD28
T cell
PTK
PI3K
p85
ZAP70
Ub
Ub
LAT
CBL-B
(E3 ligase)
HS1
ZAP70 and
p85 are degraded
T cell anergy
PI3K
p85
ZAP70
LAT
NX-1607
CBL-B
(E3 ligase)
HS1
ENHANCED
T CELL ACTIVATION

NX-1607: An Oral CBL-B Inhibitor for Immuno-Oncology
NX-1607 is an investigational, orally bioavailable, and potent CBL-B inhibitor that enhances T-cell-mediated anti-tumor responses. In vitro studies demonstrated that NX-1607 treatment resulted in a dose-dependent increase in T-cell activation in TCR-stimulated primary human T cells in the presence and, to a lesser extent, in the absence of CD28 co-stimulation, a potential advantage in a suppressive tumor microenvironment. NX-1607 does not appear to activate T cells in the absence of TCR engagement.
The in vivo effects of orally administered NX-1607 were evaluated as a single agent in several mouse models of cancer. In the experiments shown in the figure below on the left, oral treatment with NX-1607 significantly increased survival in this neoadjuvant model of metastatic triple-negative breast cancer in which treatment was initiated just prior to surgical primary tumor resection (shaded area indicates dosing period). Without further treatment, all mice in the vehicle group (black line) died by day 60 as a result of disseminated tumor metastases in the lung, liver and brain. By contrast, animals treated with NX-1607 (blue line) administered as a daily oral dose starting at day seven and continuing through day 46 demonstrated a highly significant prolongation of survival. In the figure below on the right, oral treatment with NX-1607 (blue squares) significantly reduced the size of tumors and the rate of tumor growth compared to the vehicle group (black circles) in a B-cell lymphoma model.

## NX-1607
## Prolonged Survival
### Triple-Negative Breast

Vehicle
NX-1607
p=<0.0001
% Survival
100
75
50
25
0
0
25
50
75
100
125
150
Days post implant

NX-1607 30 mg/kg day 7 to 46

## NX-1607
## Reduced Tumor Volume
### B Cell Lymphoma

Vehicle
NX-1607
p<0.0001
Tumor Volume (mm3)
1400
1200
1000
800
600
400
200
0
20
25
30
Days post implant

NX-1607 30 mg/kg day 16 to 28

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

Colorectal (CT26)
Long-Term Survival
% Conditional Survival
100
50
0
10 20 30 40 50 60 70 80
Days Post Implant
p<0.0001
Colorectal (MC38)
Long-Term Survival
% Conditional Survival
100
50
0
10 20 30 40 50 60
Days Post Implant
p<0.001
Vehicle
NX-1607
anti-PD-1
NX-1607+anti-PD-1

Shaded area indicates dosing period: NX-1607 (30 mg/kg, PO daily) and anti-PD-1 twice a week at 10 mg/kg dosing period

Clinical development of NX-1607
We are studying the pharmacology, safety and clinical activity of single-agent NX-1607 and the combination of NX-1607 with taxane chemotherapy in multiple solid tumor indications. The solid tumors selected for this initial assessment include three different immune phenotypes: checkpoint-resistant tumors, tumors with an immunosuppressive microenvironment and tumors that are poorly immunogenic. We believe that there is a scientific rationale for the role of CBL-B inhibition in each of these immune phenotypes.
As illustrated in the diagram below, we are conducting a Phase 1a/1b dose-escalation and cohort expansion study of NX-1607 in patients with relapsed or refractory solid tumors and lymphoma. We are currently enrolling patients in the Phase 1a dose escalation portion of the monotherapy trial, which includes assessment of both once daily (QD) and twice daily (BID) dosing.

NX-1607 Phase 1 Clinical Study Design
Interim data from patients treated at 5, 15, 25, and 50 mg QD show linear pharmacokinetics (half-life of four to nine hours), dose-proportional exposure, and no apparent accumulation as indicated in figure below.

NX-1607-101: Interim PK results suggest linear PK (Cycle 1 Day 1)
Biomarker Strategy: Proximal Markers of CBL-B Inhibition
Nurix identified multiple proximal biomarkers of CBL-B inhibition that correlate with anti-tumor activity in syngeneic models. Using flow cytometry-based phosphorylation profiling and mass spectrometry–based ubiquitination assays, phosphorylated hematopoietic lineage cell-specific protein 1 (pHS1) emerged as a robust indicator of CBL-B inhibition in whole blood. Pharmacodynamic analyses in the Phase 1a NX-1607-101 trial (below figure) shows maximal pharmacodynamic profiles in patients treated with 5 to 60 mg of total daily dose of NX-1607, either once daily (QD) or twice daily (BID). Whole blood was collected at pre- and post-dosing timepoints in TruCulture tubes containing no stimulant (Null) or anti-CD3/CD28 (CD3/CD28). Collectively, these findings demonstrate the dose-dependent pharmacodynamic activity of NX-1607, providing robust evidence of target engagement and aligning with preclinical data supporting its potential efficacy in patients.

NX-1607-101: Interim PD results show dose-proportionate increases of proximal biomarker pHS1, which correspond with levels associated with potent anti-tumor activity in mouse models
Source: ASH, 2024
We are also exploring step-up dosing and the use of anti-emetic prophylaxis medication to achieve target drug levels and minimize potential gastrointestinal tolerability issues.
Our DEL-AI Platform and Research Engine
In disease settings where existing treatments are limited by suboptimal efficacy, safety, or rapid mutational resistance, or in settings that lack treatment options because the relevant disease drivers are not druggable by conventional means, we believe targeted protein degradation represents a promising treatment paradigm with the potential to greatly expand the number of pharmaceutically tractable biological disease targets and thereby significantly improve patient care. Early disclosures from an ever-increasing number of TPD clinical trials highlight the broad therapeutic potential of harnessing E3 ligases to promote targeted protein degradation of both established and unprecedented therapeutic targets. Using our DEL-AI research engine, we have identified many novel small molecule starting points and have progressed their development into differentiated therapies for patients lacking treatment options. Leveraging the wealth of chemical information that we have generated against hundreds of disease targets and E3 ligase proteins using our customized collection of 5 billion unique DEL compounds along with the knowledge we have accumulated by employing empirical degrader discovery workflows, we have constructed a powerful suite of machine learning models and tools that can enable us to predict proprietary binders for virtually any disease-relevant protein, including challenging targets like E3 ligases and transcription factors, and rapidly translate those binders into effective degrader drugs for a growing set of high value protein targets and target families. Our DEL-AI research engine is scalable and disease/target agnostic, providing us with the ability to support not only our wholly owned pipeline but also current and potential future discovery partnerships.
Fundamental premise of Nurix’s drug discovery: proteins as targets in treating disease
Each cell type within the body is comprised of proteins that define its biochemistry and biological function. When proteins are expressed and regulated correctly, the health of each individual cell as well as the body as a whole is maintained. However, disease can occur when normal cellular processes are dysregulated as a result of changes in protein structure, function, expression levels or pathway regulation. Factors such as genetic mutations, infection, exposure to toxins, diet and behavior can lead to dysregulation of cellular processes and, if unchecked, a disease process.
The traditional approach to discovering treatments for disease has involved the development of small molecule drugs that bind to a protein’s surface and modulate its activity. These “druggable” proteins contain distinct structural features called active sites that mediate protein function which can be exploited when identifying and optimizing compounds that disrupt protein activity. However, the vast majority of the body’s proteins do not have distinct active sites that can be targeted using traditional discovery methods. Because dysregulation and disease are not restricted to these “druggable” proteins, a significant number of therapeutically relevant proteins have not been addressed by traditional small molecule drugs. In addition, many existing small molecule drugs fail to fully block protein and pathway function, leading to incomplete disease resolution or rapid drug resistance. Other modalities, including antibody- and protein-based therapies, genetic medicines and cell therapies, have emerged to attempt to address these issues but are still limited by their modes of delivery, their scalability and their therapeutic applications.

Harnessing the activity of E3 ligases to create a new treatment modality
Normal cellular physiology requires highly orchestrated and regulated processes that operate at the level of individual proteins. The ability of proteins to respond to stimuli quickly and in a coordinated fashion requires protein function to be readily controllable. One of the most exquisitely ordered biochemical systems governing cellular protein activity is the ubiquitin proteasome system (UPS). A key class of enzymes within the UPS are E3 ligases which mediate this process with a high degree of specificity by recognizing individual proteins and catalyzing the attachment of ubiquitin protein tags to their surface. Proteins marked with chains of ubiquitin are then shuttled to the proteasome for degradation and removal from the cell. In addition to protein degradation, E3 ligases also mediate other functions such as protein localization, receptor internalization, protein signaling and protein quality control. There are over 600 E3 ligases encoded within the human genome, representing more than 5% of genes. The prevalence of the E3 ligase class of enzymes reflects the diversity of their physiological roles and biological significance and may allow for the creation of a wide spectrum of ligase-targeted therapeutics.
Controlling protein levels through small molecule therapeutics targeting E3 ligases
Advances in our understanding of the UPS suggest broad potential for the development of new therapies that co-opt E3 ligases in the context of diseases such as cancer and autoimmune disorders. An example are the so-called immunomodulatory drugs, Revlimid (lenalidomide) and Pomalyst (pomalidomide), which are approved cancer drugs. These drugs exert their therapeutic effects by binding to the E3 ligase cereblon and redirecting its activity toward proteins it would not normally degrade, known as neosubstrates, such as Ikaros and Aiolos (also known as IKZF1 and IKZF3), transcription factors regulating immune cell function. Elucidation of this mechanism led to the recognition that pharmacological control of E3 ligase activity could more generally represent a promising new paradigm for small molecule drug action. This idea has since translated into the development of a growing number of clinical stage targeted protein degraders, which we believe have significant therapeutic potential. In addition, we believe the largely unexplored area of inhibiting E3 ligases directly to modulate the levels of their native substrate proteins and potentially enhance pathway signaling may also represent a promising therapeutic approach.
•Harnessing E3 ligases to degrade pharmaceutically relevant proteins. Targeted protein degradation harnesses the natural activity of ligases to target novel neosubstrates, thereby removing specific proteins from the cell. Targeted protein degradation is accomplished by using a small molecule capable of creating a potent interaction between an E3 ligase and a Protein of Interest (POI) such that the E3 ligase can covalently label the POI with a ubiquitin chain, the cellular signal for proteasome-mediated destruction. Unlike traditional small molecule inhibition which requires prolonged active site occupancy, targeted protein degradation requires only a brief interaction with a POI, through event-driven pharmacology, allowing one degrader molecule to induce the degradation of hundreds to thousands of copies of the protein target in a catalytic fashion, thereby enabling complete elimination of a protein target and all of its associated functionality. Further, since the effect is mediated through binding rather than through enzymatic inhibition, proteins lacking enzymatic activity are targetable, greatly expanding the spectrum of both proteins and diseases amenable to small molecule therapeutic intervention. Some of the key advantages of targeted protein degradation over existing modalities are:
•Degraders can eliminate all of a protein’s functionality. Removing a protein from the cell by targeting it for proteasomal destruction eliminates all of a protein’s functionality, in contrast to small molecule inhibitors that only block enzymatic function.
•Degraders can access an expanded range of target space. Conventional small molecule drug development is limited to protein classes, typically enzymes, that exhibit biochemical activities that can be reliably measured and inhibited through the binding of a compound to the target’s active site. In contrast, proteasomal degradation of a target protein is accomplished by inducing brief proximity of the target protein to an E3 ligase, a process that is agnostic to target structure and function.
•Degraders show differentiated pharmacology. TPDs act catalytically to eliminate their corresponding target proteins from a cell, requiring just a few degrader molecules to eliminate thousands of protein molecules and forcing the cell to resynthesize the target protein to restore functionality. This creates a disconnect between degrader pharmacokinetics and degrader pharmacodynamics, greatly reducing the amplitude and duration of drug exposure required to maintain target suppression.
•Degraders are mutationally tolerant. Minor changes in the amino acid sequence of a target protein, as a consequence of somatic or inhibitor-induced resistance mutations, do not necessarily preclude degrader activity, even in cases where the mutations occur within the degrader binding site. This is in strong contrast to the propensity of amino acid point mutations to disrupt the in vivo activity and efficacy of inhibitor drugs.

•Degraders can penetrate the CNS. Small molecule drugs and, most prominently beyond-the-rule-of-five compounds rarely achieve potent CNS exposure or activity. However, TPDs are increasingly cited for their ability to penetrate and show pharmacology in the CNS, in part due to the minimal plasma exposure required for these catalytic agents to exhibit target coverage.
•Inhibiting E3 ligases to control pathway activation. By inhibiting the function of E3 ligases it is possible to rapidly increase the levels of specific protein substrates to control biological pathways. Raising the levels of distinct sets of proteins within a single biological pathway could be a powerful approach to blocking pathological processes and restoring normal physiology. While there is enthusiasm in the scientific community around the therapeutic potential of E3 ligase inhibition, the discovery of such inhibitors has been impeded by the limited understanding of this biochemically and structurally complex class of proteins and the limited availability of chemical matter for this historically intractable protein class.

We believe that co-opting E3 ligase functionality to effect pharmaceutical control of critical disease-associated proteins represents a powerful therapeutic frontier that retains the favorable attributes of small molecule treatment modalities while addressing some major limitations. In addition to the points above, we believe other key differentiating attributes of our treatment modality include:
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
Key attributes and applications of our DEL-AI platform and research engine
Our approach to pharmaceutical development relies on harnessing the innate specificity and the natural function of the UPS to regulate the cellular proteome for therapeutic effect. Until recently, development of therapies that co-opt E3 ligases and other UPS effectors has been limited by the lack of available chemical matter for this class of proteins, as well as by the relative lack of biochemical, biological and mechanistic understanding of these critical protein families. Through our focused efforts and investment over the past several years, we have developed proprietary tools, in-depth knowledge and a wealth of chemical matter to enable the broader use of E3 ligases in drug discovery. In addition, we have further expanded our reach by leveraging our E3 ligase knowledge base using purpose-built machine learning to prospectively access even more chemical matter capable of engaging this highly sought-after therapeutic target class.

Significant investments in E3 ligase protein sciences and DEL methodology developments along with a liberal application of our DEL resource across hundreds of proprietary and partnered POIs has allowed us to generate large, high-quality datasets predominantly representing target classes relevant to protein degradation. Using advanced machine learning techniques trained on our DEL data compendium, we have developed powerful tools that can prospectively predict ligands to an arbitrarily large number of protein targets. This technology has greatly broadened the set of proteins ligandable by our methodologies, both in scope and in scale.
As shown below, these capabilities and insights have allowed us to develop DEL-AI, a powerful technology to identify and advance novel drug candidates.

Our DEL-AI research engine is a fully integrated, machine-learning powered drug discovery engine that leverages large empirical DEL and TPD datasets to write the rulebook of degrader drug design.
DEL technology taps enormous chemical space to overcome “druggability” limits
Our DEL compound collection comprises several billion individually DNA-labeled drug-like small molecules in contrast to conventional screening collections which contain less than a few million untagged compounds. This increased scale and traceability provides the necessary chemical diversity to identify chemical starting points for a broad set of biological targets, including many of the more challenging protein families that have been considered undruggable by other approaches. DEL technology evaluates each library compound simultaneously in a single experiment, enabling a more accurate biophysical assessment of compound behavior which translates into higher fidelity hit finding. In addition, because DEL drug discovery is performed by measuring compound binding rather than biochemical activity, it can be applied to almost any protein, most notably to proteins considered intractable because enzymatic screening assays are lacking or not feasible. Further, the relative ease with which binding screens can be performed and interpreted provides sufficient flexibility to allow evaluation of structurally complicated proteins like transcription factors and E3 ligases, which display distinct conformations and activity states that are rarely accessible in conventional biochemical screening assays. Lastly, a chemical linker attaches each DEL compound to a strand of DNA that functions as a barcode defining its unique chemical structure and allowing drug starting points to be easily identified through DNA sequencing. DEL’s built-in chemical linker is also an advantage in the context of TPD design, as it biases toward the discovery of binders that tolerate linker attachment, a critical prerequisite for bifunctional degrader construction.

Our DEL technology was designed to identify ligands to drug the undrugged
Our methods rely on proprietary DELs we have specifically engineered to enable access to selective binders for a diverse group of target protein classes, including transcription factors, E3 ligases, disease-specific mutant proteins including fusions, as well as many other targets that have not previously been drugged. Key features of our DEL platform include:
•Custom-synthesized DELs. Our libraries have been designed to incorporate hundreds of custom-synthesized chemical scaffolds that impart desirable, drug-like chemical properties like solubility into each library compound in a manner that cannot be achieved when building DEL collections solely from commercial inputs. The three-dimensional design of our proprietary, SP3-enriched scaffolds allows our DEL compounds to better-complement the shallow surfaces of these more difficult to drug protein types, making them ideal for hit finding screens directed against targets that have proven to be undruggable by conventional approaches. For 75% of the undruggable targets screened to date, our scaffold libraries have provided the sole source of progressible hits. Often these binders interact with previously unappreciated binding sites on the surface of the target protein, or they interact with rare or unexpected conformational states, offering new ways to potentially target disease processes specifically. Most importantly, using our collection of over 5 billion DNA-linked and readily traceable compounds in thousands of screen reactions has allowed us to amass an enormous compendium of highly ordered binding data that is directly applicable to machine learning.
Design and Differentiation of the Nurix DEL Collection
•Many screens, one protein target. Protein targets have many potentially ligandable surfaces and can also exist in multiple conformation states. Our approach uses comprehensive parallel screening campaigns to interrogate numerous states and surfaces of the target protein by combining multiple protein constructs with a variety of known substrates, binders, or cofactors in empirically replicated screening assays.
•Proprietary data analysis and hit confirmation technologies. We have built a suite of custom analytical tools for interpretation and prioritization of our DEL binder outputs, which routinely contain thousands of productive hits. By leveraging data collected from thousands of DEL screens, we can rapidly recognize and eliminate background signal and reveal the most promising target-specific ligands. We have also developed high throughput methods for nanoscale hit resynthesis and affinity selection mass spectroscopy that allow a more comprehensive and industrialized process for rapidly confirming the best chemical starting points for future pipeline programs.
Our ligase know-how enables us to address diverse therapeutic applications
We have expanded the universe of E3 ligases available for therapeutic manipulation from the two predominantly used in the field, cereblon and VHL, by screening more than 100 E3 ligases to date to identify novel harnesses or molecular glues for use in TPD. We have carefully selected these E3 ligases based on their potential degradative function, level of processivity, lack of regulation, and desirable cell or tissue expression pattern. We consider the unique biological function of each ligase and the therapeutic requirements of the disease state when prioritizing discovery workflows. E3 ligases that are required for cancer cell survival are also of high interest for cancer indications to reduce the risk of intrinsic resistance to degrader action. We continue to actively grow our collection of chemical matter for E3 ligases to better tailor our TPD product profiles to our expanding range of therapeutic areas.

Our industrialized degrader design, synthesis and testing workflows are scaled for empirical learning
•Rapid automated chemistry. Our advanced automated chemistry robotic suite allows for rapid synthesis of both binders and fully assembled degrader molecules. Application of on-resin chemistry methods allows us to achieve high reaction yields with fidelity such that we can forego purification steps and move rapidly from synthesis to cell-based testing of hundreds of degrader analogs per design cycle. This automation enables us to sample unprecedented chemical space and allows for faster design-make-test cycles, accelerating drug discovery projects
•High throughput proteomics. A key advantage of the targeted protein degradation modality in contrast to traditional small molecule inhibitor development is that the precision and selectivity of protein degradation can be measured globally in any cell type to define on- and off-target drug behavior discretely at a cellular level, something not possible for nearly any other pharmaceutical modality. This proteome-wide data is ideally suited to inform machine learning models.
•Early and scaled in vivo pharmacokinetics and pharmacodynamics of bifunctional degraders. Our degrader optimization workflows employ high throughput in vivo screens for oral bioavailability which has enabled us to empirically determine the complex spectrum of property combinations that correlate with potent pharmacodynamic activity.
•Structure based drug design and ternary complex modeling. Ternary complex stability, optimal ligase-to-target protein orientation, and minimal degrader molecular weight are core tenets of any TPD discovery campaign. Our workflows prioritize the empirical determination of a variety of biophysical properties and behaviors, including protein x-ray structures, ternary complex x-ray or cryo-EM structures, and an array of protein-protein and ligand-protein modeling exercises that deliver valuable datasets for informing TPD design.
Cohesive integration of advanced machine learning to every aspect of our discovery process
Targeted protein degradation has unlocked novel avenues for delivering effective therapies, leveraging unprecedented mechanisms of action to eliminate disease-causing proteins. These molecules involve new biology and new chemistry, necessitating extensive research along many dimensions of our drug candidates to achieve desirable profiles for our TPDs. To navigate this new paradigm in drug discovery, we have taken an empirical approach. We have invested heavily in high-throughput data generation workflows such as our 5 billion compound DEL resource as well as our automated chemistry and assay platforms. As a result, we have amassed one of the industry’s largest datasets singularly generated from experiments relevant to discovery, validation and optimization of targeted protein degradation.
Our research engine harnesses our expansive, empirical data streams to write the rulebook for TPD drug design. Through the integration of high-quality data emerging from our discovery and development workflows and application of deep learning and generative design, our powerful research engine is delivering a rapidly growing portfolio of early leads and optimized drug candidates.
•DEL Foundation. A foundation machine learning model built on our high-quality and high-volume DEL datasets which enables prospective binder identification for diverse POI and Ligase targets.
•Degrader activity. Program-specific models trained on our proprietary degrader activity datasets to better understand and optimize degrader MOA.
•Multiparameter property optimization. A suite of models tuned to predict a range of important molecular and pharmacokinetic properties in the unique chemical space occupied by TPD molecules.
•Generative molecular design. An integrated infrastructure leveraging the range of DEL Foundation, Degrader Activity, and Property Optimization models within an advanced generative machine learning framework.
•Harnessing our data generation pipelines with machine learning. Our investment in scalable science has created large data streams stemming from our DEL, automated chemistry, and high-throughput experimental platforms. As a result, Nurix has amassed one of the industry’s largest datasets singularly generated from experiments relevant to targeted protein degradation. Through the integration of this data spanning the range of our degrader development activities with deep learning and generative design, our researchers leverage our machine learning platform to identify and deliver novel, optimized compounds at any stage along the research pipeline.

Our DAC platform can drive the discovery of cell-specific targeted therapies with the potential for an increased therapeutic windows
Antibody drug conjugates (ADCs) are a rapidly growing modality in targeted therapy. Traditional ADCs combine the selectivity of monoclonal antibodies with the potency of broadly cytotoxic payloads to effect malignant cell killing. While this modality can be agnostic to oncogenic mechanism, the pleiotropic effects of these payloads cannot be completely controlled by delivery, and therefore often lead to dose-limiting toxicity. We believe DACs, formed by conjugating a disease- or cell-type-selective antibody to a targeted protein degrader, can overcome the limitations of traditional ADCs. First, the degrader payload of a DAC swaps the polypharmacology of a payload toxin, not all of which is required for disease control, with the potent and precise pathway blockade that can be achieved by targeted protein degradation. Second, since degraders are catalytic, delivery of just a few degrader molecules to any one cell is sufficient to catalyze complete removal of a target protein and provide prolonged pharmacodynamic effect. Third, the tissue distribution of the degrader target protein and the co-opted E3 ligase afford two additional layers of selectivity to delimit DAC activity beyond what can be achieved through antibody delivery alone, mitigating the common ADC toxicities and providing the potential for superior safety while maintaining ADC-equivalent biological potency. In comparison, other novel antibody payloads, such as enzyme inhibitors, require high levels of payload delivery to be effective. An added benefit of the DAC modality is that it expands the repertoire of biological targets and E3 ligases that would make suitable combinations to achieving disease efficacy through TPD. This added flexibility enables us to further tap the potential of our DEL-AI platform to harvest a larger spectrum of Nurix’s existing chemical matter and know-how.
As a proof-of-concept for the DAC approach, we conjugated one of our potent BTK degraders to B-cell targeting (anti-CD19) and non-targeting (anti-Her2) monoclonal antibodies via a diverse set of chemical linkers leveraging our existing platform capabilities. The resulting B-cell targeting anti-CD19-BTK DACs, and non-targeting anti-Her2-BTK control conjugates were tested for BTK degradation in CD19+ malignant B cells. As illustrated in the figure below, we were able to show that only the anti-CD19 DAC (blue) had comparable degradation potency to that of the unconjugated degrader, validating the power and feasibility of antigen-specific antibody-mediated delivery of the DAC approach.
Collaborations and License Agreements
Gilead
In June 2019, we entered into a global strategic collaboration agreement with Gilead (as subsequently amended, the Gilead Agreement) to discover, develop and commercialize a pipeline of targeted protein degradation drugs for patients with cancer and other challenging diseases using our DEL-AI platform to identify novel agents that utilize E3 ligases to induce degradation of five specified drug targets. In August 2019 and September 2022, we entered into the First Amendment and the Second Amendment, respectively, to the Gilead Agreement to clarify certain language of the Gilead Agreement. In February 2024 and March 2024, as part of the existing collaboration agreement, Gilead elected to extend the five-year initial research term by two years for certain drug targets (Gilead Research Term Extension). The Gilead Research Term Extension triggered a $15.0 million payment, which we received in the second quarter of fiscal year 2024.

Under the Gilead Agreement, Gilead has the option to license drug candidates directed to up to five targets resulting from the collaboration and is responsible for the clinical development and commercialization of drug candidates resulting from the collaboration. We retain the option to co-develop and co-promote, under a profit share structure, up to two drug candidates in the United States, provided that we may only exercise such option once per licensed product and Gilead retains the right to veto our option selection for any one drug candidate of its choice. The collaboration excludes our current internal protein degradation programs for which we retain all rights, and also excludes our future internal programs, provided that we have distinguished future programs as excluded from the scope of the collaboration. In March 2023, Gilead exercised its option to exclusively license one target (Gilead License Option Exercise), the first development candidate resulting from the Gilead Agreement. Pursuant to the Gilead Agreement, we received a license option exercise payment of $20.0 million in April 2023 for the Gilead License Option Exercise.
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
Upon signing the Gilead Agreement, Gilead paid us an upfront payment of $45.0 million, plus $3.0 million in additional fees. In addition, from the signing of the Gilead Agreement to November 30, 2024, we received payments of $47.0 million for research milestones and additional payments, $20.0 million for a license option exercise payment and $15.0 million in research term extension fees. As of November 30, 2024, we are eligible to receive up to approximately $1.8 billion in total additional payments based on certain additional fees, payments and the successful completion of certain preclinical, clinical, development and sales milestones. We also are eligible to receive mid-single digit to low tens percentage tiered royalties on annual net sales from any commercial products directed to the optioned collaboration targets, subject to certain reductions and excluding sales in the United States of any products for which we exercise our option to co-develop and co-promote, for which the parties share profits and losses evenly.
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
Sanofi
In December 2019, we entered into a strategic collaboration with Genzyme Corporation, a subsidiary of Sanofi, which became effective in January 2020 (as subsequently expanded and amended, the Sanofi Agreement), to discover, develop and commercialize a pipeline of targeted protein degradation drugs for patients with challenging diseases in multiple therapeutic areas using our DEL-AI platform to identify small molecules designed to induce degradation of three specified initial drug targets. In January 2021, as part of the existing Sanofi Agreement, Sanofi paid us $22.0 million to exercise its option to expand the number of targets in the Sanofi Agreement from three to a total of five targets.
In January 2021, we entered into the First Amendment to the Sanofi Agreement to modify the research term on all targets. In December 2021, we entered into the Second Amendment to the Sanofi Agreement to extend the substitution deadline on certain targets. In July 2022, we entered into the Third Amendment to the Sanofi Agreement to further extend the substitution deadline on certain targets. Also in July 2022, Sanofi elected to replace certain drug targets, and the substitution extended the research term of those targets by one year to 5.25 years. In August 2022 and November 2023, we entered into the Fourth Amendment and Fifth Amendment, respectively, to the Sanofi Agreement to modify the research plan for certain targets. In March 2024, we entered into the Sixth Amendment to the Sanofi Agreement to extend the research term for the collaboration target STAT6 (signal transducer and activator of transcription 6), a key drug target in type 2 inflammation, by two years.

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
For drug targets that are subject to the collaboration, we have primary responsibility for conducting preclinical research activities (including target validation, drug discovery, identification or synthesis) in accordance with the applicable research plan agreed to by the parties and established on a target-by-target basis. We are obligated to use commercially reasonable efforts to identify relevant target binders and targeted protein degraders in order to identify development candidates. Subject to certain exceptions, each party will bear its own costs in the conduct of such research. Sanofi will be responsible for any development and commercialization activities unless we exercise our co-development and co-promotion option. For those programs that we exercise our option to co-develop, co-promote and co-commercialize, we will be responsible for a portion of the U.S. development costs, the parties will split U.S. profits and losses evenly, and we will be eligible to receive royalties on ex-U.S. net sales and reduced milestone payments on such optioned products.
Upon signing the Sanofi Agreement, Sanofi paid us an upfront payment of $55.0 million. Subsequently in January 2021, Sanofi paid us an additional $22.0 million to exercise its option to expand the number of targets beyond the initial targets included in the collaboration. In addition, from the signing of the Sanofi Agreement to November 30, 2024, we received payments of $13.0 million for research milestones. As of November 30, 2024, we are eligible to receive up to approximately $1.9 billion in total additional payments based on certain additional fees, payments and the successful completion of certain research development, regulatory and sales milestones. We are also eligible to receive mid-single digit to low teen percentage tiered royalties on annual net sales of any commercial products that may result from the collaboration, subject to certain reductions and excluding sales in the United States of any products for which we exercise our option to co-develop and co-promote, for which the parties share profits and losses evenly.
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
Pfizer
In September 2023, we entered into a strategic collaboration with Seagen Inc. (now a part of Pfizer Inc.) (the Pfizer Agreement) to develop a suite of targeted protein degraders against multiple targets nominated by Pfizer that are suitable for antibody conjugation. Pfizer will be responsible for conjugating these degraders to antibodies to make DACs, a new class of medicines for use in cancer treatment, and advancing these DAC drug candidates through preclinical and clinical development and commercialization.
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
Under the terms of the Pfizer Agreement, we received an upfront payment of $60.0 million. In addition, from the signing of the Pfizer Agreement to November 30, 2024, we received a payment of $5.0 million in connection with the achievement of a research milestone in May 2024. We are eligible to receive up to approximately $3.4 billion in contingent payments based on specified research, development, regulatory and commercial milestones across multiple programs. We are also eligible for mid-single to low double digit percentage tiered royalties on future sales.

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
Competition
The biotechnology and biopharmaceutical industries are characterized by rapidly advancing technologies, intense competition and a strong emphasis on intellectual property and proprietary products. While we believe that our technology, development experience, scientific knowledge and intellectual property portfolio provide us with competitive advantages, we face potential competition from many different sources, including major pharmaceutical, specialty pharmaceutical and biotechnology companies, academic institutions, governmental agencies and public and private research institutions that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing, and commercialization. Not only must we compete with other companies that are focused on protein degradation, but any drug candidates that we successfully develop and commercialize will compete with existing therapies and new therapies that may become available in the future. Moreover, our industry is characterized by the existence of large numbers of patents and frequent allegations of patent infringement.
Our focus is the discovery and development of innovative small molecules and antibody therapies designed to degrade protein levels, including targeted protein degraders. We are aware of multiple companies that primarily focus on developing small molecules that degrade target proteins. Drug candidates from our BTK degrader and CBL-B inhibitor programs may face competition from drugs with similar mechanisms of action. We are also aware of clinical-staged BTK degraders currently in development by multiple companies, and we are aware of at least once company currently developing a clinical-staged CBL-B inhibitor.
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

Many of our current or potential competitors, either alone or with strategic partners, have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs. Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. Our commercial opportunities could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any products that we may develop. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. In addition, our ability to compete may be affected in many cases by insurers or other third-party payors seeking to encourage the use of generic products. There are generic products currently on the market for certain of the indications that we are pursuing, and additional products are expected to become available on a generic basis over the coming years. If our drug candidates are approved, we expect that they will be priced at a significant premium over competitive generic products.
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
We also rely on trade secret protection of our confidential information and know-how relating to our proprietary technology, platforms and drug candidates and continuing innovation to develop, strengthen and maintain our position in our DEL-AI platform and drug candidates. Trade secrets are difficult to protect and provide us with only limited protection. Our commercial success may depend in part on our ability to obtain and maintain patent and other proprietary protection for our technology, inventions and improvements; to preserve the confidentiality of our trade secrets; to maintain our licenses to use intellectual property owned or controlled by third parties; to defend and enforce our proprietary rights, including our patent applications; to defend against challenges and assertions by third parties of their purported intellectual property rights; and to operate without infringement of valid and enforceable patents and other proprietary rights of third parties. For risks related to our intellectual property, please see “Risk Factors—Risks Related to Our Intellectual Property.”
We believe that we have a strong global intellectual property position and substantial know how and trade secrets relating to our DEL-AI platform and drug candidates. As of December 31, 2024, we have 10 U.S. patents, 26 U.S. patent applications, 10 foreign patents and 134 foreign applications that we own, and three U.S. patents, four pending U.S. patent applications, one foreign patent and 26 foreign patent applications that we co-own with Gilead. The expected expirations for issued patents and patents that may issue from pending applications covering our clinical candidates are between the years 2039 and 2044 for NX-5948; 2039 and 2042 for NX-2127; and 2040 and 2043 for NX-1607.
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
After completion of the required clinical testing, an NDA or BLA is prepared and submitted to the FDA. FDA approval of the NDA or BLA is required before marketing of the product may begin in the United States. The application must include the results of all preclinical, clinical and other testing and a compilation of data relating to the product’s pharmacology, chemistry, manufacture and controls. The cost of preparing and submitting an application is substantial. The submission of most NDAs or BLAs is additionally subject to a substantial application user fee, currently set for fiscal year 2025 at $4,310,002 for applications requiring clinical data, and $2,155,001 for applications not requiring clinical data, and the manufacturer and sponsor under an approved NDA or BLA are also subject to annual program fees, currently set for fiscal year 2025 at $403,889 for each prescription product. These fees are typically increased annually. Sponsors of applications for drugs granted Orphan Drug Designation are exempt from these user fees.

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

Approval of medicines in the European Union (EU)
In the EU, companies can apply for marketing authorizations under the centralized procedure to the EMA or they can submit their application to the competent authorities in the European Economic Area (EEA) Member States via the decentralized procedure, the national procedure, or the mutual recognition procedure. The centralized procedure is mandatory for certain medicines, such as those produced by biotechnology, orphan medicinal products, advanced therapy medicinal products and those containing a new active substance indicated for the treatment of HIV, AIDS, cancer, neurodegenerative disorders, autoimmune and other immune dysfunctions, viral diseases, or diabetes. The centralized procedure remains optional for medicines containing a new active substance, or which are a significant therapeutic, scientific, or technical innovation or whose authorization would be in the interest of public health. Therefore the centralized procedure remains mandatory for the majority of biological medicinal products.
The marketing authorization granted under the centralized procedure by the EMA will be valid in all EEA Member States. The evaluation of a marketing authorization application by the EMA’s Committee for Medicinal Products for Human Use (CHMP) takes up to 210 “active” days (excluding all “clock stops” for an applicant to address questions by the EMA–there are usually one or two clock stops that last three to six months and one to two months, respectively) but can be extended, should additional information be required by the CHMP. The European Commission makes the final decision to grant a marketing authorization, which is issued within 67 days of receipt of the EMA’s positive opinion. An accelerated assessment procedure of 150 days may be implemented for drugs considered to be of major public health interest. There is also an internal re-examination procedure available in case the applicant disagrees with the CHMP opinion.
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
Since the UK has left the EU, Great Britain is no longer covered by centralized marketing authorizations. This is not the case for Northern Ireland as under the Northern Ireland Protocol, centralized marketing authorizations continued to be recognized in Northern Ireland until December 31, 2024. Medicines with existing centralized marketing authorizations were automatically converted to Great Britain marketing authorizations on January 1, 2021. A separate marketing authorization application is required in respect of the UK. The UK government reached a new agreement with the EU, the “Windsor Framework,” which replaced the Northern Ireland protocol. According to the Windsor Framework, medicinal products intended for the UK market including Northern Ireland will be authorized by the MHRA and will bear a “UK only” label. This means that medicinal products placed on the market in Northern Ireland will no longer need to be compliant with EU law. These new measures have been implemented as of January 1, 2025. The MHRA has ceased to participate in the assessment of any centralized procedures since January 1, 2021. Since then, the MHRA has launched the Innovative Licensing and Access Pathway (ILAP), a new accelerated assessment procedure for marketing authorization applications that enables eligible products to be authorized in and potentially placed on the UK market faster. This pathway is currently closed, as of November 20, 2024, until March 2025, when it will reopen for applications under a new refreshed pathway. On January 1, 2024, the MHRA launched an International Recognition Procedure for marketing authorization applications whereby the MHRA will, when considering such applications, take into account the approval of medicines by trusted reference regulators in Australia, Canada, Switzerland, Singapore, Japan, United States and EU into its own abbreviated assessment.
Clinical trials regulation and data sharing in the EU
In the EU/EEA, all initial clinical trial applications (CTA) must be submitted through the Clinical Trials Information System (CTIS) and ethics approval must be sought from an independent Ethics Committee. Under the EU Clinical Trials Regulation 536/2014, which has been in effect since January 31, 2022, replacing the EU Clinical Trials Directive 2001/20/EC, suspected unexpected serious adverse reactions to the drug being trialed occurring during the clinical trial must be reported via the EudraVigilance database.
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

On May 3, 2022, the European Commission published a proposal for a regulation on the European Health Data Space (EHDS), which aims to further enable exchange of electronic health data both for primary use (among national EU healthcare systems for patient care) and secondary use (among private companies and regulators to enable scientific research). While the text of the regulation has provisionally been agreed to among the EU legislators, it is expected that the EHDS will be formally adopted by the European Parliament and the European Council and enter into force within 2025. EHDS will then apply two years after entry into force, with certain provisions becoming applicable within four or six years after entry into force. This will impose new obligations, but also create opportunities, for entities engaged in health-related research to share and access health data on a scale much larger than what is foreseen under current applicable transparency provisions.
Regulatory framework in the UK following Brexit
The UK officially left the EU on January 31, 2020. A transition period during which EU law remained applicable to the UK began on February 1, 2020, and ended on December 31, 2020. The EU regulatory framework for medicinal products in place before the end of the transition period has been preserved in UK domestic legislation as “retained EU law” but the UK may diverge from EU law in the future should it wish to do so. Pursuant to the Northern Ireland Protocol, the EU pharmaceutical legal framework acquis continues to apply in Northern Ireland and medicines can only be placed in the Northern Ireland market if they comply with EU law. The UK government reached a new agreement with the EU, the “Windsor Framework,” which has replaced the Northern Ireland protocol. According to the Windsor Framework, medicinal products intended for the UK market including Northern Ireland will be authorized by the MHRA and will bear a “UK only” label. This means that medicinal products placed on the market in Northern Ireland no longer need to be compliant with EU law. These new measures have been implemented as of January 1, 2025.
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
The Accelerated Approval Pathway is contingent on a sponsor’s agreement to conduct, in a diligent manner, additional post-approval confirmatory studies to verify and describe the product’s clinical benefit. As a result, a drug or biological product candidate approved on this basis is subject to rigorous post-marketing compliance requirements, including the completion of Phase 4 or post-approval clinical trials to confirm the effect on the clinical endpoint. Failure to conduct required post-approval studies, or confirm a clinical benefit during post-marketing studies, would allow the FDA to withdraw the drug or biological product from the market on an expedited basis, and under the Food and Drug Omnibus Reform Act of 2022, the FDA has increased authority to expedite withdrawals. In addition, all promotional materials for drugs and biological products approved under accelerated regulations are subject to prior review by the FDA.
The EU and UK operate accelerated evaluation and assessment schemes, which include, at EU level, Priority Medicines (PRIME) scheme and, at UK level, the Early Access to Medicines Scheme (EAMS), which may be granted in exceptional cases, often when there is unmet medical need for a life-threatening or serious debilitating condition and existing data show a positive benefit/risk balance that means the medicinal product is of a major public health interest. The CHMP of the EMA or the MHRA (or other national competent authority) will make this determination on a case-by-case basis and subject to meeting eligibility criteria. Accelerated assessment takes place within 150 days. Other regulatory facilitations for these pathways include additional scientific advice at key development milestones and frequent guidance and discussions throughout the approval process. In the UK, the MHRA has launched the Innovative Licensing and Access Pathway (ILAP), a new accelerated assessment procedure for marketing authorization applications that enables companies to enter the UK market faster, available since January 1, 2021. On January 1, 2024, the MHRA launched an International Recognition Procedure for Great Britain (England, Scotland and Wales) marketing authorization applications whereby the MHRA will, when considering such applications, recognize the approval of medicines by trusted reference regulators in Australia, Canada, Switzerland, Singapore, Japan, United States and EU following its own abbreviated assessment.
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
The ten-year market exclusivity may be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria for orphan designation, for example, if the product is sufficiently profitable not to justify the maintenance of market exclusivity. Conversely, the 10-year exclusivity period can be further extended by two years, when pediatric studies are conducted in accordance with an agreed pediatric investigation plan and in completion of all the legal requirements.
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
Under the BPCIA, an application for a biosimilar product may not be submitted to the FDA until four years following the date that the reference product was first licensed by the FDA. In addition, the approval of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first licensed. During this 12-year period of reference product exclusivity, another company may obtain FDA licensure and market a competing version of the reference product if the FDA approves a full BLA for the competing product containing that applicant’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity and potency of its product. The BPCIA also created certain exclusivity periods for biosimilars approved as interchangeable products. An interchangeable biosimilar product is a biosimilar that, depending on state pharmacy laws, may be substituted for the reference product at the pharmacy without the intervention of the prescribing healthcare professional (similar to how generic drugs are routinely substituted for brand-name drugs). It is possible that the distinction between a biosimilar and interchangeable could be eliminated in the future; the FDA in its Fiscal Year 2025 budget proposal for the first time included a request that Congress “eliminate the statutory distinction between the approval standard for biosimilar and interchangeable biosimilar products.”

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
Reimbursement of medicines in Europe
In the EU, pricing and reimbursement methods can differ in each Member State. Some Member States and the UK may require that health technology assessments (HTA) be completed for the product to be recommended for funding under the NHS. The outcome of HTAs is decided on a national basis and some Member States may decide not to reimburse the use of medicines or may reduce the rate of reimbursement. In December 2021, the EU adopted a new Regulation on Health Technology Assessment which allows Member States to carry out joint clinical assessments and operate joint clinical consultations. It is expected that the new Regulation will go into effect in January 2025. In the UK, NICE is the body in England and Wales, which conducts HTAs and issues guidance on whether a product is considered to be “cost-effective” and therefore recommended for use and reimbursement under the national health service. This means that if a positive recommendation has been obtained, then the medicinal product will be widely available to patients in England and Wales. For avoidance of doubt, Scotland and Northern Ireland have their own HTA bodies which will conduct their own assessment.
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

The federal Anti-Kickback Statute is a broad criminal statute that prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving any remuneration, directly or indirectly, in cash or in kind, to induce, or in return for, purchasing, leasing, ordering or arranging for, referring, or recommending the purchase, lease or order of any healthcare item or service that may be reimbursable, in whole or in part, under Medicare, Medicaid, or other federal healthcare programs. The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively, the ACA) amended the intent element of the federal Anti-Kickback Statute to clarify that a person or entity need not have actual knowledge of the statute or specific intent to violate it in order to commit a violation. Among others, this statute applies to arrangements between pharmaceutical and biological product manufacturers on the one hand and prescribers, pharmacies, purchasers and formulary managers on the other, including, for example, consulting/speaking arrangements, discount and rebate offers, grants, charitable contributions and patient support offerings. A violation of the federal Anti-Kickback Statute includes, per violation, civil monetary penalties and significant criminal fines under the statute, additional civil penalties and treble damages under the False Claims Act, as discussed in more detail below, possible imprisonment, and mandatory exclusion from participation in the federal healthcare programs, meaning that federal healthcare programs would no longer reimburse (directly or indirectly) for products or services furnished by the excluded entity or individuals. Although there are a number of statutory exceptions and regulatory safe harbors protecting certain common activities from prosecution or other regulatory sanctions under the law, the exceptions and safe harbors are drawn narrowly and practices that involve remuneration intended to induce prescribing, purchases or recommendations may be subject to scrutiny if they do not qualify for an exception or safe harbor.
The federal civil False Claims Act prohibits, among other things, any person or entity from knowingly presenting, or causing to be presented, a false claim for payment to the federal government, or knowingly making, or causing to be made, a false record or statement material to a false claim. The False Claims Act covers claims made to programs where the federal government reimburses (directly or indirectly) individuals and entities, such as under the Medicare and Medicaid programs, as well as programs where the federal government is a direct purchaser, such as when it purchases off of the Federal Supply Schedule. The law also prohibits avoiding, decreasing or concealing an obligation to pay money to the federal government. The government can bring claims directly or through a civil whistleblower or qui tam action, and potential liability includes mandatory treble damages and significant per claim penalties currently set at $13,946 up to $27,894 per false claim or statement for penalties assessed after January 15, 2024, and which we expect will increase incrementally in early 2025 due to inflationary adjustments. Numerous pharmaceutical and other healthcare companies have been investigated under these laws for purportedly, among other things, concealing price concessions in the pricing information submitted to the government for government price reporting purposes, and for allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product. In addition, certain marketing practices, including off-label promotion, may also violate false claims laws. Additionally, the ACA amended the federal Anti-Kickback Statute such that a violation of that statute can serve as a basis for liability under the federal False Claims Act. Most states also have statutes or regulations similar to the federal Anti-Kickback Statute and False Claims Act, which apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply to commercially reimbursed items or services or regardless of whether reimbursement from a federal or state healthcare program is available for the item or service. There is also the federal criminal False Claims Act, which is similar to the federal civil False Claims Act and imposes criminal liability on those that make or present a false, fictitious or fraudulent claim to the federal government.
Other federal statutes pertaining to healthcare fraud and abuse include the Civil Monetary Penalties Law, which prohibits, among other things, the offer or payment of remuneration to a Medicaid or Medicare beneficiary that the offeror or payor knows or should know is likely to influence the beneficiary to order or receive a reimbursable item or service from a particular provider, practitioner or supplier (although pharmaceutical and biological product manufacturers are not considered providers, practitioners or suppliers for purposes of this law), and contracting with an individual or entity that the person knows or should know is excluded from participation in a federal healthcare program. In addition, federal criminal statutes created by the Health Insurance Portability and Accountability Act of 1996 (HIPAA) prohibit, among other things, knowingly and willfully executing or attempting to execute a scheme to defraud any healthcare benefit program or obtain by means of false or fraudulent pretenses, representations or promises of any money or property owned by or under the control of any healthcare benefit program in connection with the delivery of or payment for healthcare benefits, items or services.

In addition, HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act (HITECH) and their respective implementing regulations, including the Final Omnibus Rule published on January 25, 2013, imposes obligations on certain healthcare providers, health plans and healthcare clearinghouses, known as covered entities, as well as their business associates that perform certain services involving the storage, use or disclosure of individually identifiable health information, including mandatory contractual terms, requirements to facilitate certain patient rights, requirements to safeguard the privacy, security, and transmission of individually identifiable health information, and requirements to provide notice to affected individuals and regulatory authorities of certain breaches of security of individually identifiable health information. HITECH increased the civil and criminal penalties that may be imposed against covered entities, business associates and possibly other persons, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions. On December 10, 2020, the Office of Civil Rights within the U.S. Department of Health and Human Services (HHS) issued proposed revisions to the HIPAA Privacy Rule aimed at reducing regulatory burdens that may exist in discouraging coordination of care and patient access to their health information, among other changes, which could affect not just covered entities and business associates, but broader entities in the life sciences space. While a final rule has not yet been issued, if adopted, these proposed changes may require us to update our policies and procedures to comply with the new requirements. In addition, many state laws govern the privacy and security of health information and other personal information in certain circumstances (such as the California Consumer Privacy Act of 2018, the Virginia Consumer Data Protection Act, and similar state privacy laws in several other states, along with health privacy focused laws such as the Washington My Health My Data Act), and these state laws may differ from each other in significant ways and may not have the same effect. These laws are rapidly evolving and may impose additional regulatory compliance burden and legal risks on our operations.
Further, pursuant to the ACA, the Centers for Medicare & Medicaid Services (CMS) has promulgated regulations to implement what is commonly known as the federal Physician Payment Sunshine Act, which requires applicable manufacturers of covered drugs, devices, biologics, and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, among others, to collect and report information on certain payments or transfers of value they make to U.S.-licensed physicians, teaching hospitals, physician assistants, nurse practitioners or clinical nurse specialists, certified registered nurse anesthetists, anesthesiologist assistants and certified nurse-midwives, as well as investment interests in the manufacturer held by physicians and their immediate family members. The reports must be submitted on an annual basis, and the reported data is made available in searchable form on a public website. Failure to submit required information may result in civil monetary penalties.
In addition, several states require prescription drug and biological product companies to report certain expenses relating to the marketing and promotion of drug and biological products and to report gifts and payments to individual healthcare practitioners in these states. Other states prohibit various marketing-related activities, such as the provision of certain kinds of gifts or meals. Still other states require the posting of information relating to clinical studies and their outcomes. Some states require the reporting of certain pricing information, including information pertaining to and justifying price increases, prohibit prescription drug price gouging, or impose payment caps on certain pharmaceutical products deemed by the state to be “high cost.” In addition, states such as California, Connecticut, Nevada and Massachusetts require pharmaceutical companies to implement compliance programs and/or marketing codes. Several additional states are considering similar proposals. Certain states and local jurisdictions also require the registration of pharmaceutical sales representatives. Compliance with these laws is difficult and time consuming, and companies that do not comply with these state laws face civil penalties.
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
U.S. healthcare reform
In the United States there have been, and continue to be, proposals by the federal government, state governments, regulators and third-party payors to control or manage the costs of healthcare and, more generally, to reform the U.S. healthcare system. The pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives. For example, in March 2010, the ACA was enacted, which was intended to substantially change the way healthcare is financed by both governmental and private insurers, and significantly impacts the U.S. pharmaceutical industry. The ACA, among other things, (i) proscribed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs and therapeutic biologics that are inhaled, infused, instilled, implanted or injected, (ii) increased the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extended the rebate program to individuals enrolled in Medicaid managed care organizations, (iii) established annual nondeductible fees and taxes on manufacturers of certain branded prescription drugs and therapeutic biologics, apportioned among these entities according to their market share in certain government healthcare programs, (iv) expanded eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals and by adding new mandatory eligibility categories for individuals with income at or below 138% of the federal poverty level, thereby potentially increasing manufacturers’ Medicaid rebate liability, (v) expanded the entities eligible for discounts under the 340B Public Health program, (vi) required annual reporting of certain information regarding drug samples that manufacturers and distributors provide to licensed practitioners, (vii) created a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in and conduct comparative clinical effectiveness research, along with funding for such research, and (viii) established a Center for Medicare Innovation at CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending. Some of these cost-savings pilots and projects, such as the Enhancing Oncology Model, are directed specifically at oncology.
The ACA and certain of its provisions have been subject to judicial challenges as well as legislative and regulatory efforts to repeal or replace them or to alter their interpretation or implementation. For example, the Tax Cuts and Jobs Act (TCJA), among other things, included a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment, or penalty, imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” Further, the Bipartisan Budget Act of 2018, among other things, amended the ACA, effective January 1, 2019, to increase from 50% to 70% the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” Additionally, the Further Consolidated Appropriations Act of 2020, signed into law December 20, 2019, fully repealed the ACA’s “Cadillac Tax” on certain high-cost employer-sponsored insurance plans (for tax years beginning after December 31, 2019), the annual fee imposed on certain health insurance providers based on market share (for calendar year 2021) and the medical device excise tax on non-exempt medical devices. On June 17, 2021, the U.S. Supreme Court dismissed a judicial challenge to the ACA brought by several states who argued that, without the individual mandate, the entire ACA was unconstitutional. The Supreme Court’s dismissal of the lawsuit did not specifically rule on the constitutionality of the ACA.
On March 11, 2021, Congress enacted the American Rescue Plan Act of 2021, which included among its provisions a sunset of the ACA’s cap on pharmaceutical manufacturers’ rebate liability under the Medicaid Drug Rebate Program. Under the ACA, manufacturers’ rebate liability was capped at 100% of the average manufacturer price for a covered outpatient drug. Effective January 1, 2024, manufacturers’ MDRP rebate liability is no longer capped, potentially resulting in a manufacturer paying more in MDRP rebates than it receives on the sale of certain covered outpatient drugs. The American Rescue Plan Act also temporarily increased premium tax credit assistance for individuals eligible for subsidies under the ACA for 2021 and 2022 and removed the 400% federal poverty level limit that otherwise applies for purposes of eligibility to receive premium tax credits. The Inflation Reduction Act of 2022 (IRA) extended this increased tax credit assistance and removal of the 400% federal poverty limit through 2025. In the future, there may be additional challenges and/or amendments to the ACA. It remains to be seen precisely what any new legislation will provide, when or if it will be enacted, and what impact it will have on the availability and cost of healthcare items and services, including drug and biological products.

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted to reduce healthcare expenditures. These changes include the Budget Control Act of 2011, which, among other things, led to aggregate reductions of Medicare payments to providers of up to 2% per fiscal year that started in 2013 and, due to subsequent statutory amendments, will remain in effect through the first eight months of the fiscal year 2032 sequestration order unless additional congressional action is taken, with the exception of a temporary suspension, and later a temporary reduction instituted during the COVID-19 pandemic that expired on July 1, 2022. The American Taxpayer Relief Act of 2012 made other changes, including the reduction of Medicare payments to several types of providers and an increase in the statute of limitations period for the government to recover overpayments to providers from three to five years. Additionally, in August 2022, President Biden signed into law the IRA, which implements substantial changes to the Medicare program, including drug pricing reforms and changes to the Medicare Part D benefit design. Among other reforms, the IRA imposes inflation rebates on drug and biological product manufacturers for products reimbursed under Medicare Parts B and D if the prices of those products increase faster than inflation beginning in 2023; implements changes to the Medicare Part D benefit that, beginning in 2025, will cap benefit annual out-of-pocket spending at $2,000, with new discount obligations for pharmaceutical manufacturers; and, beginning in 2026, establishes a “maximum fair price” for a fixed number of pharmaceutical and biological products covered under Medicare Parts B and D following a price negotiation process with the CMS. CMS has also taken steps to implement the IRA, including: on August 29, 2023, releasing the initial list of ten drugs subject to price negotiations; on August 15, 2024 releasing the negotiated maximum prices for such drugs that will be effective beginning in 2026; on October 2, 2024, releasing final guidance outlining the process for the second round of price negotiations for products subject to the “maximum fair price” provision; and on December 20, 2024, releasing a list of 64 Medicare Part B products that had an adjusted coinsurance rate based on the inflationary rebate provisions of the IRA for the time period of January 1, 2025, to March 31, 2025. While it remains to be seen how the drug pricing provisions imposed by the IRA will affect the broader pharmaceutical industry, several pharmaceutical manufacturers and other industry stakeholders have challenged the law, including through lawsuits brought against the HHS, the Secretary of the HHS, CMS, and the CMS Administrator challenging the constitutionality and administrative implementation of the IRA’s drug price negotiation provisions.
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
Additionally, the cost of prescription pharmaceuticals and biological products has been the subject of considerable discussion in the United States. For example, on February 2, 2022, the Biden administration signaled its continued commitment to the Cancer Moonshot initiative, which was initially launched in 2016. In its announcement, the administration noted that its new goals under the initiative include addressing inequities in order to ensure broader access to cutting-edge cancer therapeutics and investing in a robust pipeline for new treatments. In alignment with President Biden’s Cancer Moonshot initiative, on June 27, 2023, the Center for Medicare Innovation at CMS announced a new model, the Enhancing Oncology Model, that is designed to make high-quality cancer care more affordable to both patients and Medicare. Additionally, on October 14, 2022, President Biden issued an Executive Order on Lowering Prescription Drug Costs for Americans, which instructed the Secretary of the HHS to consider whether to select for testing by the CMS Innovation Center new healthcare payment and delivery models that would lower drug costs and promote access to innovative drug therapies for beneficiaries enrolled in the Medicare and Medicaid programs. On February 14, 2023, HHS issued a report in response to the October 14, 2022, Executive Order, which, among other things, selects three potential drug affordability and accessibility models to be tested by the CMS Innovation Center. Specifically, the report addresses: (1) a model that would allow Part D Sponsors to establish a “high-value drug list” setting the maximum co-payment amount for certain common generic drugs at $2; (2) a Medicaid-focused model that would establish a partnership between CMS, manufacturers, and state Medicaid agencies that would result in multi-state outcomes-based agreements for certain cell and gene therapy drugs; and (3) a model that would adjust Medicare Part B payment amounts for Accelerated Approval Program drugs to advance the developments of novel treatments. Moreover, there have been several recent U.S. Congressional inquiries and proposed federal legislation designed to, among other things, bring more transparency to drug and biological product pricing, review the relationship between pricing and manufacturer patient support programs, reduce the cost of prescription drugs and biological products under Medicare and reform government program reimbursement methodologies for drug and biological products. It remains to be seen how these drug pricing initiatives will affect the broader pharmaceutical industry.

Moreover, results of the 2024 Presidential and Congressional elections, and potential subsequent developments, increase the uncertainty related to the healthcare regulatory environment. In addition, on June 28, 2024, the U.S. Supreme Court issued an opinion holding that courts reviewing agency action pursuant to the Administrative Procedure Act (APA) “must exercise their independent judgment” and “may not defer to an agency interpretation of the law simply because a statute is ambiguous.” The decision will have a significant impact on how lower courts evaluate challenges to agency interpretations of law, including those by CMS and other agencies with significant oversight of the healthcare industry. The new framework is likely to increase both the frequency of such challenges and their odds of success by eliminating one way in which the government previously prevailed in such cases. As a result, significant regulatory policies may be subject to increased litigation and judicial scrutiny. Any resulting changes in regulation may result in unexpected delays, increased costs, or other negative impacts that are difficult to predict but could have a material adverse effect on our business and financial condition. For example, certain of these changes could impose additional limitations on the rates we will be able to charge for our future products or the amounts of reimbursement available for our future products from governmental agencies or third-party payors.
At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures and, in some cases, to encourage importation from other countries and bulk purchasing. For example, on January 5, 2024, the FDA approved Florida’s importation plan to allow pharmacists and wholesalers in the state to import certain medications from Canada. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize any product that is ultimately approved, if approved. In addition, several recently passed state laws require disclosures related to state agencies and/or commercial purchasers with respect to price increases and new product launches that exceed certain levels as identified in the relevant statutes. Some of these laws and regulations contain ambiguous requirements that government officials have not yet clarified. Given the lack of clarity in the laws and their implementation, our future reporting actions could be subject to the penalty provisions of the pertinent federal and state laws and regulations.
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
Human Capital
As of November 30, 2024, we had 286 full-time or part-time employees, of which approximately 43% have earned an M.D. or a Ph.D. As of November 30, 2024, 256 of our full-time or part-time employees are engaged in research and development. From time to time, we retain independent contractors to support our organization. None of our employees are represented by a labor union or covered by collective bargaining agreements, and we believe our relationship with our employees is good.
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
As of November 30, 2024, approximately 51% of our full-time and part-time employees were self-reported as female. Of our vice president-level and above employees, approximately 42% were self-reported as female.
In addition, as of November 30, 2024, approximately 61% of our full-time employees were self-reported as ethnic or racial minorities in the United States, with 43% Asian, 2% Black or African American, 8% Hispanic or Latino and 5% of other minority groups or two or more races. Of our vice president-level and above employees, 33% were self-reported as ethnic or racial minorities in the United States, with 21% Asian and 8% Black or African American.
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
Our Board’s Nominating and Corporate Governance Committee is responsible for overseeing company programs relating to corporate responsibility and sustainability, including environmental, social and governance matters.
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
Our net loss was $193.6 million and $143.9 million for the fiscal years ended November 30, 2024 and 2023, respectively. As of November 30, 2024, we had an accumulated deficit of $738.8 million. To date, we have not generated any revenue from product sales and have financed our operations primarily through our collaborations and sales of our equity interests. We are in the early stages of development of our drug candidates. Our lead drug candidates, NX-5948, NX-2127 and NX-1607, are in the early stages of clinical development. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We anticipate that our operating expenses and capital expenditure requirements will increase substantially if and as we:
•increase enrollment in and further develop our drug candidates NX-5948, NX-2127 and NX-1607 through Phase 1 clinical trials;
•submit investigational new drug applications (INDs) and initiate clinical trials of our other drug candidates;
•enter advanced clinical development and scale up external manufacturing capabilities to supply clinical trials;
•expand the capabilities of our DEL-AI platform and apply our DEL-AI platform to advance additional drug candidates into preclinical and clinical development;
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
We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we conduct our Phase 1 clinical trials of NX-5948, NX-2127 and NX-1607 and any future development of our drug candidates, grow our pipeline of drug candidates, expand the breadth of our DEL-AI platform, continue research and development and initiate additional clinical trials of and potentially seek marketing approval for our lead programs and other drug candidates. In addition, if we obtain marketing approval for any of our drug candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, reimbursement and sales and distribution. Furthermore, we expect to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we may be required to delay, limit, reduce or terminate our research, product development programs or any future commercialization efforts or grant rights to develop and market drug candidates that we otherwise would prefer to develop and market ourselves.
We had cash, cash equivalents and marketable securities of $609.6 million as of November 30, 2024. We believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our operating expenses and capital expenditure requirements through at least the next 12 months. However, our future capital requirements and the period for which we expect our existing resources to support our operations may vary significantly from what we expect, and we may need to seek additional funds sooner than planned. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans. Our future capital requirements will depend on many factors, including:
•the progress, costs and results of our Phase 1 clinical trials for NX-5948, NX-2127 and NX-1607 and any future clinical development of such drug candidates;
•the scope, progress, costs and results of preclinical and clinical development for our other drug candidates and development programs;
•the number and development requirements of other drug candidates that we pursue;
•the scope of, and costs associated with, future advancements to our DEL-AI platform;
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
We are early in our development efforts. Our lead drug candidates, NX-5948, NX-2127 and NX-1607, are in the early stages of clinical development and their risk of failure is high. We have invested substantially all of our efforts and financial resources in building our DEL-AI platform, in the identification and preclinical development of our current drug candidates and in the preparation for and initiation of Phase 1 clinical trials for our lead drug candidates, as well as the preparation to advance NX-5948 into a Phase 2 clinical trial, anticipated in 2025. Our ability to generate revenue from product sales, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of one or more of our drug candidates. The success of our drug candidates will depend on several factors, including the following:
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
A potential risk in any protein degradation product is that healthy proteins or proteins not targeted for degradation will be degraded or that the degradation of the targeted protein in itself could cause adverse events, undesirable side effects or unexpected characteristics. It is possible that healthy proteins or proteins not targeted for degradation could be degraded by our drug candidates in any of our current or future preclinical studies or clinical trials. There also is the potential risk of delayed adverse events following treatment with our drug candidates.

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
We may not be able to initiate or continue clinical trials for our drug candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or similar regulatory authorities outside of the United States. In particular, we are currently conducting Phase 1 clinical trials for each of our lead drug candidates NX-5948, NX-2127 and NX-1607, and we expect to initiate a Phase 2 clinical trial of NX-5948 in 2025. We cannot predict how difficult it will be to enroll patients for these trials. Therefore, our ability to identify and enroll eligible patients for our NX-5948, NX-2127 and NX-1607 clinical trials may be limited or may result in slower enrollment than we anticipate. In addition, some of our competitors have ongoing clinical trials for drug candidates that treat the same indications as our drug candidates, and patients who otherwise would be eligible for our planned clinical trials instead may enroll in clinical trials of our competitors’ drug candidates. Moreover, the size of the relevant patient populations for the diseases that our lead drug candidates target is small, and as more companies begin to focus attention and resources on drug candidates to treat the same indications as our drug candidates, we may experience delays or be unable to successfully recruit and enroll a sufficient number of eligible patients in our clinical trials. Patient enrollment is affected by other factors including:
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
We have established manufacturing relationships with a limited number of suppliers to manufacture raw materials and the drug substance of any drug candidate for which we are currently pursuing, or may in the future pursue, preclinical or clinical development. Our systems for complying with current good manufacturing practices (cGMPs), manufacturing process development with our third-party manufacturers and scale-up are at an early stage. The actual cost to manufacture and process our drug candidates could be greater than we expect and could materially and adversely affect the commercial viability of our drug candidates. We or any of our third-party manufacturers may encounter difficulties in production, including contamination, equipment failure, improper installation or operation of equipment, vendor or operator error, inconsistency in yields, variability in product characteristics and difficulties in scaling the production process. Even minor deviations from normal manufacturing processes could result in reduced production yields, product defects and other supply disruptions. If we or any of our third-party manufacturers encounter such difficulties, our ability to provide supply of our current or future drug candidates for clinical trials, our ability to obtain marketing approval or our ability to provide supply of our drug candidates for patients, if approved, could be delayed or stopped. For example, in October 2023, following our communication to the FDA of our intention to transition to an improved manufacturing process for NX-2127, the FDA placed a partial clinical hold on our ongoing Phase 1 clinical trial evaluating NX-2127. We actively engaged in discussions with FDA as part of our efforts to lift the partial clinical hold, and in March 2024, the FDA lifted the partial clinical hold. There can be no assurance that we can address any issues resulting in any partial or full clinical hold in a timely manner or at all, and we may incur additional expenses in connection with our efforts to address a partial or full clinical hold or advance our clinical programs.
We may not be successful in our efforts to identify or discover additional potential drug candidates.
A key element of our strategy is to apply our DEL-AI platform to address a broad array of targets and new therapeutic areas. The therapeutic discovery activities we are conducting may not be successful in identifying drug candidates that are useful in treating hematologic cancers, immune-mediated diseases or any other diseases. Our research programs initially may show promise in identifying potential drug candidates, yet fail to yield drug candidates for clinical development for a number of reasons, including:
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
We may not be successful in our efforts to expand the breadth of our DEL-AI platform.
A key element of our strategy is to expand the capabilities of our DEL-AI platform and leverage our platform to discover, develop and potentially commercialize additional drug candidates beyond our current portfolio to target diseases in a wide range of organ systems and tissues and treat various disease states. These enhancements require substantial technical, financial and human resources, and may not result in the discovery or development of additional drug candidates or therapies. We may pursue what we believe is a promising opportunity to leverage our platform only to discover that certain of our risk or resource allocation decisions were incorrect or insufficient, or that individual products or our science in general has technology or biology risks that were previously unknown or underappreciated. Our strategy of pursuing the value of our DEL-AI platform over a long time horizon and across a broad array of human diseases may not be effective. In the event material decisions in any of these areas turn out to be incorrect or sub-optimal, we may experience a material adverse impact on our business and ability to fund our operations and we may never realize what we believe is the potential of our DEL-AI platform.
We face substantial competition in an environment of rapid technological change, which may result in others discovering, developing or commercializing products before or more successfully than we do.
The development and commercialization of new drug products is highly competitive. Moreover, the biotechnology and pharmaceutical industries are characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary products. We face and will continue to face competition from third parties that use protein degradation, antibody therapy, adoptive cell therapy, inhibitory nucleic acid, gene editing or gene therapy development platforms and from companies focused on more traditional therapeutic modalities, such as small molecule inhibitors. The competition is likely to come from multiple sources, including major pharmaceutical, specialty pharmaceutical and biotechnology companies, academic institutions, government agencies and other public and private research institutions that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization.
We are aware of a number of biotechnology companies focused on developing small molecules that degrade target proteins or inhibit E3 ligases, many of which currently are in preclinical or clinical development. In addition, certain large pharmaceutical companies have disclosed investments in this field. Furthermore, we are aware of multiple other BTK degrader programs in clinical development.
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
The biopharmaceutical industry is subject to extensive regulatory obligations and policies that are subject to change, including due to judicial challenges.
On June 28, 2024, the U.S. Supreme Court issued an opinion holding that courts reviewing agency action pursuant to the Administrative Procedure Act (APA) “must exercise their independent judgment” and “may not defer to an agency interpretation of the law simply because a statute is ambiguous.” The decision will have a significant impact on how lower courts evaluate challenges to agency interpretations of law, including those by the FDA and other agencies with significant oversight of the biopharmaceutical industry. The new framework is likely to increase both the frequency of such challenges and their odds of success by eliminating one way in which the government previously prevailed in such cases. As a result, significant regulatory policies will be subject to increased litigation and judicial scrutiny. Any resulting changes in regulation may result in unexpected delays, increased costs, or other negative impacts on our business that are difficult to predict but could have a material adverse effect on our business and financial condition. For example, certain of these changes could impose additional limitations on the rates we will be able to charge for our future products or the amounts of reimbursement available for our future products from governmental agencies or third-party payors.
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
The regulations that govern marketing approvals, pricing, coverage and reimbursement for new drug products vary widely from country to country. Current and future legislation may significantly change the approval requirements in ways that could involve additional costs and cause delays in obtaining approvals. Some countries require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our drug candidate to other available therapies. In some non-U.S. markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we might obtain marketing approval for a drug candidate in a particular country, but then be subject to price regulations that delay our commercial launch of the product, possibly for lengthy time periods, and negatively impact the revenues, if any, we are able to generate from the sale of the product in that country. Adverse pricing limitations may hinder our ability to recoup our investment in one or more drug candidates, even if our drug candidates obtain marketing approval.

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

We may need to license intellectual property from third parties that may not be available to us or may not be available on commercially reasonable terms, and we may not be successful in obtaining or maintaining necessary rights to our drug candidates through acquisitions and in-licenses.
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
Further, we do not know which processes we will use for commercial manufacture of our future products, or which technologies owned or controlled by third parties may prove important or essential to those processes. Many companies have filed, and continue to file, patent applications related to novel protein degradation therapies that target disease-causing proteins and many companies have filed and continue to file patent applications related to ACT. Some of these patent applications have already been allowed or issued and others may issue in the future. Because this area is competitive and of strong interest to pharmaceutical and biotechnology companies, there likely will be additional patent applications filed and additional patents granted in the future, as well as additional research and development programs expected in the future. If a patent holder believes the manufacture, use, sale, offer for sale or importation of one of our drug candidates or future products infringes its patent, the patent holder may sue us even if we have licensed other patent protection for our technology. Moreover, we may face patent infringement claims from non-practicing entities that have no relevant product revenue and against whom our licensed patent portfolio may therefore have no deterrent effect.
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
In addition, although it is our policy to require our employees, consultants and contractors who may be involved in the conception or development of intellectual property to execute agreements assigning such intellectual property to us, we may be unsuccessful in executing such an agreement with each party who in fact conceives or develops intellectual property that we regard as our own. Moreover, even when we obtain agreements assigning intellectual property to us, such assignment agreements may not be self-executing or may be breached, and we may be forced to bring claims against third parties, or defend claims they may bring against us, to determine the ownership of what we regard as our intellectual property. Furthermore, individuals executing agreements with us may have preexisting or competing obligations to a third party, such as an academic institution, and thus an agreement with us may be ineffective in perfecting ownership of inventions developed by that individual. In addition, we or our licensors may in the future be subject to claims by former employees, consultants or other third parties asserting an ownership right in our owned or licensed patents or patent applications. An adverse determination in any such litigation or proceeding may result in loss of exclusivity or freedom to operate or in patent claims being narrowed, invalidated or held unenforceable, in whole or in part, which could limit our ability to stop others from using or commercializing similar technology and therapeutics, without payment to us, or could limit the duration of the patent protection covering our technology and drug candidates. Such challenges may also result in our inability to develop, manufacture or commercialize our drug candidates without infringing third-party patent rights. In addition, if the breadth or strength of protection provided by our owned or licensed patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future drug candidates. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

During the course of any intellectual property litigation, there could be public announcements of the initiation of the litigation as well as results of hearings, rulings on motions and other interim proceedings or developments in the litigation. If securities analysts or investors regard these announcements as negative, the perceived value of our existing drug candidates, approved products, programs or intellectual property could be diminished. Accordingly, the market price of shares of our common stock may decline. Such announcements could also harm our reputation or the market for our drug candidates, which could have a material adverse effect on our business
We may not be able to pursue or guarantee protection of our intellectual property rights in jurisdictions outside the United States.
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
In Europe, beginning June 1, 2023, European applications and patents may be subject to the jurisdiction of the Unified Patent Court (UPC). Also, European applications will have the option, upon grant of a patent, of becoming a Unitary Patent which will be subject to the jurisdiction of the UPC. This will be a significant change in European patent practice. As the UPC is a new court system, there is very little precedent for the court, increasing the uncertainty of any litigation. As a single court system can invalidate a European patent, we, where applicable, may opt out of the UPC, and as such, each European patent would need to be challenged in each individual country.

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
We may be subject to claims that former employees, collaborators or other third parties have an interest in our patents or other intellectual property as an inventor or co-inventor. The failure to name the proper inventors on a patent application can result in the patents issuing thereon being unenforceable. Inventorship disputes may arise from conflicting views regarding the contributions of different individuals named as inventors, the effects of foreign laws where foreign nationals are involved in the development of the subject matter of the patent, conflicting obligations of third parties involved in developing our drug candidates or as a result of questions regarding co-ownership of potential joint inventions. Litigation may be necessary to resolve these and other claims challenging inventorship or ownership. Alternatively, or additionally, we may enter into agreements to clarify the scope of our rights in such intellectual property. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights, such as exclusive ownership of, or right to use, valuable intellectual property. Such an outcome could have a material adverse effect on our business, financial condition, results of operations, and prospects. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees.
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
•the FDA may find deficiencies with or fail to approve the manufacturing processes or facilities of third-party manufacturers with which we contract for clinical and commercial supplies; and
•the approval policies or regulations of the FDA may significantly change, including in a manner rendering our clinical data insufficient for approval or otherwise impacting the FDA’s review process and timing or requirements.
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
In January 2024, the FDA granted Fast Track designation for NX-5948 in the United States for the treatment of adult patients with relapsed or refractory CLL or small lymphocytic lymphoma after at least two lines of therapy, including a BTK inhibitory and a B-cell lymphoma 2 inhibitor, and in December 2024, the FDA granted Fast Track designation for NX-5948 in the United States for the treatment of adult patients with relapsed or refractory Waldenstrom’s macroglobulinemia after at least two lines of therapy, including a BTK inhibitor. As part of our business strategy, we may also seek Fast Track designation for other of our drug candidates. Programs with Fast Track designation may be eligible for more frequent interactions with the FDA, and, if relevant criteria are met, eligibility for Accelerated Approval and Priority Review. Fast Track designation applies to the drug candidate and the specific indication for which it is being studied. The FDA has broad discretion whether or not to grant this designation, so even if we believe a particular drug candidate is eligible for this designation, we cannot guarantee that the FDA would decide to grant it. If a drug candidate receives Fast Track designation but does not continue to meet the criteria for Fast Track designation, or if our clinical trials are delayed, suspended or terminated, or put on clinical hold due to unexpected adverse events or issues with clinical supply, we will not receive the benefits associated with the Fast Track program.
Furthermore, Fast Track designation does not change the standards for approval. The receipt of Fast Track designation for a drug candidate may not result in a faster development, regulatory review or approval process compared to drug candidates considered for approval under conventional FDA procedures and does not assure ultimate approval by the FDA. In addition, even if any drug candidate qualifies for Fast Track designation, the FDA may later decide that the drug candidate no longer meets the conditions for qualification or that the time period for FDA review or approval will not be shortened. Fast Track designation alone does not guarantee qualification for FDA Priority Review.
Under FDA policies, a drug candidate is eligible for Priority Review, or review within a six-month time frame from the time a complete NDA is accepted for filing, if the drug candidate provides a significant improvement in the safety or effectiveness of the treatment, diagnosis or prevention of serious conditions compared to available therapies. The FDA determines whether a drug qualifies for Priority Review after an NDA for such drug is submitted to the FDA. Therefore, until we submit NDAs for our drug candidates, we cannot be assured that they will be granted Priority Review. Even if Priority Review is granted for one of our drug candidates, the FDA does not always meet its six-month goal date for Priority Review, and the review process may be extended if the FDA requests additional information or clarification.

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
We may submit an NDA for one or more of our drug candidates seeking approval through the Accelerated Approval Pathway. For any approval to market a drug product, we must provide the FDA and foreign regulatory agencies with clinical data that adequately demonstrate the safety and efficacy of the product for the indication applied for in the NDA or other respective regulatory filings. The Accelerated Approval Program is one of several approaches used by the FDA to make prescription drugs more rapidly available for the treatment of serious or life-threatening diseases. Section 506(c) of the Federal Food, Drug and Cosmetic Act (FDCA) provides that the FDA may grant Accelerated Approval to “a product for a serious or life-threatening condition upon a determination that the product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments.” Approval through the Accelerated Approval Program is subject, however, to the requirement that the applicant conduct additional postmarketing clinical trials to verify and describe the drug’s clinical benefit, where there is uncertainty as to the relationship of the surrogate endpoint to the clinical benefit, or of the observed clinical endpoint to ultimate outcome. Typically, clinical benefit is verified when postmarketing clinical trials show that the drug provides a clinically meaningful positive therapeutic effect, that is, an effect on how a patient feels, functions, or survives. The FDA may require that these studies be underway prior to Accelerated Approval pursuant to the Food and Drug Omnibus Reform Act of 2022 and under the FDA’s draft guidance on “Accelerated Approval and Considerations for Determining Whether a Confirmatory Trial is Underway” made available in January 2025. If such confirmatory trials fail to confirm the drug’s clinical profile or risks and benefits, the FDA may withdraw its approval of the drug.
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

Moreover, Congress is considering potential changes to the Accelerated Approval Program that could impact our ability to obtain Accelerated Approval, or increase the burdens associated with postmarketing requirements in the event we do obtain Accelerated Approval. In particular, the FDA must specify certain conditions for required postapproval studies for products that receive Accelerated Approval, which may include enrollment targets and milestones, including the target date for study completion, by the time the drug is approved. The FDA may also require postapproval studies to be underway at the time of Accelerated Approval or within a specified time period following Accelerated Approval for such drugs, and must explain any instances where it does not require such studies. The FDA’s January 2025 draft guidance on “Accelerated Approval and Considerations for Determining Whether a Confirmatory Trial is Underway,” while not finalized, suggests that the FDA generally intends to consider a confirmatory trial to be “underway” prior to accelerated approval if (1) the trial has a target completion date that is consistent with diligent and timely conduct of the trial, considering the nature of the trial’s design and objectives, (2) the sponsor’s progress and plans for postapproval conduct of the trial provide sufficient assurance to expect timely completion of the trial, and (3) enrollment of the confirmatory trial has been initiated.
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
•the federal civil Monetary Penalties Law, which authorizes the imposition of substantial civil monetary penalties against an entity that engages in activities including, among others (1) knowingly presenting, or causing to be presented, a claim for services not provided as claimed or that is otherwise false or fraudulent in any way; (2) arranging for or contracting with an individual or entity that is excluded from participation in federal healthcare programs to provide items or services reimbursable by a federal healthcare program; (3) violations of the federal Anti-Kickback Statute; or (4) failing to report and return a known overpayment;
•federal criminal statutes created by the Health Insurance Portability and Accountability Act (HIPAA), which impose criminal liability for, among other things, knowingly and willfully executing or attempting to execute a scheme to defraud any healthcare benefit program, including private insurance plans, or, in any matter involving a healthcare benefit program, for knowingly and willfully making materially false, fictitious or fraudulent statements in connection with the delivery of or payment for healthcare benefits;
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
Providing benefits or advantages to induce or reward improper performance generally to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order or use of medicinal products is prohibited in the EU and the UK. The provision of benefits or advantages to induce or reward improper performance is governed by the national anti-bribery laws of EU Member States, and with respect to the UK, the UK Bribery Act 2010 (Bribery Act). Infringement of these laws may result in substantial fines and imprisonment. EU Directive 2001/83/EC, which is the EU Directive governing medicinal products for human use, provides that, where medicinal products are being promoted to healthcare professionals, no gifts, pecuniary advantages or benefits in kind may be supplied, offered or promised to such individuals unless they are inexpensive and relevant to the practice of medicine or pharmacy. This provision was transposed into the Human Medicines Regulations 2012 and as such remains applicable in the UK.
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

To date, there have been several U.S. congressional inquiries and proposed and enacted state and federal legislation and regulations designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient support programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. Most notably, the Inflation Reduction Act (IRA), which was signed into law on August 16, 2022, allows Medicare to: beginning in 2026, establish a “maximum fair price” for a fixed number of pharmaceutical and biological products covered under Medicare Parts B and D following a price negotiation process with the Centers for Medicare and Medicaid Services (CMS); and, beginning in 2023, penalize drug companies that raise prices for products covered under Medicare Parts B and D faster than inflation, among other reforms. The CMS has taken a number of steps to implement the IRA, including: on August 29, 2023, releasing the initial list of ten drugs subject to price negotiations; on August 15, 2024 releasing the negotiated maximum prices for such drugs that will be effective beginning in 2026; on October 2, 2024, releasing final guidance outlining the process for the second round of price negotiations for products subject to the “maximum fair price” provision; and on December 20, 2024, releasing a list of 64 Medicare Part B products that had an adjusted coinsurance rate based on the inflationary rebate provisions of the IRA for the time period of January 1, 2025 to March 31, 2025.
It is unclear how future regulatory actions to implement the IRA, as well as the outcome of pending litigation against the IRA, may affect our products and future profitability, and we cannot predict the likelihood, nature, or extent of other health reform initiatives that may arise from future legislation or administrative actions.
Moreover, the results of the 2024 Presidential and Congressional elections, and potential subsequent developments, increase the uncertainty related to the healthcare regulatory environment. In addition, on June 28, 2024, the U.S. Supreme Court issued an opinion holding that courts reviewing agency action pursuant to the APA “must exercise their independent judgment” and “may not defer to an agency interpretation of the law simply because a statute is ambiguous.” The decision will have a significant impact on how lower courts evaluate challenges to agency interpretations of law, including those by CMS and other agencies with significant oversight of the healthcare industry. For additional information, see the risk factor above titled “The biopharmaceutical industry is subject to extensive regulatory obligations and policies that are subject to change, including due to judicial challenges.”
At the state level, individual states are increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing. These include legislation and regulations regarding price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, legislative action designed to encourage importation from other countries and bulk purchasing. For example, on January 5, 2024, the FDA approved Florida’s importation plan, which allows pharmacists and wholesalers to import certain products from Canada. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. These measures could reduce the ultimate demand for our products, once approved, or put pressure on our product pricing.
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
As our development and commercialization plans and strategies develop, and as we continue our transition into operating as a public company, we expect to expand our employee base for managerial, operational, financial and other resources. In addition, we have limited experience in product development. We filed our first IND in December 2020 and currently have three drug candidates in ongoing Phase 1 trials, and expect to advance our drug candidate NX-5948 to a Phase 2 clinical trial in 2025. As our drug candidates enter and advance through preclinical studies and clinical trials, we will need to expand our development, regulatory and manufacturing capabilities or contract with other organizations to provide these capabilities for us. In the future, we expect to have to manage additional relationships with collaborators or partners, suppliers and other organizations. Our ability to manage our operations and future growth will require us to continue to improve our operational, financial and management controls, reporting systems and procedures. We may not be able to implement improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls. Our inability to successfully manage our growth and expand our operations could have a material and adverse effect on our business, financial condition, results of operations and prospects.

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
We are increasingly dependent on information technology systems, infrastructure and data to operate our business. In the ordinary course of our business, we collect, store and transmit large amounts of confidential and sensitive information, including but not limited to intellectual property, proprietary business information and personal information. It is critical that we do so in a secure manner to maintain the confidentiality, integrity and availability of such information. We have established physical, electronic and organizational measures to safeguard and secure our systems which are designed to prevent data compromise, and rely on commercially available systems, software, tools and monitoring to provide security for our information technology systems and the processing, transmission and storage of our information. We have also outsourced elements of our information technology infrastructure, resulting in a number of third-party vendors that may or could have access to our information.
Despite the implementation of security measures, our internal information technology systems and infrastructure, and those of our current and any future CROs, collaborators, contractors and consultants and other third parties on which we rely, are vulnerable to breach, breakdown or other damage or interruption from service interruptions, system malfunction, computer viruses, malware, natural disasters, terrorism, war, telecommunication and electrical failures, cyber-attacks or cyber-intrusions over the Internet (including harmful attachments to emails, ransomware, distributed denial-of-service attacks, social engineering, and other means to affect service reliability and threaten the confidentiality, integrity, and availability of information), persons inside our organization, or persons with access to systems inside our organization. Any of the foregoing may compromise or lead to data leakage of our system infrastructure, or that of our CROs, third-party vendors and other contractors and consultants.

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
We and our third-party service providers regularly defend against and respond to data security incidents, and we cannot assure you that our data protection efforts and our investment in information technology will prevent significant breakdowns, data leakages, breaches in our systems, or those of our third-party vendors, CROs and other contractors and consultants, or other cyber incidents that could have a material adverse effect upon our reputation, business, operations, or financial condition. If such an event were to occur that causes interruptions in our operations, or those of our third-party vendors, CROs and other contractors and consultants, it could result in a material disruption or delay of our product development programs. For example, the loss of clinical trial data from completed, ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Furthermore, significant disruptions of our internal information technology systems or those of our third-party vendors and other contractors and consultants, or security breaches could result in the loss, misappropriation, and/or unauthorized access, use, or disclosure of, or the prevention of access to, confidential or sensitive information (including trade secrets or other intellectual property, proprietary business information, and personal information), which could result in financial, legal, business, and reputational harm to us. If any such event, including a security breach, results in the unauthorized access, use or release of personal information, our reputation could be materially damaged. In addition, such a breach may require notification to governmental agencies, the media or individuals pursuant to various federal and state data privacy and security laws (and other similar international laws), subject us to mandatory corrective action, and otherwise subject us to liability under laws and regulations that protect the privacy and security of personal information. For example, data breaches frequently result in regulatory actions and commercial and class action litigation based on a variety of laws and legal duties, such as the California Consumer Privacy Act (CCPA), which provides for a private right of action in the event of certain data security breaches. Additionally, the SEC adopted a new cybersecurity rule requiring companies subject to SEC reporting requirements to formally report material cybersecurity incidents, where failure to report may result in regulatory investigations leading to consent orders that may require additional compliance obligations and/or injunctions, fines and other penalties. Such actions could result in significant legal and financial exposure and reputational damages that could have a material adverse effect on our business, financial condition, results of operations and prospects.
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
We are subject to a variety of stringent and changing privacy and data security laws, regulations, policies and contractual obligations related to data privacy and security, and changes in such laws, regulations, policies and contractual obligations and our failure, or any failure by our third-party vendors, collaborators, contractors or consultants, to comply with them could harm our business and result in enforcement action by regulators and claims from affected individuals.
We are subject to global privacy and data protection laws and regulations that apply to the collection, transmission, storage and use of personal information, which among other things, impose certain requirements relating to the privacy, security and transmission of personal information. Failure by us or our third-party vendors, CROs, contractors and consultants to comply with any of these laws and regulations could result in enforcement actions by data protection authorities against us, including fines or penalties, claims for damages by affected individuals, damage to our reputation and loss of goodwill, any of which could have a material adverse effect on our business, financial condition, results of operations or prospects.
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
In particular, laws and regulations governing the privacy of health information, such as HIPAA, establish privacy and security standards that limit the use and disclosure of individually identifiable health information, or protected health information, and require the implementation of administrative, physical and technological safeguards to protect the privacy of protected health information and ensure the confidentiality, integrity and availability of electronic protected health information. Determining how protected health information may be used, shared or processed in compliance with applicable privacy standards and our contractual obligations can be complex and may be subject to changing interpretation. Further, if we fail to comply with applicable privacy laws, we could face civil and criminal penalties, or claims for breach of contract. The HHS has enforcement discretion for HIPAA, and any enforcement activity can result in financial liability and reputational harm, and responses to such enforcement activity can consume significant internal resources. On April 22, 2024, OCR issued a Final Rule, HIPAA Privacy Rule to Support Reproductive Health Care Privacy, which is intended to strengthen the HIPPA Privacy Rule by prohibiting the disclosure of protected health information related to lawful reproductive healthcare in certain circumstances.

In addition, states have shown an increased interest in regulating personal information in general and specifically in the privacy of health data. Washington state passed the My Health My Data Act, which took effect on March 31, 2024, and is focused on the collection of consumer health data. The My Health My Data Act has a broader scope than HIPAA and includes a private right of action—depending on whether this law applies to us, there may be substantial regulatory action and litigation associated with this act. Following Washington, Nevada enacted Senate Bill 370, which also took effect on March 31, 2024, and is similar to the My Health My Data Act and requires in-scope entities to comply with certain requirements regarding consumer health data. Notably, Senate Bill 370 does not include a private right of action nor does it apply to entities that are subject to HIPAA. Connecticut also amended its comprehensive privacy law in 2023, the Connecticut Data Privacy Act, to impose obligations aimed at “consumer health data.” Furthermore, state attorneys general are authorized to bring civil actions seeking either injunctions or damages in response to violations that threaten the privacy of state residents pursuant to local state laws. We cannot be sure how these regulations will be interpreted, enforced or applied to our operations. In addition to the risks associated with enforcement activities and potential contractual liabilities, our ongoing efforts to comply with evolving laws and regulations at the federal and state level may be costly and require ongoing modifications to our policies, procedures and systems.
Personal information privacy remains an evolving landscape at both the U.S. state and international level, with new regulations coming into effect. For example, the CCPA, which came into effect on January 1, 2020, and was amended and expanded by the California Privacy Rights Act (CPRA) as of January 1, 2023, provides California residents expanded privacy rights, including the right to request correction, access, and deletion of their personal information, the right to opt out of certain personal information sharing, and the right to receive detailed information about how their personal information is processed, including by California residents’ employers. Additionally, the CCPA requires companies that process personal information of California residents to make disclosures to consumers about their data collection, use and sharing practices, allow consumers to opt out of certain data sharing with third parties, complete certain audits and assessments when processing higher risk data and provide a private right of action for data breaches, as described above. Although the CCPA includes limited exceptions—including exceptions for personal health information collected by covered entities or business associates subject to HIPAA, the CCPA may regulate or impact our processing of personal information depending on the context. Failure to comply with the CCPA may result in significant civil penalties, injunctive relief, or statutory or actual damages as determined by the California Privacy Protection Agency, the state agency that is charged with creating new rules and enforcing the CCPA, and the California Attorney General, who also still maintains some CCPA enforcement powers. Notably, following California’s lead, over a third of other U.S. states enacted or proposed privacy laws that contain obligations similar to the CCPA and CPRA that have taken effect or will take effect in coming years. In addition, a comprehensive federal privacy bill, which includes a private right of action for violations, has been proposed and is under review by the U.S. House of Representatives. While these new laws and proposals generally include exemptions for HIPAA-covered data and clinical trial data, they add layers of complexity to compliance in the U.S. market and could increase our compliance costs and adversely affect our business. Compliance with this new and evolving privacy legislation adds complexity and may require investment in additional resources for compliance programs, thus potentially result in additional costs and expense of resources to maintain compliance.
In the EU, the EU GDPR governs the collection, use, disclosure, transfer, or other processing of personal data. The UK has implemented the EU GDPR as the UK GDPR which sits alongside the UK Data Protection Act 2018 (the UK GDPR together with the EU GDPR, the GDPR). The GDPR imposes compliance obligations on controllers (and in more limited cases, on processors), including granting certain privacy rights to individuals to control how companies collect, use, disclose, retain and otherwise process their personal data as well as specific requirements for obtaining valid consent where consent is the legal basis for processing, requirements around accountability and transparency, the obligation to consider data protection when any new products or services are developed, the obligation to appoint data protection officers in certain circumstances, the obligation to notify relevant data protection supervisory authorities of notifiable personal data breaches without undue delay (and no later than 72 hours) after becoming aware of the personal data breach, and the requirement to provide more detailed notices for clinical trial subjects and investigators. In addition, the EU GDPR prohibits the international transfer of personal data originating in the EEA (including, from clinical trial sites and other third parties (e.g., CROs)) to jurisdictions that the European Commission does not recognize as having ‘adequate’ data protection laws, unless a data transfer mechanism has been put in place or a derogation under the EU GDPR can be relied upon. In certain cases, including when transfers are made in reliance on standard contractual clauses (EU SCCs), including a requirement for companies to carry out a transfer impact assessment (TIA)—which (among other things) assesses laws governing access to personal data in the recipient country and considers whether supplementary measures that provide privacy protections additional to those provided under EU SCCs—will need to be implemented to ensure an ‘essentially equivalent’ level of data protection to that afforded in the EEA. On July 10, 2023, the European Commission adopted its Final Implementing Decision granting the U.S. adequacy (Adequacy Decision) for EU-U.S. transfers of personal data for entities self-certified to the EU-U.S. Data Privacy Framework (DPF). Entities relying on EU SCCs for transfers to the United States are also able to rely on the analysis in the Adequacy Decision as support for their TIA regarding the equivalence of U.S. national security safeguards and redress.

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
The UK GDPR also imposes similar restrictions on transfers of personal data from the UK to jurisdictions that the UK Government does not consider adequate, including the United States. The UK’s Information Commissioner’s Office published: (i) its own form of EU SCCs, known as the International Data Transfer Agreement; (ii) a “UK addendum” to the EU SCCs which amends the relevant provisions of such clauses to work in a UK context; and (iii) its own version of the TIA (although entities may choose to adopt either the EU or UK-style TIA). Further, on September 21, 2023, the UK Secretary of State for Science, Innovation and Technology established a UK-U.S. data bridge (i.e., a UK equivalent of the Adequacy Decision) and adopted UK regulations to implement the UK-U.S. data bridge. Personal data may now be transferred from the UK under the UK-U.S. data bridge through the UK extension to the DPF to organizations self-certified under the UK extension to the DPF.
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
Some countries also are considering or have passed legislation requiring local storage and processing of data, or similar requirements, which could increase the cost and complexity for conducting preclinical testing and clinical trials or delivering our future products, if any. Additionally, other countries (e.g., Australia and Japan) have adopted their own legal requirements for cross-border transfers of personal information. These obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other requirements or our practices.
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

We use artificial intelligence in our business, and challenges with properly managing its use could result in reputational harm, competitive harm, and legal liability, and adversely affect our results of operations.
We leverage artificial intelligence (AI) into certain aspects of our operations, including through our proprietary DEL-AI platform, which employs machine learning across all aspects of the discovery process. However, our competitors and other third parties may incorporate AI into their operations and processes more quickly or more successfully than us, which could impair our ability to compete effectively and adversely affect our results of operations. Additionally, if the output that AI applications assist in producing are or are alleged to be inaccurate, deficient, or biased, our business, financial condition, and results of operations may be adversely affected. Furthermore, the integration of third-party AI models with our operations relies on certain safeguards implemented by the third-party developers of the underlying AI models, including those related to the accuracy, bias, and other variables of the data, and these safeguards may be insufficient. The use of AI applications has resulted in, and may in the future result in, cybersecurity incidents that implicate the data analyzed within such applications. Any such cybersecurity incidents related to our use of AI applications to analyze data could adversely affect our reputation and results of operations. AI also presents emerging ethical issues and if our use of AI becomes controversial, we may experience brand or reputational harm, competitive harm, or legal liability. Legislation governing the development and use of AI has been passed or is under consideration in the United States at the state and local level, as well as internationally. As a result, the ability to use artificial intelligence and machine learning may be constrained by current or future laws, regulatory or self-regulatory requirements. The rapid evolution of AI, including regulation of AI and it various uses, will require significant resources to develop, test and maintain our platforms and AI operations to help us implement AI ethically in order to minimize unintended, harmful impact
U.S. federal income tax reform and changes in other tax laws could adversely affect us.
U.S. federal, state, local and foreign tax laws, regulations and administrative guidance are subject to change as a result of the legislative process and review and interpretation by the U.S. Internal Revenue Service, the U.S. Treasury Department and other taxing authorities. Changes to tax laws (which changes may have retroactive application), including with respect to net operating losses and research and development tax credits, could adversely affect us or holders of our common stock. In recent years, many such changes have been made and changes are likely to continue to occur in the future.
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
We have incurred substantial losses during our history, do not expect to become profitable in the near future and may never achieve profitability. As of November 30, 2024, we had federal and state net operating loss (NOL) carryforwards of approximately $263.9 million and $418.7 million, respectively. To the extent we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, subject to the restrictions and exceptions described below. Federal NOLs generated in tax years beginning on or before December 31, 2017, may be carried forward 20 tax years and expire on various dates beginning in 2029. Under current law, NOLs arising in tax years beginning after December 31, 2017, may be carried forward indefinitely, but are limited to no more than 80% of the excess, if any, of current year taxable income (without regard to certain deductions). Our state NOLs can be carried forward 20 years and begin expiring in 2029.

Under Sections 382 and 383 of the Code, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period), the corporation’s ability to use its pre-change NOLs and other pre-change tax attributes (such as R&D credit carryovers) to offset its post-change income or post-change income tax may be limited. We have identified two ownership changes since our inception that have triggered a limitation on pre-change NOLs under Sections 382 and 383. A majority of our pre-change NOLs remain available within the carryforward period provided by the Code, subject to availability of taxable income. We may have experienced additional ownership changes that have not yet been identified that could result in the expiration of our NOL and credit carryforwards before utilization and we may experience additional ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which are outside our control. As a result, if we earn net taxable income, our ability to use our pre-change NOLs and R&D credit carryovers to offset U.S. federal taxable income and tax liability may be subject to limitations that potentially could result in increased future tax liability to us. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.
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
We also are subject to other laws and regulations governing our international operations, including regulations administered by the governments of the United States, UK and authorities in the EU, including U.S. export controls, including the U.S. Department of Commerce’s Export Administration Regulations, and U.S. economic sanctions, trade sanctions regulations administered by the U.S. Department of the Treasury’s Office of Foreign Assets Controls, including restrictions or prohibitions on the sale or supply of certain products and services to U.S.-embargoed or sanctioned countries, governments, persons and entities, and other applicable export control regulations, customs requirements and currency exchange regulations, which we collectively refer to as Trade Control Laws.
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
Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. For example, the global financial crisis of 2007-2008 caused extreme volatility and disruptions in the capital and credit markets. Similarly, the volatility associated with the COVID-19 pandemic caused significant instability and disruptions in the capital and credit markets and, more recently, the global economy has been impacted by interest rate fluctuations and inflation, uncertainty with respect to the federal budget and debt ceiling and potential government shutdowns related thereto, as well as the possibility of a recession or further economic downturn. Moreover, there have been concerns in recent years with respect to the stability of the global banking system. For example, in March 2023, Silicon Valley Bank (SVB), which was one of our banking partners, was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (FDIC) as receiver, and in March 2023, Silvergate Capital Corp. and Signature Bank were similarly swept into receivership. While we only had a minimal amount of our cash directly at SVB and the FDIC took steps to make depositors of SVB whole such that we regained access to this cash, there is no assurance that similar guarantees will be made in the event of further bank closures and continued instability in the global banking system. Our ongoing cash management strategy is to maintain diversity in our deposit accounts across financial institutions, but deposits in these institutions may exceed the amount of insurance provided on such deposits and there can be no assurance that this strategy will be successful. If other banks and financial institutions enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, then our ability to access our cash, cash equivalents and marketable securities may be threatened, which could have a material adverse effect on our business and financial condition. Furthermore, the capital and credit markets may be adversely affected by regional conflicts around the world and the possibility of a wider global conflict, global sanctions imposed in response to regional conflicts or an energy crisis. A severe or prolonged economic downturn, such as the global financial crisis, could result in a variety of risks to our business, including weakened demand for our drug candidates and in our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy also could strain our suppliers, possibly resulting in supply disruption. We cannot anticipate all of the ways in which the foregoing, and the current economic climate and financial market conditions generally, could adversely impact our business. Furthermore, our stock price may decline due in part to the volatility of the stock market and any general economic downturn.
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
We expect our results of operations to be subject to quarterly fluctuations. Our net loss and other results of operations will be affected by numerous factors, including:
•variations in the level of expense related to the ongoing development of our drug candidates, DEL-AI platform, or future development programs;
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
In addition, we currently have on file with the SEC an automatic shelf registration statement on Form S-3 which allows us to offer and sell our registered common stock, preferred stock, debt securities, warrants, subscriptions rights and or units from time to time pursuant to one or more offerings at prices and terms to be determined at the time of sale. In August 2021, we entered into an Equity Distribution Agreement with Piper Sandler & Co. (Piper Sandler), which was amended in July 2024 and again in October 2024 (as amended, the Second Amended Equity Distribution Agreement), pursuant to which, from time to time, we may offer and sell through Piper Sandler up to $300.0 million of the common stock registered under the shelf registration statement pursuant to one or more “at the market” offerings. From time to time, we have issued and sold shares of common stock pursuant to this agreement and as of the date of this filing, we have $204.6 million of common stock remaining available for sale under the Second Amended Equity Distribution Agreement. Sales of our common stock under the Second Amended Equity Distribution Agreement with Piper Sandler could be subject to business, economic or competitive uncertainties and contingencies, many of which may be beyond our control, and which could cause actual results from the sale of our common stock to differ materially from expectations. To the extent additional capital is raised through the sale and issuance of shares or other securities convertible into shares, the ownership interest of our stockholders will be diluted. Future issuances of our common stock or other equity securities, or the perception that such sales may occur, could adversely affect the trading price of our common stock and impair our ability to raise capital through future offerings of shares or equity securities. No prediction can be made as to the effect, if any, that future sales of common stock or the availability of common stock for future sales will have on the trading price of our common stock.
We will not receive a significant amount, or potentially any, additional funds upon the exercise of our pre-funded warrants; however, any exercise would increase the number of shares eligible for future resale in the public market and result in substantial dilution to our stockholders.
As of November 30, 2024, we have issued pre-funded warrants to purchase a total of 8,315,020 shares of our common stock, of which 7,577,909 were outstanding as of November 30, 2024. Each pre-funded warrant is exercisable for $0.001 per share of common stock underlying such pre-funded warrant, which may be paid by way of a cashless exercise, meaning that the holder may not pay a cash purchase price upon exercise, but instead would receive upon such exercise the net number of shares of common stock determined according to the formula set forth in the pre-funded warrant. Accordingly, we will not receive a significant amount, or potentially any, additional funds upon the exercise of the pre-funded warrants. To the extent such pre-funded warrants are exercised, additional shares of common stock will be issued for nominal or no additional consideration, which will result in substantial dilution to the then existing holders of our common stock and will increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of the common stock, causing our stock price to decline.
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
The reporting on our assessment of the effectiveness of our internal control over financial reporting needs to include disclosure of any material weaknesses identified in our internal control over financial reporting. Moreover, based on the market value of our common stock held by non-affiliates as of May 31, 2024, we are considered a large accelerated filer under SEC rules effective November 30, 2024, and, as a result, our independent registered public accounting firm is required to audit the effectiveness of our internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act (Section 404(b)). Compliance with Section 404(b) will result in increased costs, expenses, and management resources. Undetected material weaknesses in our internal control over financial reporting could lead to financial statement restatements and require us to incur the expense of remediation. For example, we previously identified material weaknesses in our internal control over financial reporting for the fiscal year ended November 30, 2021, related to controls over segregation of duties in our journal entry and account reconciliation processes, and certain information technology general controls. The material weaknesses identified did not result in any misstatement of our financial statements and during the year ended November 30, 2022, the material weaknesses was remediated. However, we cannot assure you that the measures we have taken to date, and actions we may take in the future, will prevent or avoid potential future material weaknesses.
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
We no longer qualify as a “smaller reporting company” and, commencing with our quarterly report on Form 10-Q for the fiscal quarter ending February 28, 2025, we may no longer take advantage of reduced disclosure and reporting requirements applicable to smaller reporting companies.
Based on the market value of our common stock held by our non-affiliates as of May 31, 2024, we no longer qualify as a “smaller reporting company” as defined by the SEC effective November 30, 2024. Therefore, beginning with our quarterly report on Form 10-Q for the fiscal quarter ending February 28, 2025, we will no longer be eligible to rely on the reduced disclosure and reporting requirements applicable to smaller reporting companies. Moreover, we have chosen not to take advantage of the reduced disclosure and reporting requirements applicable to smaller reporting companies starting with this Annual Report on Form 10-K. Any failure to comply with the increased disclosure and reporting requirements could have an adverse effect on our business, financial condition and results of operations.
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
Item 1B. Unresolved Staff Comments
None.

Item 1C. Cybersecurity
We recognize the importance of maintaining the trust and confidence of our patients, our collaborators, our business partners, our investors, and our employees and understand how key it is to maintain their confidence in our ability to properly protect and manage our information technology systems, infrastructure and data as part of that trust and confidence. In order to achieve this, our management team and our Board of Directors are actively involved in the oversight of our cybersecurity program as part of our approach to risk management.
Risk Management and Strategy
We maintain processes for assessing, identifying, and managing cybersecurity risks. These processes are designed to protect our information assets and operations from both internal and external cyber threats, including protecting employee and patient information from unauthorized access or attack, and to secure our networks and systems. Our cybersecurity and data privacy programs are aligned to, among others, the U.S. National Institute of Standards and Technology (NIST) Cybersecurity Framework to assess, identify and manage material risks from cybersecurity threats. We employ a combination of physical, procedural, and technical safeguards, regular system tests, incident simulations, and routine policy and procedure reviews to identify risks and enhance our practices.
We have a cybersecurity incident response plan (CIRP) that we review on at least an annual basis and update as business needs and the security landscapes change and as required. In the event of a cybersecurity incident, our incident response team refers to our CIRP and existing management internal controls and disclosure processes. Pursuant to this process, designated personnel are responsible for assessing the severity of the incident and any associated threats, containing and resolving the incident as quickly as possible, managing any damage to our systems and networks, minimizing the impact on our stakeholders, analyzing and executing upon internal reporting obligations, escalating information about the incident to senior management and the Board of Directors, as appropriate, and performing post-incident analysis and program enhancements, as needed. We perform tabletop exercises on at least an annual basis to test our incident response procedures, identify gaps and improvement opportunities and exercise team preparedness.
We provide our employees and consultants with privacy, data protection, cybersecurity incident response, and prevention education and awareness training, which includes annual and supplemental training covering relevant topics, such as social engineering, phishing, password protection, confidential data protection, asset use, and mobile security, and educates employees on the importance of reporting all incidents immediately. In addition, we perform phishing test campaigns on at least a quarterly basis to reinforce identification and reporting training.
We engage third parties to conduct risk assessments on our systems and other vulnerability analyses on a recurring basis and assist with containment and remediation efforts. In addition, third-party technology and analytics and penetration testing are utilized to identify potential vulnerabilities. To manage risks related to cybersecurity incidents that could impact our CROs, third-party vendors and other contractors and consultants, we maintain a third-party risk management program, which is designed to assess the security controls of our third parties. The assessment methodology is based on risk and relies on the data, access, connectivity, and criticality of the services that the third-party offers.
Cybersecurity Governance
Our cybersecurity and data privacy programs are implemented and overseen by our Chief Information Security Officer (CISO), our Senior Vice President (SVP) of Information Technology, and members of our executive management team.

Our SVP of Information Technology has over 20 years of information technology experience, with over 15 years of experience leading technology and cybersecurity programs in biopharmaceutical companies. Since joining Nurix in 2021, our SVP of Information Technology has led all information technology strategy and operations, including our cybersecurity program. Previously, he served as Chief Technology Advisor focused on cybersecurity incident response and strategic security consulting, and held senior IT leadership roles at multiple clinical-stage biotechnology companies. He holds industry cybersecurity certifications and is undertaking advanced studies in IT Management and Cybersecurity.
Our CISO has over 20 years of experience in information security, including more than 15 years of experience leading large-scale cybersecurity and privacy programs across various industries. He currently leads all aspects of our enterprise cybersecurity strategy, risk governance, and privacy effort. He holds industry-recognized certifications, including CISSP. He earned his MBA with a focus on Finance and Strategy and a B.E. in Electronics and Communication.
Our SVP of Information Technology and our CISO regularly provide cyber threat intelligence briefings to management on the status of the Company’s security measures and our efforts to identify and mitigate risks from cybersecurity threats. Our SVP of Information Technology and CISO also work closely with our Chief Financial Officer and Chief Legal Officer to further enhance incident response procedures and to assess and manage risks from cybersecurity threats.
The Audit Committee of our Board of Directors (Audit Committee) oversees the Company’s overall enterprise risk assessment and risk management policies and guidelines, including risks related to cybersecurity matters. The Audit Committee provides periodic reports to the Board of Directors regarding its oversight of cybersecurity, information technology, data protection and related matters. Members of the Board of Directors also participate in table-top exercises involving simulated data security incidents and the Company’s responses to those incidents.
The Audit Committee receives regular presentations and reports on cybersecurity risks, which address a wide range of topics including recent developments, evolving standards, vulnerability assessments, third-party and independent reviews, the threat environment, planned improvements to our cybersecurity program, and the status of information security initiatives. The Audit Committee also receives prompt and timely information regarding any cybersecurity incident that meets established reporting thresholds.
Risk and Issues Disclosure
As of November 30, 2024, and through the date of this filing, we are not aware of any material cybersecurity incidents that have impacted the Company, nor do we believe that there are currently any known risks from cybersecurity threats that are reasonably likely to materially affect us or our business strategy, results of operations or financial condition. However, we previously have been the target of cyber-attacks and expect them to continue as cybersecurity threats have been rapidly evolving in sophistication and becoming more prevalent in our industry. We face risks of incidents, whether through cyber-attacks or cyber intrusions through the Cloud, the Internet, phishing attempts, ransomware, and other forms of malware, computer viruses, email attachments, extortion, and other scams. Although we make efforts to maintain the security and integrity of our information technology systems, these systems and the proprietary, confidential, and personal information that resides on or is transmitted through them are subject to the risk of a cybersecurity incident or disruption, and there can be no assurance that our security efforts and measures, and those of our third-party vendors, will prevent breakdowns or incidents to our or our third-party vendors’ systems that could adversely affect our business. For additional information on cybersecurity risks we face, see Part I, Item 1A. Risk Factors of this Annual Report on Form 10-K under the heading “Risks Related to Employees, Managing our Growth and Other Legal Matters—We depend on our information technology systems, and any failure of these systems, or those of our CROs, third-party vendors, collaborators or other contractors or consultants we may utilize, could harm our business. Security breaches, cyber-attacks, loss of data and other disruptions could compromise sensitive information related to our business or other personal information, prevent us from accessing critical information and expose us to liability, which could adversely affect our business, reputation, results of operations, financial condition and prospects.”

Item 2. Properties and Facilities
Our principal executive office is located in San Francisco, California, where we lease a total of 77,222 square feet of office and laboratory spaces that we use for our administrative, research and development and other activities. The lease expires in October 2025. Additionally, we lease a total of 50,094 square feet of office and laboratory space in The Woodlands, Texas that expires in February 2035. We believe that our existing facilities are suitable and adequate for our current requirements and operations.

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
Holders of Record
As of close of business on January 24, 2025, there were 8 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
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
The graph below compares the cumulative total stockholder return on $100 invested in our common stock with the cumulative total return of $100 invested in the Nasdaq Composite Index and the Nasdaq Biotechnology Index from the close of market on July 24, 2020, which was our initial trading day, through November 30, 2024, assuming the reinvestment of dividends, if any.
The comparisons shown in the graph below are based upon historical data and are not necessarily indicative of, nor intended to forecast, the potential future performance of our common stock.

Comparison of 53 Month Cumulative Total Return
Assumes Initial Investment of $100
November 2024
250
200
150
100
50
0
7/24/2020
11/30/2020
11/30/2021
11/30/2022
11/30/2023
11/30/2024
Nurix Therapeutics, Inc.
NASDAQ Composite Index
NASDAQ Biotechnology Index

$100 investment in stock or index	7/24/2020	11/30/2020	11/30/2021	11/30/2022	11/30/2023	11/30/2024
Nurix Therapeutics, Inc.	$100.00	$224.20	$151.60	$65.18	$32.72	$116.31
NASDAQ Composite Index	$100.00	$118.08	$151.38	$112.65	$140.95	$191.77
NASDAQ Biotechnology Index	$100.00	$106.48	$112.76	$103.13	$92.73	$112.08
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
Overview
We are a clinical stage biopharmaceutical company focused on the discovery, development and commercialization of medicines based on targeted protein degradation, the next frontier in innovative drug design aimed at improving treatment options for patients with cancer and autoimmune diseases. Powered by our prolific DEL-AI discovery engine and leading ligase expertise, capable of tackling any protein class, we have built a significant advantage in translating the science of degradation into clinical advancements. We aim to establish degrader-based treatments at the forefront of patient care, writing medicine’s next chapter with a new script to outmatch disease. We leverage our proprietary DEL-AI platform, employing advanced automated chemistry synthesis and direct-to-biology technologies, to rapidly generate degraders and degrader antibody conjugates (DACs) as first-in-class or best-in-class drug candidates. Harnessing validated binding data collected from DEL screens of hundreds of diverse targets, our DEL-AI platform can prospectively identify binders to genetically validated, high value targets that have yet to be drugged. Our wholly owned, clinical stage pipeline includes targeted protein degraders of Bruton’s tyrosine kinase (BTK), a B-cell signaling protein, and inhibitors of Casitas B-lineage lymphoma proto-oncogene B (CBL-B), an E3 ligase that regulates activation of multiple immune cell types including T cells and NK cells. Our partnered drug discovery pipeline consists of multiple programs under collaboration agreements with Gilead Sciences, Inc. (Gilead), Sanofi S.A. (Sanofi) and Seagen Inc. (now a part of Pfizer Inc. (Pfizer)), within which we retain certain options for co-development, co-commercialization and profit sharing in the United States for multiple drug candidates.
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
NX-5948: We are currently conducting a Phase 1a/1b dose-escalation and cohort expansion study in patients with relapsed or refractory B-cell malignancies. We also recently initiated a Phase 1 healthy volunteer study to assess food effects and drug-drug interactions in anticipation of the planned initiation of pivotal development in 2025. In January 2024, the U.S. Food and Drug Administration (FDA) granted Fast Track designation for NX-5948 for the treatment of adult patients with relapsed or refractory chronic lymphocytic leukemia (CLL) or small lymphocytic lymphoma (SLL) after at least two lines of therapy, including a BTK inhibitor (BTKi) and a B-cell lymphoma 2 (BCL2) inhibitor. In November 2024, the European Medicines Agency granted PRIME designation for NX-5948 in CLL or SLL after at least a BTKi and a BCL-2 inhibitor. In December 2024, the FDA granted Fast Track designation for NX-5948 for the treatment of adult patients with Waldenstrom’s macroglobulinemia after at least two lines of therapy, including a BTKi.
NX‑2127: We are currently conducting a Phase 1a/1b dose-escalation and cohort expansion study of NX-2127 in patients with relapsed or refractory B-cell malignancies. We have initiated Phase 1b expansion cohorts for patients with relapsed CLL, diffuse large B-cell lymphoma and mantle cell lymphoma. In March 2024, the FDA lifted the partial clinical hold on the U.S. Phase 1a/1b study evaluating NX-2127 in adults with relapsed/refractory B-cell malignancies. In August 2024, we reinitiated enrollment with a new chirally controlled drug product, which is being evaluated in a dose escalation study within the Phase 1a/b trial.
Degradation Inhibitor
Our degradation inhibitor program includes NX-1607, an orally bioavailable inhibitor of CBL-B, an E3 ligase that regulates the activation of multiple immune cell types including T cells and NK cells. NX-1607 is targeted for immuno-oncology indications.

We are currently conducting a Phase 1a/1b dose-escalation and cohort expansion study of NX-1607 in patients with a range of oncology indications. This study also includes a cohort within the Phase 1a dose escalation study testing NX-1607 in combination with paclitaxel, a taxane chemotherapy commonly used across a range of relapsed and refractory solid tumor indications. In 2022, NX-1607 was awarded an Innovation Passport from the UK Medicines and Healthcare products Regulatory Agency to accelerate time to market and facilitate patient access to novel drugs to treat serious and life-threatening diseases.
Drug Discovery Pipeline
In addition to our clinical stage drug candidates, we are extending our protein degrader and ligase inhibitor portfolio, both on our own and with partners, by developing new targeted protein degraders and ligase inhibitors for a number of targets for which we believe these modalities can be clinically advantageous over existing therapies. These existing and future programs may have the potential to address diseases with significant unmet need, including cancer, autoimmunity, inflammation, and other challenging diseases.
We have entered into several revenue generating collaborations with large biopharmaceutical companies, including with Gilead, Sanofi and Seagen (now a part of Pfizer), to leverage our DEL-AI platform for drug discovery. These collaborations allow us to further advance our future pipeline with multiple currently identified targets included in these collaborations. In aggregate, we have received $440.0 million in non-dilutive financing from our collaborators to date and, as of November 30, 2024, we are eligible to receive up to $7.1 billion in potential future fees and milestone payments, as well as royalties on future product sales. We retain certain options for co-development, co-commercialization and profit sharing in the United States for multiple drug candidates, pursuant to these collaborations.
Collaborations and License Agreements
Gilead
In June 2019, we entered into a global strategic collaboration agreement with Gilead (as subsequently amended, the Gilead Agreement) to discover, develop and commercialize a pipeline of targeted protein degradation drugs for patients with cancer and other challenging diseases using our DEL-AI platform to identify novel agents that utilize E3 ligases to induce degradation of five specified drug targets. In August 2019 and September 2022, we and Gilead entered into the First Amendment and the Second Amendment, respectively, to the Gilead Agreement to clarify certain language of the Gilead Agreement. These amendments had no impact on revenue recognition. In February and March 2024, as part of the existing collaboration agreement, Gilead elected to extend the five-year initial research term by two years for certain drug targets (Gilead Research Term Extension). The Gilead Research Term Extension triggered a $15.0 million payment that we received in the second quarter of fiscal year 2024.
Under the Gilead Agreement, Gilead has the option to license drug candidates directed to up to five targets resulting from the collaboration and is responsible for the clinical development and commercialization of drug candidates resulting from the collaboration. We retain the option to co-develop and co-promote, under a profit share structure, up to two drug candidates in the United States, provided that we may only exercise such option once per licensed product and Gilead retains the right to veto our option selection for any one drug candidate of its choice. The collaboration excludes our current internal protein degradation programs for which we retain all rights, and also excludes our future internal programs, provided that we have distinguished future programs as excluded from the scope of the collaboration. In March 2023, Gilead exercised its option, which did not represent a material right at contract inception, since it was not offered for free or at a discount, to exclusively license one target (Gilead License Option Exercise), the first development candidate resulting from the Gilead Agreement. Pursuant to the Gilead Agreement, we received a license option exercise payment of $20.0 million in April 2023 for the Gilead License Option Exercise. The license to the functional intellectual property and all goods and services related to the Gilead License Option Exercise were transferred during the second quarter of fiscal year 2023.
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

Upon signing the Gilead Agreement, Gilead paid us an upfront payment of $45.0 million, plus $3.0 million in additional fees. In addition, from the signing of the Gilead Agreement to November 30, 2024, we received payments of $47.0 million for research milestones and additional payments, $20.0 million for a license option exercise payment and $15.0 million in research term extension fees. As of November 30, 2024, we are eligible to receive up to approximately $1.8 billion in total additional payments based on certain additional fees, payments and the successful completion of certain preclinical, clinical, development and sales milestones. We also are eligible to receive mid-single digit to low tens percentage tiered royalties on annual net sales from any commercial products directed to the optioned collaboration targets, subject to certain reductions and excluding sales in the United States of any products for which we exercise our option to co-develop and co-promote, for which the parties share profits and losses evenly.
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
We recognized collaboration revenue from the Gilead Agreement of $14.0 million and $29.9 million during the years ended November 30, 2024 and 2023, respectively. As of November 30, 2024 and 2023, there was $11.0 million and $10.0 million, respectively, of deferred revenue related to payments received by us under the Gilead Agreement.
Sanofi
In December 2019, we entered into a strategic collaboration with Genzyme Corporation, a subsidiary of Sanofi, which became effective in January 2020 (as subsequently expanded and amended, the Sanofi Agreement), to discover, develop and commercialize a pipeline of targeted protein degradation drugs for patients with challenging diseases in multiple therapeutic areas using our DEL-AI platform to identify small molecules designed to induce degradation of three specified initial drug targets. In January 2021, as part of the existing Sanofi Agreement, Sanofi paid us $22.0 million to exercise its option to expand the number of targets in the Sanofi Agreement from three to a total of five targets.
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

For drug targets that are subject to the collaboration, we have primary responsibility for conducting preclinical research activities (including target validation, drug discovery, identification or synthesis) in accordance with the applicable research plan agreed to by the parties and established on a target-by-target basis. We are obligated to use commercially reasonable efforts to identify relevant target binders and targeted protein degraders in order to identify development candidates. Subject to certain exceptions, each party will bear its own costs in the conduct of such research. Sanofi will be responsible for any development and commercialization activities unless we exercise our co-development and co-promotion option. For those programs that we exercise our option to co-develop, co-promote and co-commercialize, we will be responsible for a portion of the U.S. development costs, the parties will split U.S. profits and losses evenly, and we will be eligible to receive royalties on ex-U.S. net sales and reduced milestone payments on such optioned products.
Upon signing the Sanofi Agreement, Sanofi paid us an upfront payment of $55.0 million. Subsequently, in January 2021, Sanofi paid us an additional $22.0 million to exercise its option to expand the number of targets beyond the initial targets included in the collaboration. In addition, from the signing of the Sanofi Agreement to November 30, 2024, we have received payments of $13.0 million for research milestones. As of November 30, 2024, we are eligible to receive up to approximately $1.9 billion in total additional payments based on certain additional fees, payments and the successful completion of certain research development, regulatory and sales milestones. We are also eligible to receive mid-single digit to low teen percentage tiered royalties on annual net sales of any commercial products that may result from the collaboration, subject to certain reductions and excluding sales in the United States of any products for which we exercise our option to co-develop and co-promote, for which the parties share profits and losses evenly.
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
We recognized collaboration revenue from the Sanofi Agreement of $21.7 million and $25.4 million during the years ended November 30, 2024 and 2023, respectively. As of November 30, 2024 and 2023, there was $9.1 million and $24.9 million, respectively, of deferred revenue related to payments received by us under the Sanofi Agreement.
Pfizer
In September 2023, we entered into a strategic collaboration with Seagen Inc. (now a part of Pfizer Inc.) (the Pfizer Agreement) to develop a suite of targeted protein degraders against multiple targets nominated by Pfizer that are suitable for antibody conjugation. Pfizer will be responsible for conjugating these degraders to antibodies to make degrader antibody conjugates (DACs), a new class of medicines for use in cancer treatment, and advancing these DAC drug candidates through preclinical and clinical development and commercialization.
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
Under the terms of the Pfizer Agreement, we received an upfront payment of $60.0 million. In addition, from the signing of the Pfizer Agreement to November 30, 2024, we have received a payment of $5.0 million in connection with the achievement of a research milestone. We are eligible to receive up to approximately $3.4 billion in contingent payments based on specified research, development, regulatory and commercial milestones across multiple programs. We are also eligible for mid-single to low double digit percentage tiered royalties on future sales.
Subject to the exceptions described in the Pfizer Agreement, the Pfizer Agreement expires upon the first to occur of (1) the expiration of the last-to-expire option exercise period under the Pfizer Agreement if no such option has been exercised prior to such expiration and (2) the expiration of the last-to-expire royalty term under the Pfizer Agreement.
We recognized collaboration revenue from the Pfizer Agreement of $18.8 million and $1.7 million during the years ended November 30, 2024 and 2023, respectively. As of November 30, 2024 and 2023, there was $44.5 million and $58.3 million, respectively, of deferred revenue related to payments received by us under the Pfizer Agreement.

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
Since inception, we have generally incurred significant losses and negative cash flows from operations. During the years ended November 30, 2024 and 2023, we incurred net losses of $193.6 million and $143.9 million, respectively. As of November 30, 2024, we had an accumulated deficit of $738.8 million. These losses have resulted primarily from costs incurred in connection with research and development activities and general and administrative costs associated with our operations.
We do not expect to generate any revenue from commercial product sales unless and until we successfully complete development and obtain regulatory approval for one or more of our drug candidates, which we expect will take a number of years, if ever. We expect our expenses will increase substantially as we advance our drug candidates through preclinical and clinical development; enter advanced clinical development and scale up external manufacturing capabilities to supply clinical trials; apply our DEL-AI platform to advance additional drug candidates and expand the capabilities of our platform; seek marketing approvals for any drug candidates that successfully complete clinical trials; ultimately establish a sales, marketing and distribution infrastructure and scale up external manufacturing capabilities to commercialize any products for which we may obtain marketing approval; expand, maintain and protect our intellectual property portfolio; and hire additional clinical, regulatory, manufacturing, quality assurance and scientific personnel. Furthermore, we expect to continue incurring costs associated with operating as a public company, including significant legal, accounting, insurance, investor relations and other administrative and professional services expenses.
Our net losses and cash flows may fluctuate significantly from period to period, depending on, among other things, variations in the level of expense related to the ongoing development of our drug candidates, our DEL-AI platform or future development programs; the delay, addition or termination of clinical trials; and the execution of any additional collaboration, licensing or similar arrangements, and the timing of payments we may make or receive under such arrangements.
As of November 30, 2024, we had $609.6 million in cash, cash equivalents and marketable securities. We expect that our existing cash, cash equivalents and marketable securities are sufficient to fund our operations for at least the next 12 months. See the section titled “—Liquidity and Capital Resources” for more information. To finance our operations beyond that point, we will need to raise substantial additional capital to complete the development and commercialization of our drug candidates. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing and distribution arrangements. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans.
Impact of Current Global Business, Political and Macroeconomic Conditions
Uncertainty in the global business, political and macroeconomic environments present significant risks to our business. We are subject to continuing risks and uncertainties, including increasing financial market volatility and uncertainty, inflation, interest rate fluctuations, uncertainty with respect to the federal budget and debt ceiling and potential government shutdowns related thereto, instability in the global banking system, cybersecurity events, the impact of war or military conflict, including regional conflicts around the world, and public health pandemics. We closely monitor the impact of these factors on all aspects of our business, including the impacts on our clinical trial patients, employees, partner, suppliers, and vendors.
The ultimate impact of global economic conditions on our business remains highly uncertain and will depend on future developments and factors that continue to evolve. Most of these developments and factors are outside of our control and could exist for an extended period of time. As a result, we are subject to continuing risks and uncertainties and continue to closely monitor the impact of the current conditions on our business. For more information regarding these risks and uncertainties, see the section titled “Risk Factors” in this Annual Report on Form 10-K.

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

Results of Operations
Comparison of the Years Ended November 30, 2024 and 2023
Our results of operations for the years ended November 30, 2024 and 2023 are summarized as follows (in thousands):

	Year ended November 30,
	2024	2023	Change
Revenue:
Collaboration revenue	$54,549	$56,987	$(2,438)
License revenue	—	20,000	(20,000)
Total revenue	54,549	76,987	(22,438)
Operating expenses:
Research and development	221,632	189,148	32,484
General and administrative	45,944	42,902	3,042
Total operating expenses	267,576	232,050	35,526
Loss from operations	(213,027)	(155,063)	(57,964)
Interest and other income, net	19,728	11,115	8,613
Loss before income taxes	(193,299)	(143,948)	(49,351)
Provision for income taxes	270	—	270
Net loss	$(193,569)	$(143,948)	$(49,621)
Collaboration Revenue
Our collaboration revenue for the years ended November 30, 2024 and 2023 is summarized as follows (in thousands):

	Year ended November 30,
	2024	2023	Change
Gilead	$13,996	$29,947	$(15,951)
Sanofi	21,706	25,350	(3,644)
Pfizer	18,847	1,690	17,157
Total collaboration revenue	$54,549	$56,987	$(2,438)
Our collaboration revenue decreased by $2.4 million during the year ended November 30, 2024, compared to the year ended November 30, 2023, primarily due to a decrease in revenue from our collaboration with Gilead as we concluded the initial research term for certain drug targets and due to fewer milestone payments being achieved. There was also a decrease in revenue from our collaboration with Sanofi due to fewer milestone payments being achieved and the extension of the research period for a target, pursuant to the Sixth Amendment to the Sanofi Agreement that we entered into in March 2024, that increased forecasted expenditures. The decrease in collaboration revenue was mainly offset by the recognition of revenue from our collaboration agreement with Pfizer that we entered into in September 2023.
License Revenue
There was no license revenue for the year ended November 30, 2024. Our license revenue was $20.0 million for the year ended November 30, 2023 and is related to the Gilead License Option Exercise.

Research and Development Expenses
Our research and development expenses for the years ended November 30, 2024 and 2023 are summarized as follows (in thousands):

	Year ended November 30,
	2024	2023	Change
Compensation and related personnel costs	$72,965	$72,876	$89
Stock-based compensation	17,763	18,709	(946)
Supplies and contract research	47,879	43,943	3,936
Preclinical activities	3,050	1,652	1,398
Contract manufacturing	17,046	7,770	9,276
Clinical costs	29,750	17,500	12,250
Facility and other costs	33,179	26,698	6,481
Total research and development expenses	$221,632	$189,148	$32,484
Our research and development expense increased by $32.5 million during the year ended November 30, 2024, compared to the year ended November 30, 2023. There was an increase in clinical, contract manufacturing, and consulting costs primarily driven by our continued efforts to accelerate enrollment for NX-5948. The increase was also attributable to increased supplies and contract research costs in connection with supporting our collaborations with Pfizer and Sanofi. There was also an increase in facility costs primarily driven by lease expense and equipment costs related to our lease in The Woodlands, Texas, which commenced in September 2023. There was a decrease in non-cash stock-based compensation expense primarily due to the departures of certain executives.
General and Administrative Expenses
Our general and administrative expenses increased by $3.0 million during the year ended November 30, 2024, compared to the year ended November 30, 2023. There was an increase in non-cash stock-based compensation expense primarily driven by the increased issuance of RSUs and incentive stock options, an increase in outside consulting and professional service costs and an increase in local taxes.
Interest and Other Income, Net
Our interest and other income, net increased by $8.6 million during the year ended November 30, 2024, compared to the year ended November 30, 2023, primarily attributable to higher interest rates earning higher interest income on our deposits, money market funds and marketable securities.
Comparison of the Years Ended November 30, 2023 and 2022
Discussion and analysis of the results of operations for the year ended November 30, 2023, compared to the year ended November 30, 2022, is included under the heading “Comparison of the years ended November 30, 2023 and 2022” in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K as filed with the SEC on February 15, 2024, and incorporated by reference into this Annual Report on Form 10-K.
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
In June 2024, we filed an automatic shelf registration statement on Form S-3 (the Automatic Shelf Registration Statement). The Automatic Shelf Registration Statement, which includes a base prospectus, allows us at any time to offer and sell our registered common stock, preferred stock, debt securities, warrants, subscriptions rights and/or units or any combination of securities described in the prospectus in one or more offerings. On July 11, 2024, we entered into Amendment No. 1 to the Equity Distribution Agreement (as amended, the Amended Equity Distribution Agreement), pursuant to which, from time to time, we could offer and sell through Piper Sandler up to $150.0 million of common stock registered under the Automatic Shelf Registration Statement pursuant to one or more “at the market” offerings. We are not required to sell any shares at any time during the term of the Amended Equity Distribution Agreement. We agreed to pay Piper Sandler a commission of up to 3.0% of the gross sales price of any shares sold pursuant to the Amended Equity Distribution Agreement. In August 2024, we issued and sold 2,145,000 shares of common stock under the Amended Equity Distribution Agreement at $20.00 per share for total net proceeds of $42.0 million after deducting offering commissions and expenses paid by us (the August 2024 ATM Financing). In October 2024, we issued and sold 4,803,573 shares of common stock under the Amended Equity Distribution Agreement at various prices ranging from $21.50 to $25.00 per share for total net proceeds of $105.3 million after deducting offering commissions and expenses paid by us (the October 2024 ATM Financing).
On October 31, 2024, we entered into Amendment No. 2 to the Equity Distribution Agreement (as amended, the Second Amended Equity Distribution Agreement), pursuant to which, from time to time, we may offer and sell through Piper Sandler up to $300.0 million of common stock registered under the Automatic Shelf Registration Statement pursuant to one or more “at the market” offerings. We are not required to sell any shares at any time during the term of the Second Amended Equity Distribution Agreement. We agreed to pay Piper Sandler a commission of up to 3.0% of the gross sales price of any shares sold pursuant to the Second Amended Equity Distribution Agreement. In November 2024, we issued and sold 3,634,393 shares of common stock under the Second Amended Equity Distribution Agreement at $26.25 per share for total net proceeds of $93.6 million after deducting offering commissions and expenses paid by us (the November 2024 ATM Financing). As of November 30, 2024, we had $204.6 million of common stock remaining available for sale under the Second Amended Equity Distribution Agreement.
In July 2022, we entered into separate securities purchase agreements with certain purchasers to issue and sell pre‑funded warrants to purchase an aggregate of 6,814,920 shares of our common stock in registered direct offerings (RDOs) at a price of $13.939 per pre-funded warrant (the 2022 Pre-Funded Warrants). Net proceeds from the RDOs were $94.8 million, after deducting offering expenses of $0.2 million. As of November 30, 2024, a total of 6,097,560 of the 2022 Pre-Funded Warrants remained available for exercise.
In April 2024, we completed an underwritten public offering (the 2024 Public Offering) and issued (a) 11,916,667 shares of common stock, which included 1,750,000 shares issued upon the exercise in full by our underwriters of their option to purchase additional shares of common stock, at a public offering price of $15.00 per share, and (b) pre-funded warrants to purchase 1,500,100 shares of our common stock (the 2024 Pre-Funded Warrants) at a public offering price of $14.999 per pre-funded warrant, which represents the per share public offering price for the common stock less a $0.001 per share exercise price for each pre-funded warrant. The net proceeds from this offering were approximately $188.7 million, after deducting underwriting discounts and commissions and offering expenses. As of November 30, 2024, a total of 1,480,349 of the 2024 Pre-Funded Warrants remained available for exercise.
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

Funding Requirements
As of November 30, 2024, our operations have primarily been funded through the net proceeds from equity offerings of $1.1 billion and proceeds from collaborations of $435.0 million. We do not have any products approved for sale, and we have not generated any revenue from product sales. As of November 30, 2024, we had $609.6 million in cash, cash equivalents and marketable securities.
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
•the scope of, and costs associated with, future advancements to our DEL-AI platform;
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
Our contractual obligations mostly consist of our operating lease obligations for facilities in San Francisco, California and The Woodlands, Texas. Our total operating lease commitments as of November 30, 2024, were approximately $38.5 million, of which $8.2 million is expected to be paid within the next 12 months. In addition, we enter into agreements in the normal course of business with contract research organizations for clinical trials and with vendors for preclinical studies and other services and products for operating purposes, which are generally cancelable upon written notice.
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

Cash flows
Our cash flows for the years ended November 30, 2024, 2023 and 2022 are summarized as follows (in thousands):

	Year ended November 30,
	2024	2023	2022
Cash used in operating activities	$(172,584)	$(81,365)	$(159,807)
Cash (used in) provided by investing activities	(257,713)	68,301	27,198
Cash provided by financing activities	485,667	3,217	117,192
Net increase (decrease) in cash, cash equivalents and restricted cash	$55,370	$(9,847)	$(15,417)
Operating activities
Net cash used in operating activities was $172.6 million for the year ended November 30, 2024, and consisted of our net loss of $193.6 million and an increase in net assets of $18.4 million, offset by non-cash adjustments of $39.4 million. The increase in net assets consisted of a decrease in deferred revenue of $28.5 million as we increased effort in our programs and recognized revenue, a decrease in operating lease liabilities of $6.4 million due to lease payments made during the period, offset by an increase in accrued expenses and other liabilities of $11.8 million primarily related to the accrual of annual incentive compensation, an increase in accounts payable of $5.2 million from outstanding payments to vendors, an increase in prepaid expenses and other assets of $0.5 million primarily due to the recognition of expenses for prepaid services. Non-cash adjustments primarily consisted of stock-based compensation expenses of $33.9 million, depreciation and amortization expenses of $9.3 million and amortization of operating lease ROU assets of $7.1 million, offset by net accretion of discount on marketable securities of $11.3 million.
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
Investing activities
Net cash used in investing activities was $257.7 million for the year ended November 30, 2024, and consisted of purchases of marketable securities of $707.9 million and purchases of property and equipment of $9.3 million, offset by the maturity of marketable securities of $459.5 million.
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

Financing activities
Net cash provided by financing activities was $485.7 million for the year ended November 30, 2024, and consisted primarily of net proceeds from our 2024 Public Offering, the May 2024 ATM Financing, the August 2024 ATM Financing, the October 2024 ATM Financing and the November 2024 ATM Financing.
Net cash provided by financing activities was $3.2 million for the year ended November 30, 2023, and consisted primarily of proceeds from the issuance of common stock under our Employee Stock Purchase Plan.
Net cash provided by financing activities was $117.2 million for the year ended November 30, 2022, and consisted primarily of net proceeds from the issuance of the 2022 Pre-Funded Warrants in the RDOs of $94.8 million and from the issuance of common stock in the June 2022 ATM Offering of $19.4 million.
Information About Segments
We currently operate in a single business segment. See additional information in our consolidated financial statements contained in Part II, Item 8 of this Annual Report on Form 10-K.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks in the ordinary course of our business. Our primary exposure to market risk is interest rate sensitivity. Our interest-earning assets consist of cash, cash equivalents, restricted cash and marketable securities. Interest income earned on these assets totaled $19.2 million in fiscal year 2024. Our interest income is sensitive to changes in the general level of interest rates, primarily U.S. interest rates. As of November 30, 2024, our cash equivalents consisted of bank deposits and money market funds and our marketable securities included interest-earning securities. Such interest-earning instruments carry a degree of interest rate risk. As of November 30, 2024 and 2023, we have estimated that a hypothetical 100 basis point increase in interest rates would decrease the fair market value of our investment portfolio by $2.4 million and $0.9 million, respectively. Such losses would only be realized if we sold the investments prior to maturity.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Nurix Therapeutics, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying 2024 financial statements of Nurix Therapeutics, Inc. and the 2023 consolidated financial statements of Nurix Therapeutics, Inc. and its subsidiary (collectively referred to as the “Company”), which comprise the balance sheets as of November 30, 2024 and 2023, and the related statements of operations, of comprehensive loss, of stockholders’ equity and of cash flows for each of the three years in the period ended November 30, 2024, including the related notes (collectively referred to as the "financial statements"). We also have audited the Company's internal control over financial reporting as of November 30, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of November 30, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended November 30, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of November 30, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Basis for Opinions
The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
Emphasis of Matter
As discussed in Note 1 to the financial statements, the Company will need substantial additional funding to support its continuing operations and pursue its long-term business plan. Management's evaluation of the events and conditions related to this matter are also described in Note 1.

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
Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Revenue Recognition - Estimated Costs of Internal Full-Time Employees (FTEs) - Pfizer Collaboration Agreement
As described in Notes 2 and 3 to the financial statements, the Company’s collaboration revenue was $54.5 million for the year ended November 30, 2024, of which revenue of $18.8 million was recognized related to the Company’s collaboration agreement with Pfizer. The Company enters into collaboration agreements and assesses those agreements to determine the performance obligations. Management uses a cost-based input method, which the Company determined most faithfully depicts the transfer of its performance obligation to Pfizer, to recognize revenue based on the actual costs incurred as a percentage of total estimated costs as the Company completes its performance obligation under the contract. Costs consist primarily of internal FTE and third-party contract costs related to the Pfizer agreement. The cumulative effect of revisions to estimated costs to complete the Company’s performance obligation is recorded in the period in which changes are identified and amounts can be reasonably estimated. Total estimated costs are primarily driven by the number of estimated FTEs, which requires significant management judgment.
The principal considerations for our determination that performing procedures relating to revenue recognition - estimated costs of internal FTEs relating to the Pfizer collaboration agreement is a critical audit matter are (i) the significant judgment by management when developing the estimated costs of internal FTEs and (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating management’s significant assumption related to the number of estimated FTEs.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process, including controls over the development of the estimated costs of internal FTEs. These procedures also included, among others, evaluating and testing management’s process for developing the estimated costs of internal FTEs, which included evaluating the reasonableness of the significant assumption related to the number of estimated FTEs. Evaluating management’s estimated costs of internal FTEs involved (i) performing a comparison of management’s estimated costs of internal FTEs to the actual internal FTE costs; (ii) testing the completeness and accuracy of the data used by management in the estimate; (iii) evaluating management’s timely identification of changes in estimated costs of internal FTEs; and (iv) evaluating whether the estimate and assumption were consistent with evidence obtained in other areas of the audit.
/s/ PricewaterhouseCoopers LLP
San Jose, California
January 28, 2025
We have served as the Company’s auditor since 2014.

NURIX THERAPEUTICS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	November 30,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$109,997	$54,627
Marketable securities, current	499,586	233,281
Prepaid expenses and other current assets	9,804	7,595
Total current assets	619,387	295,503
Marketable securities, non-current	—	7,421
Operating lease right-of-use assets	28,139	31,142
Property and equipment, net	17,757	16,808
Restricted cash	901	901
Other assets	3,159	3,823
Total assets	$669,343	$355,598
Liabilities and stockholdersʼ equity
Current liabilities:
Accounts payable	$11,482	$6,401
Accrued expenses and other current liabilities	37,994	24,970
Operating lease liabilities, current	8,014	7,489
Deferred revenue, current	38,364	48,098
Total current liabilities	95,854	86,958
Operating lease liabilities, net of current portion	20,289	23,125
Deferred revenue, net of current portion	26,207	45,022
Total liabilities	142,350	155,105
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.001 par value— 10,000,000 shares authorized as of November 30, 2024 and 2023; no shares issued and outstanding as of November 30, 2024 and 2023	—	—
Common stock, $0.001 par value— 500,000,000 shares authorized as of November 30, 2024 and 2023; 75,870,718 and 48,718,552 shares issued and outstanding as of November 30, 2024 and 2023, respectively	76	49
Additional paid-in capital	1,265,536	746,299
Accumulated other comprehensive income (loss)	150	(655)
Accumulated deficit	(738,769)	(545,200)
Total stockholders’ equity	526,993	200,493
Total liabilities and stockholders’ equity	$669,343	$355,598
The accompanying notes are an integral part of these consolidated financial statements.

NURIX THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Year Ended November 30,
	2024	2023	2022
Revenue:
Collaboration revenue	$54,549	$56,987	$38,627
License revenue	—	20,000	—
Total revenue	54,549	76,987	38,627
Operating expenses:
Research and development	221,632	189,148	184,497
General and administrative	45,944	42,902	37,997
Total operating expenses	267,576	232,050	222,494
Loss from operations	(213,027)	(155,063)	(183,867)
Interest and other income, net	19,728	11,115	3,507
Loss before income taxes	(193,299)	(143,948)	$(180,360)
Provision for income taxes	270	—	—
Net loss	$(193,569)	$(143,948)	$(180,360)
Net loss per share, basic and diluted	$(2.88)	$(2.65)	$(3.71)
Weighted-average number of shares outstanding, basic and diluted	67,120,266	54,337,901	48,607,990
The accompanying notes are an integral part of these consolidated financial statements.

NURIX THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Year Ended November 30,
	2024	2023	2022
Net loss	$(193,569)	$(143,948)	$(180,360)
Other comprehensive loss, net of tax:
Unrealized gain (loss) on available-for-sale marketable securities	805	3,664	(3,711)
Total comprehensive loss	$(192,764)	$(140,284)	$(184,071)
The accompanying notes are an integral part of these consolidated financial statements.

NURIX THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)

	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Shares	Amount
Balance as of November 30, 2021	44,664,371	$45	$563,757	$(608)	$(220,892)	$342,302
Issuance of pre-funded warrants, net of issuance costs of $234	—	—	94,759	—	—	94,759
Issuance of common stock in "at the market" financing, net of issuance costs of $672	2,000,000	2	19,326	—	—	19,328
Exercise of stock options	325,596	—	1,078	—	—	1,078
Vesting of restricted stock units	46,028	—	—	—	—	—
Vesting of early exercised stock options	—	—	145	—	—	145
Issuance under employee stock purchase plan	136,304	—	1,955	—	—	1,955
Stock-based compensation	—	—	28,200	—	—	28,200
Unrealized loss on available-for-sale marketable securities	—	—	—	(3,711)	—	(3,711)
Net loss	—	—	—	—	(180,360)	(180,360)
Balance as of November 30, 2022	47,172,299	47	709,220	(4,319)	(401,252)	303,696
Exercise of pre-funded warrants	717,360	2	—	—	—	2
Exercise of stock options	120,826	—	986	—	—	986
Vesting of restricted stock units	441,103	—	—	—	—	—
Vesting of early exercised stock options	—	—	117	—	—	117
Issuance under employee stock purchase plan	266,964	—	2,229	—	—	2,229
Stock-based compensation	—	—	33,747	—	—	33,747
Unrealized gain on available-for-sale marketable securities	—	—	—	3,664	—	3,664
Net loss	—	—	—	—	(143,948)	(143,948)
Balance as of November 30, 2023	48,718,552	$49	$746,299	$(655)	$(545,200)	$200,493
Issuance of common stock and pre-funded warrants, net of issuance costs of $12,518	11,916,667	12	188,720	—	—	188,732
Issuance of common stock in "at the market" financing, net of issuance costs of $6,186	13,777,775	14	289,355	—	—	289,369
Exercise of pre-funded warrants	19,750	—	—	—	—	—
Exercise of stock options	508,648	1	5,054	—	—	5,055
Vesting of restricted stock units	654,396	—	—	—	—	—
Vesting of early exercised stock options	—	—	33	—	—	33
Repurchase of unvested early exercised stock	(1,548)	—	—	—	—	—
Issuance under employee stock purchase plan	276,478	—	2,132	—	—	2,132
Stock-based compensation	—	—	33,943	—	—	33,943
Unrealized gain on available-for-sale marketable securities	—	—	—	805	—	805
Net loss	—	—	—	—	(193,569)	(193,569)
Balance as of November 30, 2024	75,870,718	$76	$1,265,536	$150	$(738,769)	$526,993
The accompanying notes are an integral part of these consolidated financial statements.

NURIX THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended November 30,
	2024	2023	2022
Cash flows from operating activities
Net loss	$(193,569)	$(143,948)	$(180,360)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,318	7,533	5,349
Stock-based compensation	33,929	33,673	28,131
Net amortization (accretion) of premium (discount) on marketable securities	(11,288)	(5,421)	426
Loss on disposal of property and equipment	31	556	9
Amortization of operating lease right-of-use assets	7,110	6,121	5,459
Other	286	—	201
Changes in operating assets and liabilities:
Accounts receivable	—	—	6,000
Prepaid expenses and other assets	(459)	2,139	(1,094)
Accounts payable	5,209	1,614	85
Deferred revenue	(28,549)	19,513	(26,627)
Operating lease liabilities	(6,418)	(6,268)	(4,871)
Accrued expenses and other current liabilities	11,816	3,123	7,485
Net cash used in operating activities	(172,584)	(81,365)	(159,807)
Cash flows from investing activities
Purchases of marketable securities	(707,953)	(246,334)	(239,366)
Maturities of marketable securities	459,513	323,036	278,808
Purchases of property and equipment	(9,273)	(8,401)	(12,244)
Net cash (used in) provided by investing activities	(257,713)	68,301	27,198
Cash flows from financing activities
Proceeds from issuances of common stock and pre-funded warrants in equity financing, net of issuance costs	188,732	—	94,759
Proceeds from issuances of common stock in "at the market" financing, net of issuance costs	289,763	—	19,400
Proceeds from exercise of stock options and pre-funded warrants	5,055	988	1,078
Proceeds from issuance under employee stock purchase plan	2,132	2,229	1,955
Repurchase of unvested early exercised stock options	(15)	—	—
Net cash provided by financing activities	485,667	3,217	117,192
Net increase (decrease) in cash, cash equivalents and restricted cash	55,370	(9,847)	(15,417)
Cash, cash equivalents and restricted cash at beginning of period	55,528	65,375	80,792
Cash, cash equivalents and restricted cash at end of period	$110,898	$55,528	$65,375
Supplemental disclosures of non-cash investing and financing activities:
Additions to property and equipment included in accounts payable and accrued expenses and other current liabilities	$1,643	$632	$1,373
Right-of-use assets recognized in exchange for lease obligations	$4,107	$23,995	$5,068
Capitalized stock-based compensation related to internal-use software development	$14	$74	$69
Deferred issuance costs included in accounts payable and accrued expenses and other current liabilities	$117	$—	$—
Deferred issuance costs recognized related to the "at the market" financing	$394	$—	$72
Vesting of early exercised stock options	$33	$117	$145

	As of November 30,
	2024	2023	2022
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$109,997	$54,627	$64,474
Restricted cash	901	901	901
Total cash, cash equivalents and restricted cash	$110,898	$55,528	$65,375
The accompanying notes are an integral part of these consolidated financial statements.

NURIX THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Organization
Description of Business
Nurix Therapeutics, Inc. (the Company) was incorporated in the state of Delaware on August 27, 2009, and is headquartered in San Francisco, California. The Company is a clinical stage biopharmaceutical company focused on the discovery, development and commercialization of innovative small molecules and antibody therapies based on the degradation of cellular protein levels as a novel treatment approach for cancer, inflammatory conditions and other challenging diseases. Leveraging the Company’s expertise in E3 ligases together with its proprietary DNA-encoded libraries, the Company has built DEL-AI, a fully AI-integrated discovery platform to identify and advance novel drug candidates targeting E3 ligases, a broad class of enzymes that can degrade proteins within the cell. The Company’s drug discovery approach is to either harness or inhibit the natural function of E3 ligases within the ubiquitin-proteasome system to selectively decrease or increase cellular protein levels. The Company’s wholly owned, clinical stage pipeline includes targeted protein degraders of Bruton’s tyrosine kinase, a B-cell signaling protein, and inhibitors of Casitas B-lineage lymphoma proto-oncogene B, an E3 ligase that regulates activation of multiple immune cell types including T cells and NK cells. The Company’s partnered drug discovery pipeline consists of multiple programs under collaboration agreements with Gilead Sciences, Inc. (Gilead), Sanofi S.A. (Sanofi) and Seagen Inc. (now a part of Pfizer Inc. (Pfizer)), within which the Company retains certain options for co-development, co-commercialization and profit sharing in the United States for multiple drug candidates.
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
In June 2024, the Company filed an automatic shelf registration statement on Form S-3 (the Automatic Shelf Registration Statement). The Automatic Shelf Registration Statement, which includes a base prospectus, allows the Company at any time to offer and sell the Company’s registered common stock, preferred stock, debt securities, warrants, subscriptions rights and/or units or any combination of securities described in the prospectus in one or more offerings. On July 11, 2024, the Company entered into Amendment No. 1 to the Equity Distribution Agreement (as amended, the Amended Equity Distribution Agreement), pursuant to which, from time to time, the Company may offer and sell through Piper Sandler up to $150.0 million of common stock registered under the Automatic Shelf Registration Statement pursuant to one or more “at the market” offerings.
The Company was not required to sell any shares at any time during the term of the Amended Equity Distribution Agreement. The Company agreed to pay Piper Sandler a commission of up to 3% of the gross sales price of any shares sold pursuant to the Amended Equity Distribution Agreement. In August 2024, the Company issued and sold 2,145,000 shares of common stock under the Amended Equity Distribution Agreement at a price of $20.00 per share for total net proceeds of $42.0 million, after deducting offering commissions and expenses paid by the Company. In October 2024, the Company issued and sold 4,803,573 shares of common stock under the Amended Equity Distribution Agreement at various prices ranging from $21.50 to $25.00 per share for total net proceeds of $105.3 million, after deducting offering commissions and expenses paid by the Company.

On October 31, 2024, the Company entered into Amendment No. 2 to the Equity Distribution Agreement (as amended, the Second Amended Equity Distribution Agreement), pursuant to which, from time to time, the Company may offer and sell through Piper Sandler up to $300.0 million of common stock registered under the Automatic Shelf Registration Statement pursuant to one or more “at the market” offerings. The Company is not required to sell any shares at any time during the term of the Second Amended Equity Distribution Agreement. The Company agreed to pay Piper Sandler a commission of up to 3% of the gross sales price of any shares sold pursuant to the Second Amended Equity Distribution Agreement. In November 2024, the Company issued and sold 3,634,393 shares of common stock under the Second Amended Equity Distribution Agreement at a price of $26.25 per share for total net proceeds of $93.6 million, after deducting offering commissions and expenses paid by the Company. As of November 30, 2024, the Company had $204.6 million of common stock remaining available for sale under the Second Amended Equity Distribution Agreement.
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
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As of November 30, 2024, the Company had cash, cash equivalents and short-term marketable securities of $609.6 million, working capital of $523.5 million and an accumulated deficit of $738.8 million. Management believes that its cash, cash equivalents and short-term marketable securities are sufficient to continue operating activities for at least 12 months following the issuance date of these consolidated financial statements. Future capital requirements will depend on many factors, including the timing and extent of spending on research and development and payments the Company may receive under its collaboration agreements with Sanofi, Gilead and Pfizer or future collaboration agreements, if any. There can be no assurance that, in the event the Company requires additional financing, such financing will be available at terms acceptable to the Company if at all. If additional capital is not available, failure to generate sufficient cash flows from operations, raise additional capital and reduce discretionary spending could have a material adverse effect on the Company’s ability to achieve its intended business objectives. Management considered whether there are conditions or events that raise substantial doubt about the Company’s ability to continue as a going concern and evaluated the funds necessary to maintain operations. Based on the Company’s current forecast of future operating results, the Company has concluded that its cash, cash equivalents and short-term marketable securities are sufficient to continue operating activities for at least 12 months following the issuance date of these consolidated financial statements.

2. Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The Company’s consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) and include the accounts of the Company and its wholly owned subsidiaries, including DeCART Therapeutics Inc., which was legally dissolved in July 2022. All intercompany balances and transactions have been eliminated in consolidation. As of November 30, 2024, the Company has no remaining subsidiaries.
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
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The extent to which the increasing financial market volatility and uncertainty may directly or indirectly impact the consolidated financial statements is highly uncertain and subject to change.
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
Restricted Cash
The Company had $0.9 million of restricted cash recorded as a non-current asset as of each of November 30, 2024 and 2023. Restricted cash as of each of November 30, 2024 and 2023 consisted of $0.1 million that serves as collateral for a business credit card account and $0.8 million for letters of credit required under operating leases. These balances are included within the cash, cash equivalents and restricted cash balance in the accompanying consolidated statements of cash flows and separately presented as such in the consolidated balance sheets.
Fair Value of Financial Instruments
The carrying amounts of the Company’s financial instruments, including cash equivalents, accounts payable and accrued liabilities included in the consolidated financial statements approximate their fair value due to the nature of the financial instruments. Refer to Note 5 for more information regarding the fair value of the Company’s marketable securities.
Marketable Securities
Marketable securities consist of money market funds, U.S. Treasuries, corporate debt securities and U.S. government agency securities. The Company’s marketable securities are classified as available-for-sale and carried at estimated fair values and reported in cash equivalents, short-term marketable securities or long-term marketable securities. Management determines the appropriate classification of the marketable securities at the time they are acquired and evaluates the appropriateness of such classifications at each consolidated balance sheet date. Marketable securities with contractual maturities greater than 12 months are considered long-term marketable securities.
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
Property and Equipment
Property and equipment are stated at cost, net of accumulated depreciation and amortization. Major improvements are capitalized, while maintenance and repairs are expensed when incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. The useful life of laboratory equipment, computer equipment, furniture and fixtures and software is generally three years. Tenant improvements are depreciated over the shorter of the lease term or the estimated useful life of the improvements. When assets are retired or disposed of, the cost together with related accumulated depreciation is removed from the Company’s accounts and the resulting gain or loss is reflected in the consolidated statements of operations.

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
Impairment of Long-Lived Assets
Long-lived assets, such as property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. If circumstances require a long-lived asset or asset group to be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. There were no such impairment losses during the years ended November 30, 2024, 2023 and 2022.
Deferred Offering Costs
The Company capitalizes within other assets certain legal, accounting and other third-party fees that are directly related to the Company’s in-process equity financings until such financings are consummated. After consummation of an equity financing, these costs are recorded in stockholders’ equity as a reduction of additional paid-in capital generated as a result of the offering. Should a planned equity financing be abandoned, terminated or significantly delayed, the deferred offering costs are immediately written off to operating expenses. As of November 30, 2024 and 2023, there was $0.1 million and $0.5 million, respectively, of deferred offering costs included in other assets on the consolidated balance sheet.
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
All revenue was derived from customers located in the United States during the years ended November 30, 2024, 2023 and 2022.

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
Financial statement effects of uncertain tax positions are recognized when it is more likely than not, based on the technical merits of the position, that it will be sustained upon examination. It is the Company’s policy to include penalties and interest expense related to income taxes as a component of the provision for income taxes. Non-income-based taxes are expensed as incurred within operating expenses on the consolidated statements of operations.
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

Net loss per share
Basic net loss per share is calculated by dividing the net loss by the weighted-average number of shares of common stock (including pre-funded warrants) outstanding during the period, without consideration for all other common stock equivalents. Shares of common stock into which the pre-funded warrants may be exercised are considered outstanding for the purposes of computing net loss per share because the shares may be issued for little or no consideration, are fully vested and are exercisable after the original issuance date. Diluted net loss is calculated by dividing the net loss by the weighted-average number of common stock and potentially dilutive securities outstanding for the period. For purposes of the diluted net loss per share calculation, options to purchase common stock, options early exercised subject to vesting, RSUs and shares expected to be purchased under the ESPP are considered to be potentially dilutive securities. Diluted net loss per share is the same as basic net loss per share, since the effects of potentially dilutive securities are antidilutive given the net loss for each period presented.
Recent Accounting Pronouncements Not Yet Adopted
In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) No. 2023‑07, Segment Reporting (Topic 280)—Improvements to Reportable Segment Disclosures (ASU 2023-07), which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 should be applied on a retrospective basis. ASU 2023-07 is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company does not expect the adoption of this standard to have a material impact on the Company’s consolidated financial statements.
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
In November 2024, the FASB issued ASU 2024-03—Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (ASU 2024-03), which is intended to enhance transparency into the nature and function of expenses, primarily through additional disclosures on certain cost and expenses. ASU 2024-03 should be applied on a prospective basis, and retrospective application is permitted. ASU 2024-03 is effective for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is in the process of evaluating the impact of this new guidance on its disclosures.
3. Collaboration Agreements
Gilead
In June 2019, the Company entered into a global strategic collaboration agreement with Gilead (as subsequently amended, the Gilead Agreement) to discover, develop and commercialize a pipeline of targeted protein degradation drugs for patients with cancer and other challenging diseases using the Company’s DEL-AI platform to identify novel agents that utilize E3 ligases to induce degradation of five specified drug targets. In August 2019 and September 2022, the Company and Gilead entered into the First Amendment and the Second Amendment, respectively, to the Gilead Agreement to clarify certain language of the Gilead Agreement. These amendments had no impact on revenue recognition. In February and March 2024, as part of the existing collaboration agreement, Gilead elected to extend the five-year initial research term by two years for certain drug targets (Gilead Research Term Extension). The Gilead Research Term Extension triggered a $15.0 million payment that the Company received in the second quarter of fiscal year 2024.

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
Upon signing the Gilead Agreement, Gilead paid the Company an upfront payment of $45.0 million plus $3.0 million in additional fees. In addition, from the signing of the Gilead Agreement to November 30, 2024, the Company has received payments of $47.0 million for research milestones and additional payments, $20.0 million for a license option exercise payment and $15.0 million in research term extension fees. As of November 30, 2024, the Company is eligible to receive up to approximately $1.8 billion in total additional payments, including payments of up to $513.5 million upon the achievement of specified research and development milestones, up to $60.0 million in certain additional fees related to target licensing and reservation and up to $1.2 billion upon the achievement of certain sales milestones. The Company also is eligible to receive mid-single digit to low tens percentage tiered royalties on annual net sales from any commercial products directed to the optioned collaboration targets, subject to certain reductions and excluding sales in the United States of any products for which the Company exercises its option to co-develop and co-promote, for which the parties share profits and losses evenly.
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

In order to determine the transaction price, the Company evaluated all the payments to be received during the duration of the contract. Certain milestone payments and additional fees were considered variable consideration, which were not included in the transaction price based on the most likely amount method as of November 30, 2024. The Company re-evaluates the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur. The Company determined that the transaction price at the inception of the initial research term consisted of the upfront payment of $45.0 million and $3.0 million in additional fees. Upon the achievement of research milestones and additional fees related to target reservations, $47.0 million in variable consideration was added to the transaction price, and a cumulative effect was recorded as revenue in the period the transaction price increased. The transaction price is recognized as collaboration revenue using the cost-based input method over the estimated initial research term of five years, which represents the estimated timing of completion of the identified deliverables. Additionally, the Company considered the impact of Gilead terminating the Gilead Agreement prior to the completion of the research services during the five-year initial research term and determined that there were significant economic costs to Gilead for doing so, and as such, did not adjust the contract term.
The Gilead Research Term Extension, which has a term of two years and did not represent a material right at the inception of the Gilead Agreement because it does not contain a significant and incremental discount, is accounted for as a separate contract commencing in June 2024. The research term extension fee of $15.0 million is recognized as collaboration revenue using the cost-based input method over the estimated extended research term of two years, which represents the estimated timing of completion of the identified deliverables. As of November 30, 2024, no milestones have been achieved related to the extended research term.
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
For the year ended November 30, 2024, the Company recognized collaboration revenue related to the initial research term under the Gilead Agreement of $10.0 million, all of which was included in deferred revenue as of the beginning of the period. The Company also recognized collaboration revenue related to the Gilead Research Term Extension of $4.0 million, all of which was related to the $15.0 million research term extension fee received in the second quarter of fiscal year 2024. For the year ended November 30, 2023, the Company recognized collaboration revenue related to the Gilead Agreement of $29.9 million, of which $20.3 million was included in deferred revenue as of the beginning of the period, and $7.9 million was related to activities satisfied in previous periods. The Company also recognized $20.0 million in license revenue received pursuant to the Gilead License Option Exercise during the year ended November 30, 2023. For the year ended November 30, 2022, the Company recognized collaboration revenue related to the Gilead Agreement of $23.7 million, of which $18.4 million was included in deferred revenue as of the beginning of the period, and $4.0 million was related to activities satisfied in previous periods. As of November 30, 2024, deferred revenue related to the Gilead Agreement was $11.0 million, of which $9.1 million was current. As of November 30, 2023, deferred revenue related to the Gilead Agreement was $10.0 million, all of which was current.
Sanofi
In December 2019, the Company entered into a strategic collaboration with Genzyme Corporation, a subsidiary of Sanofi, which became effective in January 2020 (as subsequently expanded and amended, the Sanofi Agreement), to discover, develop and commercialize a pipeline of targeted protein degradation drugs for patients with challenging diseases in multiple therapeutic areas using the Company’s DEL-AI platform to identify small molecules designed to induce degradation of three specified initial drug targets. In January 2021, as part of the existing Sanofi Agreement, Sanofi paid the Company $22.0 million to exercise its option to expand the number of targets in the Sanofi Agreement from three to a total of five targets.

In January 2021, the Company and Sanofi entered into the First Amendment to the Sanofi Agreement to modify the research term on all targets (the First Sanofi Amendment). In December 2021, the Company and Sanofi entered into the Second Amendment to the Sanofi Agreement to extend the substitution deadline on certain targets. In July 2022, the Company and Sanofi entered into the Third Amendment to the Sanofi Agreement to further extend the substitution deadline on certain targets. The extensions of the substitution deadline had no impact on revenue recognition. Also in July 2022, Sanofi elected to replace certain drug targets, and the substitution extended the research term of those targets by one year to 5.25 years and increased overall forecasted costs, which had an immaterial impact on revenue recognition. In August 2022 and November 2023, the Company and Sanofi entered into the Fourth Amendment and Fifth Amendment, respectively, to the Sanofi Agreement to modify the research plan for certain targets, which had no impact on revenue recognition. In March 2024, the Company and Sanofi entered into the Sixth Amendment to the Sanofi Agreement to extend the research term for the collaboration target STAT6, a key drug target in type 2 inflammation, by two years (the Sixth Sanofi Amendment), which has increased overall forecasted costs and has an impact on revenue recognition.
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
Upon signing the Sanofi Agreement, Sanofi paid the Company an upfront payment of $55.0 million. Subsequently, in January 2021, Sanofi paid the Company an additional $22.0 million to exercise its option to expand the number of targets beyond the initial targets included in the collaboration. In addition, from the signing of the Sanofi Agreement to November 30, 2024, the Company has received payments of $13.0 million for research milestones. As of November 30, 2024, the Company is eligible to receive up to approximately $1.9 billion in total additional payments, including payments of up to $389.0 million upon the achievement of specified research and development milestones, up to $61.8 million in certain additional fees related to target licensing and reservation, up to $500.0 million upon the achievement of specified regulatory milestones and up to $1.0 billion upon the achievement of certain sales milestones. The Company is also eligible to receive mid-single digit to low teen percentage tiered royalties on annual net sales of any commercial products that may result from the collaboration, subject to certain reductions and excluding sales in the United States of any products for which the Company exercises its option to co-develop and co-promote, for which the parties share profits and losses evenly.
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
In order to determine the transaction price, the Company evaluated all the payments to be received during the duration of the contract. Certain milestone payments and additional fees were considered variable consideration, which were not included in the transaction price based on the most likely amount method as of November 30, 2024. The Company re-evaluates the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur. At the inception of the Sanofi Agreement, the Company determined that the transaction price consisted of the upfront payment of $55.0 million for three initial drug targets and $22.0 million for two additional targets. Subsequently, upon the achievement of research milestones, $13.0 million in variable consideration was added to the transaction price, and a cumulative effect was recorded as revenue in the period the transaction price increased. Revenue is recognized using the cost-based input method over the research term of 4.25 years, the revised research period that was agreed to in January 2021 in the First Sanofi Amendment for certain targets, and 5.25 years, the revised research period due to the target substitutions in July 2022, for certain other targets. The research period was extended as part of the Sixth Sanofi Amendment and a cumulative effect was recorded in the second quarter of fiscal year 2024.
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
For the year ended November 30, 2024, the Company recognized collaboration revenue related to the Sanofi Agreement of $21.7 million, of which $20.2 million was included in deferred revenue as of the beginning of the period, and $1.1 million was related to activities satisfied in previous periods. For the year ended November 30, 2023, the Company recognized collaboration revenue related to the Sanofi Agreement of $25.4 million, of which $21.0 million was included in deferred revenue as of the beginning of the period, and $2.6 million was related to activities satisfied in previous periods. For the year ended November 30, 2022, the Company recognized collaboration revenue related to the Sanofi Agreement of $15.0 million, of which $14.0 million was included in deferred revenue as of the beginning of the period, and $0.6 million was related to activities satisfied in previous periods. As of November 30, 2024, deferred revenue related to the Sanofi Agreement was $9.1 million, all of which was current. As of November 30, 2023, deferred revenue related to the Sanofi Agreement was $24.9 million, of which $20.3 million was current, and included $4.0 million in contract assets representing the unbilled amount related to the research milestone achieved in November 2023.
Pfizer
In September 2023, the Company entered into a strategic collaboration with Seagen Inc. (now a part of Pfizer Inc.) (the Pfizer Agreement) to develop a suite of targeted protein degraders against multiple targets nominated by Pfizer that are suitable for antibody conjugation. Pfizer will be responsible for conjugating these degraders to antibodies to make degrader antibody conjugates (DACs), a new class of medicines for use in cancer treatment, and advancing these DAC drug candidates through preclinical and clinical development and commercialization.
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

Under the terms of the Pfizer Agreement, the Company received an upfront payment of $60.0 million. In addition, from the signing of the Pfizer Agreement to November 30, 2024, the Company has received a payment of $5.0 million in connection with the achievement of a research milestone in May 2024. Additionally, the Company achieved another research milestones in November 2024 and received a payment of $5.0 million in January 2025 as a result. The Company is eligible to receive up to approximately $3.4 billion in contingent payments across multiple programs, including payments of up to $626.0 million upon the achievement of specified research and development milestones, up to $19.5 million in certain additional fees related to target licensing and reservation, up to $873.0 million upon the achievement of specified regulatory milestones and up to $1.8 billion upon the achievement of certain sales milestones. The Company is also eligible for mid-single to low double digit percentage tiered royalties on future sales.
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
In order to determine the transaction price, the Company evaluated all the payments to be received during the duration of the contract. Milestone payments and additional fees were considered variable consideration, which were not included in the transaction price based on the most likely amount method as of November 30, 2024. The Company re-evaluates the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur. The Company determined that the transaction price at the inception of the Pfizer Agreement consisted of the upfront payment of $60.0 million. Subsequently, upon the achievement of research milestones in May 2024 and November 2024, $10.0 million in variable consideration was added to the transaction price and a cumulative effect was recorded as revenue in the period the transaction price increased. The transaction price is recognized as collaboration revenue using the cost-based input method over the estimated research term of 4 years, not to extend beyond 6 years , which represents the estimated period to complete the identified deliverables. Additionally, the Company considered the impact of Pfizer terminating the Pfizer Agreement prior to the completion of the research services during the initial four-year research term and determined that there were significant economic costs to Pfizer for doing so, and as such, did not adjust the contract term.
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
For the year ended November 30, 2024, the Company recognized collaboration revenue related to the Pfizer Agreement of $18.8 million, of which $16.6 million was included in deferred revenue as of the beginning of the period and $0.3 million was related to activities satisfied in previous periods. For the year ended November 30, 2023, the Company recognized collaboration revenue related to the Pfizer Agreement of $1.7 million. As of November 30, 2024, deferred revenue related to the Pfizer Agreement was $44.5 million, of which $20.0 million was current, and included $5.0 million in contract assets representing the unbilled amount related to the research milestone achieved in November 2024. As of November 30, 2023, deferred revenue related to the Pfizer Agreement was $58.3 million, of which $17.9 million was current.

4. Consolidated Balance Sheet Components
Property and Equipment, Net
Property and equipment, net, consisted of the following (in thousands):

	November 30,
	2024	2023
Laboratory equipment	$39,031	$32,239
Leasehold improvements	5,140	3,238
Computer equipment	936	938
Furniture and fixtures	1,077	652
Software	5,578	5,403
Software in progress	497	587
Total property and equipment, gross	52,259	43,057
Less: Accumulated depreciation and amortization	(34,502)	(26,249)
Total property and equipment, net	$17,757	$16,808
For the years ended November 30, 2024, 2023 and 2022, depreciation and amortization expense was $9.3 million, $7.5 million and $5.3 million, respectively, which includes amortization expense related to capitalized software of $1.3 million, $1.4 million and $1.2 million, respectively. All long-lived assets are maintained in the United States.
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	November 30,
	2024	2023
Accrued compensation	$16,631	$15,303
Accrued contract research and lab supplies	11,599	3,767
Accrued clinical	4,637	3,364
Accrued professional services	1,615	1,755
Accrued taxes	1,237	30
Other	2,275	751
Total accrued expenses and other current liabilities	$37,994	$24,970
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

The following tables present the Company’s investments, which consist of cash equivalents and available-for-sale marketable securities, that are measured at fair value on a recurring basis as of November 30, 2024 and 2023 (in thousands):

November 30, 2024	Level	Amortized cost	Unrealized gain	Unrealized loss	Estimated fair value
Money market funds	Level 1	$90,380	$—	$—	$90,380
U.S. treasury securities	Level 1	470,607	271	(138)	470,740
U.S. government agency securities	Level 2	28,829	32	(15)	28,846
Total		$589,816	$303	$(153)	$589,966
Included in cash and cash equivalents		$90,380	$—	$—	$90,380
Included in marketable securities, current		$499,436	$303	$(153)	$499,586

November 30, 2023	Level	Amortized cost	Unrealized gain	Unrealized loss	Estimated fair value
Money market funds	Level 1	$44,187	$—	$—	$44,187
U.S. treasury securities	Level 1	160,991	61	(29)	161,023
Corporate debt securities	Level 2	3,487	—	(56)	3,431
U.S. government agency securities	Level 2	69,389	5	(567)	68,827
Long-term marketable securities:
U.S. government agency securities	Level 2	7,490	—	(69)	7,421
Total		$285,544	$66	$(721)	$284,889
Included in cash and cash equivalents		$44,187	$—	$—	$44,187
Included in marketable securities, current		$233,867	$66	$(652)	$233,281
Included in marketable securities, non-current		$7,490	$—	$(69)	$7,421
The following table summarizes the available-for-sale marketable securities in an unrealized loss position for which an allowance for credit losses has not been recorded as of November 30, 2024 and 2023, aggregated by investment category and length of time in a continuous unrealized loss position (in thousands):

	Less than 12 months		Greater than 12 months		Total
November 30, 2024	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
U.S. treasury securities	$166,161	$(138)	$—	$—	$166,161	$(138)
U.S. government agency securities	—	—	3,981	(15)	3,981	(15)
Total	$166,161	$(138)	$3,981	$(15)	$170,142	$(153)

	Less than 12 months		Greater than 12 months		Total
November 30, 2023	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
U.S. treasury securities	$46,694	$(4)	$5,936	$(25)	$52,630	$(29)
Corporate debt securities	—	—	3,431	(56)	3,431	(56)
U.S. government agency securities	23,599	(108)	48,805	(528)	72,404	(636)
Total	$70,293	$(112)	$58,172	$(609)	$128,465	$(721)
The accrued interest receivable related to the Company’s marketable securities was $1.5 million and $0.8 million as of November 30, 2024 and 2023, respectively, and was included in prepaid expenses and other current assets on the consolidated balance sheet. Long-term marketable securities held by the Company generally mature within two years from the balance sheet date.
The Company classifies its money market funds and U.S. treasury securities, which are valued based on quoted market prices in active markets with no valuation adjustment, as Level 1 assets within the fair value hierarchy.

The Company classifies its marketable securities in corporate debt securities and U.S. government agency securities, as Level 2 assets within the fair value hierarchy. The fair values of these marketable securities are estimated by taking into consideration valuations obtained from third-party pricing services. The pricing services utilize industry standard valuation models, including both income- and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of and broker/dealer quotes on the same or similar securities, issuer credit spreads, benchmark securities, prepayment/default projections based on historical data and other observable inputs. There were no transfers of financial instruments between valuation levels during the years ended November 30, 2024 and 2023.
As of November 30, 2024 and 2023, the unrealized losses for available-for-sale marketable securities were non-credit related, and the Company does not intend to sell the securities that were in an unrealized loss position, nor will it be required to sell those securities before recovery of their amortized cost basis, which may be maturity. As of November 30, 2024 and 2023, no allowance for credit losses for the Company’s marketable securities was recorded. During the years ended November 30, 2024, 2023 and 2022, the Company did not recognize any impairment losses related to marketable securities.
6. Commitments and Contingencies
Legal Proceedings
From time to time, the Company may be involved in legal proceedings in the ordinary course of business. The Company accrues a liability for such matters when it is probable that future expenditures will be made and that such expenditures can be reasonably estimated. Significant judgment is required to determine both probability and the estimated amount. Legal fees and other costs associated with such actions are expensed as incurred. As of November 30, 2024, the Company was not a party to any material legal proceedings.
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
In addition, the Company has entered into indemnification agreements with directors and certain officers and employees that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers or employees. No demands have been made upon the Company to provide indemnification under such agreements, and thus, there are no claims that the Company is aware of that could have a material effect on the consolidated financial statements. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is not specified in the agreements. However, the Company currently has directors’ and officers’ insurance that reduces its exposure and may enable the Company to recover a portion of any future amounts paid.
Operating Leases
The Company leases office and laboratory facilities totaling approximately 57,902 square feet within the same building in San Francisco, California under several lease agreements. The terms of these lease agreements expire in April 2025. The Company had an option to renew these leases for an additional two years, and the option expired. In September 2024, an amendment was signed to extend the lease term for these leases through October 2025, and the minimum rent payable by the Company pursuant to this amendment is approximately $0.4 million per month. The lease amendment did not have a material impact on the Company’s consolidated financial statements.

In July 2021, the Company entered into a lease agreement for the lease of approximately 19,320 square feet of office space in a different building in San Francisco, California (the Mission Bay Lease). The lease commenced in December 2021 and was scheduled to expire in June 2024. In March 2024, the Company entered into a second amendment (the Second Amendment) to the Mission Bay Lease, pursuant to which the lease term was extended through April 2025. The minimum rent payable by the Company under the Second Amendment is approximately $0.1 million per month. In September 2024, the Mission Bay Lease was further amended (the Third Amendment) to extend the lease term through October 2025, and the minimum rent payable by the Company under the Third Amendment is approximately $0.1 million per month. The lease amendments did not have a material impact on the Company’s consolidated financial statements.
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
The Company is required to pay base rent plus its proportionate share of operating expenses, as defined in the applicable lease agreement on all of its leases. Variable lease payments related to operating expenses including utilities, maintenance costs and real estate taxes were $7.0 million, $6.2 million and $4.4 million for the years ended November 30, 2024, 2023 and 2022, respectively.
Operating lease expenses, excluding variable lease payments, were $9.0 million, $6.8 million and $5.9 million for the years ended November 30, 2024, 2023 and 2022, respectively. Short-term lease expense was not material for the periods presented. As of November 30, 2024, the weighted average remaining lease term was 8.5 years and the weighted average discount rate was 6.84%.
Other information related to leases were as follows (in thousands):

	Year Ended November 30,
	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Cash flows from operating leases	$8,320	$6,973	$6,578
The undiscounted future non-cancellable lease payments under the Company’s lease agreements as of November 30, 2024 were as follows (in thousands):

Year ending November 30,	Operating Leases
2025	$8,240
2026	2,912
2027	2,992
2028	3,074
2029	3,159
2030 to 2035	18,073
Total undiscounted lease payments	38,450
Less: imputed interest	(10,147)
Total operating lease liabilities	$28,303
Operating lease liabilities, current	$8,014
Operating lease liabilities, net of current portion	20,289
Total operating lease liabilities	$28,303
7. Common Stock
The Company’s Restated Certificate of Incorporation authorizes the Company to issue up to 500,000,000 shares of common stock, $0.001 par value per share, as of November 30, 2024 and 2023. Holders of common stock are entitled to dividends when and if declared by the Company’s board of directors, subject to the prior rights of the holders of shares of preferred stock. The holder of each share of common stock is entitled to one vote. As of November 30, 2024, no dividends have been declared.

In July 2022, the Company issued the 2022 Pre-Funded Warrants to purchase an aggregate of 6,814,920 shares of the Company’s common stock at a price of $13.939 per pre-funded warrant. As of November 30, 2024, a total of 6,097,560 of the 2022 Pre-Funded Warrants remained available for exercise.
In April 2024, the Company issued the 2024 Pre-Funded Warrants to purchase an aggregate of 1,500,100 shares of the Company’s common stock at a price of $14.999 per pre-funded warrant. As of November 30, 2024, a total of 1,480,349 of the 2024 Pre-Funded Warrants remained available for exercise.
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
The pre-funded warrants were classified as a component of permanent equity on the consolidated balance sheet as they are freestanding financial instruments that are immediately exercisable, do not embody an obligation for the Company to repurchase its own shares and permit the holders to receive a fixed number of shares of common stock upon exercise. All of the shares underlying the pre-funded warrants have been included in the weighted-average number of shares of common stock used to calculate net loss per share, basic and diluted, attributable to common stockholders because the shares may be issued for little or no consideration, are fully vested and are exercisable after the original issuance date of the pre-funded warrants.
Common stock reserved for future issuance, on an as-if converted basis, as of November 30, 2024 and 2023, consists of the following:

	November 30,
	2024	2023
Options to purchase common stock issued and outstanding	9,839,454	8,340,968
Restricted stock units issued and outstanding	1,956,015	1,246,031
Shares available for future equity grants	3,192,811	1,614,035
Shares available for issuance under employee stock purchase plan	1,740,988	1,530,281
Pre-funded warrants issued and outstanding	7,577,909	6,097,560
Total common stock reserved for future issuance	24,307,177	18,828,875
8. Stock-Based Compensation
Equity Incentive Plans
The Company’s 2020 Equity Incentive Plan (the 2020 Plan) serves as the successor to the Company’s 2012 Equity Incentive Plan (together with the 2020 Plan, the Stock Plans) and provides for the granting of stock options, stock appreciation rights, restricted stock awards (RSUs), performance awards and stock bonus awards to employees, directors, consultants, independent contractors and advisors of the Company.
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
As of November 30, 2024, there were 3,192,811 shares of common stock reserved for future issuance pursuant to the 2020 Plan and the 2024 Inducement Plan (defined below).

Equity Inducement Plan
In October 2024, the Board adopted and approved the Company’s 2024 Equity Inducement Plan (the 2024 Inducement Plan), which became effective on October 23, 2024. In accordance with Rule 5635(c)(4) of the Nasdaq listing rules, equity awards under the 2024 Inducement Plan may only be made to an employee if he or she is granted such awards in connection with the commencement of his or her employment with the Company and such grant is a material inducement to his or her entering into employment with the Company.
The Company has reserved 3,000,000 shares of common stock for issuance pursuant to non-qualified stock options and RSUs under the 2024 Inducement Plan. As of November 30, 2024, no shares had been issued under the 2024 Inducement Plan.
Stock options
Option activity under the Stock Plans is set forth below:

	Number of options outstanding	Weighted- average exercise price	Weighted- average contractual life (in years)	Aggregate intrinsic value(1) (in thousands)
Balances as of November 30, 2023	8,340,968	$17.17	7.77	$3,295
Options granted	2,840,341	11.69
Options exercised	(508,648)	9.94
Options forfeited	(833,207)	19.39
Balances as of November 30, 2024	9,839,454	$15.77	7.45	$80,434
Options vested and expected to vest as of November 30, 2024	9,839,454	$15.77	7.45	$80,434
Options exercisable as of November 30, 2024	6,085,527	$17.05	6.66	$47,556

(1)
The aggregate intrinsic values were calculated as the pre-tax difference between the exercise price of stock options and the quoted market price of the Company’s common stock on November 30, 2024 for all in‑the‑money stock options. The total intrinsic value of stock options exercised during the years ended November 30, 2024, 2023 and 2022 was $5.6 million, $0.2 million and $4.5 million, respectively.

The fair value of options granted during the years ended November 30, 2024, 2023 and 2022 was estimated using the Black-Scholes option pricing model on the grant date using the following assumptions:

	November 30,
	2024	2023	2022
Expected term (years)	5.50 - 6.13	5.50 - 6.06	5.50 - 6.07
Expected volatility	71% - 83%	74% - 92%	70% - 74%
Risk-free interest rate	3.45% - 4.43%	3.27% - 4.59%	1.31% - 4.22%
Dividend yield	0%	0%	0%
The expected term represents the weighted-average period the stock-based payments are expected to remain outstanding. The expected term assumption for stock options was determined using the simplified method for “plain-vanilla” options. The expected stock price volatility assumption was determined using a blended volatility by examining the historical volatilities for industry peers and the volatility of the Company’s stock following the IPO. The risk-free rate assumption is based on the U.S. Treasury yield curve whose term is consistent with the expected term of the stock options. The expected dividend assumption is based on the Company’s history and expectation of dividend payouts. The expected dividend yield is 0% as the Company has not paid and does not anticipate paying dividends on its common stock.
During the years ended November 30, 2024, 2023 and 2022, the weighted-average grant date fair value of options granted was $7.96, $7.22 and $11.80 per share, respectively.

Restricted stock units
RSU activity under the Stock Plans is set forth below:

	Number of RSUs	Weighted-average grant date fair value
Balances as of November 30, 2023	1,246,031	$12.58
RSUs granted	1,698,305	11.18
RSUs vested	(654,396)	11.69
RSUs forfeited	(333,925)	11.60
Balances as of November 30, 2024	1,956,015	$11.83
During the years ended November 30, 2024, 2023 and 2022, the weighted-average grant date fair value of RSUs granted was $11.18, $10.53 and $19.11 per share, respectively, and the total fair value of RSUs vested was $7.6 million, $7.9 million and $0.9 million, respectively.
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
During the year ended November 30, 2024, the Company issued 276,478 shares of common stock pursuant to the ESPP at a weighted-average price of $7.71 per share. As of November 30, 2024, there were 1,740,988 shares of common stock reserved for issuance pursuant to the ESPP.
The fair value of shares granted under the ESPP during the years ended November 30, 2024, 2023 and 2022 was estimated using the Black-Scholes option pricing model on the grant date using the following assumptions:

	November 30,
	2024	2023	2022
Expected term (years)	0.5	0.5	0.5
Expected volatility	80% - 85%	67%	70% - 101%
Risk-free interest rate	5.02% - 5.31%	4.98% - 5.54%	0.67% - 3.12%
Dividend yield	0%	0%	0%
Stock-Based Compensation
Stock-based compensation expense related to the Stock Plans and the ESPP that is included in the consolidated statements of operations is as follows (in thousands):

	Year Ended November 30,
	2024	2023	2022
Research and development	$17,763	$18,707	$16,808
General and administrative	16,166	14,966	11,323
Total stock-based compensation	$33,929	$33,673	$28,131
During the years ended November 30, 2024, 2023 and 2022, capitalized stock-based compensation related to internal-use software development was $14,000, $74,000 and $69,000, respectively. As of November 30, 2024, the total compensation cost related to stock-based awards not yet recognized was $52.8 million, which is expected to be amortized on a straight-line basis over the weighted-average remaining vesting period of approximately 2.22 years.
9. Defined Contribution Plan
The Company sponsors a defined-contribution savings plan under Section 401(k) of the Internal Revenue Code of 1986, as amended (the 401(k) Plan), which provides for the Company to make discretionary matching or discretionary annual contributions to the 401(k) Plan, for its employees. Substantially all of the Company’s employees are eligible to participate in the 401(k) Plan. Employees may contribute a percentage of their annual compensation to the plan, subject to statutory limitations. The Company has made contributions to the 401(k) Plan and recorded contribution expense of $0.9 million, $1.0 million and $0.9 million during the years ended November 30, 2024, 2023 and 2022, respectively.

10. Income Taxes
For the year ended November 30, 2024, the Company recorded an income tax provision of $270,000. For the years ended November 30, 2023 and 2022, the Company did not record any current income tax expense or provision. The Company has generated net operating losses (NOLs) since inception and has established a valuation allowance against its deferred tax assets due to the uncertainty surrounding the realization of such assets.
Loss before provision for income taxes includes the following component (in thousands):

	November 30,
	2024	2023	2022
Domestic	$(193,299)	$(143,948)	$(180,360)
	$(193,299)	$(143,948)	$(180,360)
The provision for income taxes consists of the following (in thousands):

	November 30,
	2024	2023	2022
Current:
Federal	$270	$—	$—
State	—	—	—
Total provision for income taxes	$270	$—	$—
The effective tax rate differs from the federal statutory rate as follows:

	November 30,
	2024	2023	2022
Federal statutory income tax rate	21.0%	21.0%	21.0%
State income tax rate	(4.9)	14.1	5.9
Research and development tax credits	4.1	4.8	3.5
Stock-based compensation	(1.5)	(4.2)	(2.0)
Change in valuation allowance	(18.6)	(35.6)	(28.4)
Other	(0.1)	(0.1)	—
Total	—%	—%	—%

Deferred Tax Assets and Liabilities
Deferred income taxes reflect the net tax effects of loss and credit carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the deferred tax assets for federal and state income taxes are as follows (in thousands):

	Year ended November 30,
	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$91,786	$92,131
Research and development tax credits	48,307	37,052
Deferred revenue	12,683	11,143
Stock-based compensation	5,310	5,472
Accrued expenses and other liabilities	3,199	3,723
Operating lease liabilities	6,125	8,789
Capitalized research and experimental expenses	65,729	44,348
Gross deferred tax assets	233,139	202,658
Valuation allowance	(227,050)	(193,717)
Total deferred tax assets	6,089	8,941
Deferred tax liabilities:
Operating lease right-of-use assets	(6,089)	(8,941)
Total deferred tax liabilities	(6,089)	(8,941)
Net deferred tax assets	$—	$—
Realization of the deferred tax assets is dependent upon future taxable income, the amount, if any, and timing of which are uncertain. The Company has established a valuation allowance to offset deferred tax assets as of November 30, 2024 and 2023 due to the uncertainty of realizing future tax benefits from its NOL carryforwards and other deferred tax assets. The valuation allowance increased by $33.3 million to $227.1 million during the year ended November 30, 2024, primarily related to an increase on the deferred tax asset for research and development (R&D) credits, NOL carryforwards and Section 174 research and development capitalization. The valuation allowance increased by $55.4 million to $193.7 million during the year ended November 30, 2023, primarily related to an increase on the deferred tax asset for R&D credits, NOL carryforwards and Section 174 research and development capitalization.
As of November 30, 2024, the Company had NOL carryforwards available to reduce future taxable income, if any, for federal and state income tax purposes of $263.9 million and $418.7 million, respectively. All outstanding federal NOL carryforwards were generated for tax years beginning after December 31, 2017, and carry forward indefinitely. State NOL carryforwards begin expiring in 2029. As of November 30, 2024, the Company had federal and state research credit carryforwards of $44.3 million and $25.9 million, respectively. If not utilized, the federal credit carryforwards will begin expiring in 2035 and the state credits carry forward indefinitely.
Section 382 of the Internal Revenue Code of 1986, as amended (IRC) places a limitation on the utilization of NOL and tax credit carryforwards in the event of certain cumulative changes in the ownership interest of significant stockholders over a three-year period in excess of 50 percentage points. The Company has identified ownership changes that have triggered a limitation on pre-change NOLs under Section 382. A majority of the Company’s pre-change NOLs remain available within the carryforward period provided by the IRC, subject to availability of taxable income.
Unrecognized Tax Benefits
The Company has recorded a liability related to uncertain tax positions in the consolidated financial statements. The Company has unrecognized tax benefits of $21.9 million as of November 30, 2024, all of which are offset by a full valuation allowance. There are no tax benefits included in the balance of unrecognized tax benefits that, if recognized, would affect the effective tax rate. There are no interest and penalties accrued as of November 30, 2024.

A reconciliation of the beginning and ending amounts of unrecognized income tax benefits during the years ended November 30, 2024, 2023 and 2022 is as follows (in thousands):

	Years ended November 30,
	2024	2023	2022
Balance at beginning of period	$15,508	$10,261	$6,331
Additions based on tax positions related to current period	6,358	5,247	3,930
Balance at end of period	$21,866	$15,508	$10,261
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
In December 2017, the Tax Cuts and Jobs Act (TCJA) was signed into law, significantly reforming the IRC. The TCJA contains a provision impacting Section 174 of the IRC whereby for tax years beginning on or after January 1, 2022, taxpayers are required to capitalize and amortize, rather than deduct, research and experimental (R&E) expenses. The R&E expenses under Section 174 must be amortized over five years for research performed in the United States and 15 years for research performed outside the United States. This rule became effective for the Company during the year ended November 30, 2023. For the years ended November 30, 2024 and 2023, the Company recorded a deferred tax asset of $65.7 million and $44.3 million, respectively, pursuant to the provisions of Section 174 of the IRC.
11. Net Loss Per Share
The following table sets forth the computation of the Company’s basic and diluted net loss per share attributable to common stockholders, which excludes shares which are legally outstanding but subject to repurchase by the Company (in thousands, except share and per share data):

	Year Ended November 30,
	2024	2023	2022
Numerator:
Net loss	$(193,569)	$(143,948)	$(180,360)
Denominator:
Weighted-average number of shares outstanding, basic and diluted (1)	67,120,266	54,337,901	48,607,990
Net loss per share, basic and diluted	$(2.88)	$(2.65)	$(3.71)

(1)
The shares underlying the pre-funded warrants to purchase shares of the Company’s common stock have been included in the calculation of the weighted-average number of shares outstanding, basic and diluted, for the years ended November 30, 2024, 2023 and 2022.

The following potentially dilutive securities were excluded from the computation of the diluted net loss per share of common stock for the periods presented because their effect would have been anti-dilutive:

	Years ended November 30,
	2024	2023	2022
Options to purchase common stock issued and outstanding	9,839,454	8,340,968	8,256,957
Options early exercised subject to vesting	—	4,909	22,246
Restricted stock units issued and outstanding	1,956,015	1,246,031	784,824
Shares expected to be purchased under employee stock purchase plan	71,541	203,314	123,194
Total	11,867,010	9,795,222	9,187,221

12. Related Party Transactions
The Company’s Chief Financial Officer is a trustee for the multiple employer welfare association that facilitates the acquisition and administration of the Company’s healthcare plans. Expenses related to the healthcare plan premiums were $4.3 million, $4.4 million and $4.0 million for the years ended November 30, 2024, 2023 and 2022, respectively. As of November 30, 2024 and 2023, the amount recorded in accounts payable and accrued expenses and other current liabilities in connection with this healthcare plan provider was not material.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our President and Chief Executive Officer (CEO) and our Chief Financial Officer (CFO), our principal executive officer and principal accounting and financial officer, respectively, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act) as of November 30, 2024.
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our CEO and our CFO, to allow timely decisions regarding required disclosure. Based on their evaluation, the CEO and CFO have concluded that our disclosure controls and procedures were effective as of November 30, 2024.
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
Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of November 30, 2024, based on the framework in “Internal Control — Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of November 30, 2024.
The effectiveness of the Company’s internal control over financial reporting as of November 30, 2024 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended November 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
(b) Director and Section 16 Officer Rule 10b5-1 Trading Arrangements
On November 12, 2024, Hans van Houte, Chief Financial Officer of the Company, entered into a prearranged trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended (van Houte Plan), providing for the potential sale of up to 162,877 shares of the Company’s common stock, including shares of common stock previously issued to Mr. van Houte pursuant to the exercise of option awards, shares of common stock issuable upon the exercise of option awards, and shares of common stock to be acquired upon the vesting and settlement of restricted stock units (RSUs) granted, each so long as the market price of the Company’s common stock is higher than certain minimum threshold prices specified in the van Houte Plan. A portion of the shares underlying the options are expected to be sold in the market to cover the exercise price and taxes associated with the exercise of the options. The remaining shares underlying the options will be sold in the open market at the times and prices specified in the van Houte Plan. The actual number of shares sold in connection with the vesting and settlement of RSUs will be net of shares mandatorily sold in the open market to cover tax withholding obligations. The first potential sale date under the van Houte Plan is March 3, 2025. The van Houte Plan expires on December 31, 2025, or upon the earlier completion of all authorized transactions thereunder.
No other director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K, during the quarter ended November 30, 2024.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspection
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item will be set forth in our definitive proxy statement for our 2025 Annual Meeting of Stockholders (Proxy Statement) to be filed with the Securities and Exchange Commission (SEC) within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and is incorporated herein by reference.
Code of Business Conduct and Ethics
We have adopted a code of business conduct and ethics that applies to all employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The code of business conduct and ethics is available on our website at www.nurixtx.com. Amendments to, and waivers from, the code of business conduct and ethics that apply to any director, executive officer or persons performing similar functions will be disclosed at the website address provided above and, to the extent required by applicable regulations, on a Current Report on Form 8-K filed with the SEC.
Insider Trading Policies and Procedures
We have insider trading policies and procedures that govern the purchase, sale, and other dispositions of its securities by our directors, officers and employees, and the Company itself, that we believe are reasonably designed to promote compliance with insider trading laws, rules and regulations and the listing standards of Nasdaq. A copy of our Insider Trading Policy is filed with this Annual Report on Form 10-K as Exhibit 19.1.
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
(3)Exhibits
The following is a list of exhibits filed with this Annual Report on Form 10-K incorporated herein by reference (numbered in accordance with Item 601 of Regulation S-K):

EXHIBIT INDEX

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

3.1	Restated Certificate of Incorporation	10-Q	001-39398	3.1	October 14, 2020

3.2	Amended and Restated Bylaws	8-K	001-39398	3.1	December 16, 2022

4.1	Form of Common Stock Certificate	S-1	333-239651	4.1	July 2, 2020

4.2	Description of Registrant’s Securities	10-K	001-39398	4.3	February 9, 2023

4.3	Form of Pre-funded Warrant	8-K	001-39398	4.1	July 8, 2022

4.4	Form of Pre-funded Warrant	8-K	001-39398	4.1	April 12, 2024

10.1	Form of Indemnity Agreement	S-1	333-239651	10.1	July 2, 2020

10.2*	2012 Equity Incentive Plan, as amended, and forms of award agreements	S-1	333-239651	10.2	July 2, 2020

10.3*	2020 Equity Incentive Plan and forms of award agreements	S-1/A	333-239651	10.3	July 20, 2020

10.4*	2020 Employee Stock Purchase Plan and forms of award agreements	S-1/A	333-239651	10.4	July 20, 2020

10.5	2024 Equity Inducement Plan and forms of award agreements	S-8	333-282917	99.1	October 31, 2024

10.6*	Employment Agreement, dated July 15, 2020, by and between the Registrant and Arthur T. Sands	S-1/A	333-239651	10.5	July 20, 2020

10.7*	Letter Agreement, dated June 15, 2020, by and between the Registrant and Arthur T. Sands	S-1	333-239651	10.11	July 2, 2020

10.8*	Employment Agreement, dated July 15, 2020, by and between the Registrant and Gwenn Hansen	S-1/A	333-239651	10.7	July 20, 2020

10.9*	Employment Agreement, dated July 15, 2020, by and between the Registrant and Christine Ring	10-K	001-39398	10.7	February 16, 2021

10.10*	Employment Agreement, dated July 15, 2020, by and between the Registrant and Hans van Houte	10-K	001-39398	10.9	January 28, 2022

10.11*	Executive Severance and Change in Control Plan, as amended and restated on January 19, 2022, and form of Participation Agreement thereunder	10-K	001-39398	10.11	January 28, 2022

10.12	Lease Agreement, dated as of March 24, 2014, between ARE-San Francisco No. 26, LLC and the Registrant	S-1	333-239651	10.8	July 2, 2020

10.13	First Amendment to Lease Agreement, dated as of October 3, 2014, by and between ARE-San Francisco No. 26, LLC and the Registrant	S-1	333-239651	10.8	July 2, 2020

10.14	Second Amendment to Lease Agreement, dated as of November 8, 2017, by and between ARE-San Francisco No. 26, LLC and the Registrant	S-1	333-239651	10.8	July 2, 2020

10.15	Third Amendment to Lease Agreement, dated March 2, 2021, by and between ARE-San Francisco No. 26 Owner, LLC and the Registrant	10-Q	001-39398	10.1	October 11, 2024

10.16	Fourth Amendment to Lease Agreement, dated April 30, 2021, by and between ARE-San Francisco No. 26 Owner, LLC and the Registrant	10-Q	001-39398	10.2	October 11, 2024

10.17	Fifth Amendment to Lease Agreement, dated September 13, 2024, by and between ARE-San Francisco No. 26 Owner, LLC and the Registrant	10-Q	001-39398	10.3	October 11, 2024

10.18	Lease Agreement, dated as of June 21, 2021, between ARE-San Francisco No. 19 LLC and the Registrant	10-Q	001-39398	10.2	October 14, 2021

10.19	First Amendment to Lease Agreement, dated June 28, 2023, by and between ARE-San Francisco No. 19 Owner, LLC and the Registrant	10-Q	001-39398	10.1	October 12, 2023

10.20	Second Amendment to Lease Agreement, dated March 25, 2024, by and between ARE-San Francisco No. 19 Owner, LLC and the Registrant	10-Q	001-39398	10.2	April 10, 2024

10.21	Third Amendment to Lease Agreement, dated September 13, 2024, by and between ARE-San Francisco No. 19 Owner, LLC and the Registrant	10-Q	001-39398	10.4	October 11, 2024

10.22	Lease Agreement, dated as of March 1, 2022, between 8800 Technology Forest Pl, LLC and the Registrant	10-Q	001-39398	10.1	April 8, 2022

10.23	First Amendment to Lease Agreement, dated August 25, 2023, by and between 8800 Technology Forest PL, LLC and the Registrant	10-Q	001-39398	10.2	October 12, 2023

10.24†‡	Collaboration, Option and License Agreement, dated June 10, 2019, by and between the Registrant and Gilead Sciences, Inc., as amended	S-1	333-239651	10.9	July 2, 2020

10.25	First Amendment to Collaboration, Option and License Agreement, dated August 13, 2019, by and between the Registrant and Gilead Sciences, Inc.	10-Q	001-39398	10.2	October 6, 2022

10.26‡	Second Amendment to Collaboration, Option and License Agreement, dated September 9, 2022, by and between the Registrant and Gilead Sciences, Inc.	10-Q	001-39398	10.3	October 6, 2022

10.27†‡	Collaboration and License Agreement, dated December 19, 2019, by and between the Registrant and Genzyme Corporation	S-1	333-239651	10.10	July 2, 2020

10.28†	First Amendment to Collaboration and License Agreement, dated January 6, 2021, by and between the Registrant and Genzyme Corporation	10-K	001-39398	10.11	February 16, 2021

10.29†	Second Amendment to Collaboration and License Agreement, dated December 16, 2021, by and between the Registrant and Genzyme Corporation	10-Q	001-39398	10.4	October 6, 2022

10.30†	Third Amendment to Collaboration and License Agreement, dated July 7, 2022, by and between the Registrant and Genzyme Corporation	10-Q	001-39398	10.5	October 6, 2022

10.31†‡	Fourth Amendment to Collaboration and License Agreement, dated August 11, 2022, by and between the Registrant and Genzyme Corporation	10-Q	001-39398	10.6	October 6, 2022

10.32†‡	Fifth Amendment to Collaboration and License Agreement, dated November 3, 2023, by and between the Registrant and Genzyme Corporation	10-K	001-39398	10.24	February 15, 2024

10.33†	Sixth Amendment to Collaboration and License Agreement, dated March 6, 2024, by and between the Registrant and Genzyme Corporation	10-Q	001-39398	10.1	April 10, 2024

10.34†‡	Collaboration and License Agreement, dated September 6, 2023, by and between the Registrant and Seagen Inc.	10-K	001-39398	10.25	February 15, 2024

10.35	Equity Distribution Agreement, dated August 4, 2021, by and between the Registrant and Piper Sandler & Co.	S-3	333-258448	1.2	August 4, 2021

10.36	Amendment No. 1 to the Equity Distribution Agreement, dated July 11, 2024, by and between the Registrant and Piper Sandler & Co.	8-K	001-39398	10.1	July 11, 2024

10.37	Amendment No. 2 to the Equity Distribution Agreement, dated October 31, 2024, by and between the Registrant and Piper Sandler & Co.	8-K	001-39398	10.1	October 31, 2024

19.1	Insider Trading Policy					X

21.1	Subsidiaries of the Registrant	10-K	001-39398	21.1	January 28, 2022

23.1	Consent of Independent Registered Public Accounting Firm					X

24.1	Power of Attorney (reference is made to the signature page hereto)					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2
Certification of Principal Financial and Accounting Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
X

32.1§	Certification of Principal Executive Officer and Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

97.1	Compensation Recovery Policy	10-K	001-39398	97.1	February 15, 2024

101.INS	Inline XBRL Instance Document - the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File (formatted as Inline XBRL and included in Exhibit 101)					X

*	Indicates a management or compensatory plan or arrangement in which directors or executive officers are eligible to participate.

†	Registrant has omitted portions of the exhibit as permitted under Item 601(b)(10) of Regulation S-K.

‡	Registrant has omitted certain schedules pursuant to Item 601(a)(5) of Regulation S-K.

§	The certifications furnished in Exhibits 32.1 hereto are deemed to accompany this Annual Report on Form 10-K and are not deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall they be deemed incorporated by reference into any filing under the Securities Act of the Exchange Act.
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

NURIX THERAPEUTICS, INC.

Date: January 28, 2025	By:	/s/ ARTHUR T. SANDS
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

Name	Title	Date

/s/ ARTHUR T. SANDS	President, Chief Executive Officer and Director (Principal Executive Officer)	January 28, 2025
Arthur T. Sands, M.D., Ph.D.

/s/ HANS VAN HOUTE	Chief Financial Officer (Principal Financial and Accounting Officer)	January 28, 2025
Hans van Houte

/s/ JULIA P. GREGORY	Chairman and Director	January 28, 2025
Julia P. Gregory

/s/ Anil Kapur	Director	January 28, 2025
Anil Kapur

/s/ LORI A. KUNKEL	Director	January 28, 2025
Lori A. Kunkel, M.D.

/s/ David L. Lacey	Director	January 28, 2025
David L. Lacey, M.D.

/s/ JUDITH A. REINSDORF	Director	January 28, 2025
Judith A. Reinsdorf, J.D.

/s/ EDWARD C. SALTZMAN	Director	January 28, 2025
Edward C. Saltzman

/s/ PAUL M. SILVA	Director	January 28, 2025
Paul M. Silva