Form 10-Q
period 2025-02-28
Nurix Therapeutics, Inc.
filed 2025-04-08
CIK 1549595

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________________________________________________________
FORM 10-Q
______________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2025
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 1, 2025, the Registrant had 76,235,594 shares of common stock, $0.001 par value per share, outstanding.

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
In some cases, you can identify forward-looking statements by such terminology as “believe,” “may,” “will,” “potentially,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “plan,” “expect” and similar expressions that convey uncertainty of future events or outcomes, although not all forward-looking statements contain these words. Forward-looking statements include, but are not limited to, statements about:
•the timing and conduct of our clinical trial programs for our lead drug candidates bexobrutideg (NX-5948), NX-2127 and NX-1607 and other drug candidates, including statements regarding the timing of data and anticipated announcements, the selection of new development candidates and the initiation of clinical trials;
•the timing of, and our ability to obtain, marketing approvals for our lead drug candidates bexobrutideg, NX-2127 and NX-1607 and other drug candidates;
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
•the expected impact of global business, political and macroeconomic conditions, including inflation, interest rate fluctuations and volatile market conditions, uncertainty with respect to the federal budget and debt ceiling, potential government shutdowns related thereto, cybersecurity events, instability in the global banking system, and global events, including regional conflicts around the world, on our business, clinical trials, financial condition, liquidity and results of operations;
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
•We are early in our development efforts. Our lead drug candidates, bexobrutideg (NX-5948), NX-2127 and NX-1607, are in the early stages of clinical development. If we are unable to advance our drug candidates through clinical development, develop, obtain regulatory approval for and commercialize our drug candidates or experience significant delays in doing so, our business may be materially harmed.
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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
NURIX THERAPEUTICS, INC.
CONDENSED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

	February 28, 2025	November 30, 2024
Assets
Current assets:
Cash and cash equivalents	$75,916	$109,997
Marketable securities, current	473,764	499,586
Prepaid expenses and other current assets	14,023	9,804
Total current assets	563,703	619,387
Operating lease right-of-use assets	26,361	28,139
Property and equipment, net	18,449	17,757
Restricted cash	901	901
Other assets	5,629	3,159
Total assets	$615,043	$669,343
Liabilities and stockholdersʼ equity
Current liabilities:
Accounts payable	$8,397	$11,482
Accrued expenses and other current liabilities	44,361	37,994
Operating lease liabilities, current	6,639	8,014
Deferred revenue, current	30,591	38,364
Total current liabilities	89,988	95,854
Operating lease liabilities, net of current portion	19,984	20,289
Deferred revenue, net of current portion	24,154	26,207
Total liabilities	134,126	142,350
Commitments and contingencies (Note 6)
Stockholdersʼ equity:
Preferred stock, $0.001 par value— 10,000,000 shares authorized as of February 28, 2025 and November 30, 2024; no shares issued and outstanding as of February 28, 2025 and November 30, 2024	—	—
Common stock, $0.001 par value— 500,000,000 shares authorized as of February 28, 2025 and November 30, 2024; 76,234,799 and 75,870,718 shares issued and outstanding as of February 28, 2025 and November 30, 2024, respectively	76	76
Additional paid-in capital	1,275,735	1,265,536
Accumulated other comprehensive income	226	150
Accumulated deficit	(795,120)	(738,769)
Total stockholdersʼ equity	480,917	526,993
Total liabilities and stockholdersʼ equity	$615,043	$669,343
The accompanying notes are an integral part of these unaudited condensed financial statements.

NURIX THERAPEUTICS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended
	February 28, 2025	February 29, 2024
Revenue:
Collaboration revenue	$18,453	$16,585
Total revenue	18,453	16,585
Operating expenses:
Research and development	69,663	50,005
General and administrative	11,654	11,799
Total operating expenses	81,317	61,804
Loss from operations	(62,864)	(45,219)
Interest and other income, net	6,513	3,791
Loss before income taxes	(56,351)	(41,428)
Provision for income taxes	—	90
Net loss	$(56,351)	$(41,518)
Net loss per share, basic and diluted	$(0.67)	$(0.76)
Weighted-average number of shares outstanding, basic and diluted	83,560,795	54,903,407
The accompanying notes are an integral part of these unaudited condensed financial statements.

NURIX THERAPEUTICS, INC.
CONDENSED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended
	February 28, 2025	February 29, 2024
Net loss	$(56,351)	$(41,518)
Other comprehensive income, net of tax:
Unrealized gain on available-for-sale marketable securities	76	305
Total comprehensive loss	$(56,275)	$(41,213)
The accompanying notes are an integral part of these unaudited condensed financial statements.

NURIX THERAPEUTICS, INC.
CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)
(unaudited)

	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Shares	Amount
Balance as of November 30, 2023	48,718,552	$49	$746,299	$(655)	$(545,200)	$200,493
Exercise of stock options	75,362	—	355	—	—	355
Vesting of restricted stock units	171,030	—	—	—	—	—
Vesting of early exercised stock options	—	—	21	—	—	21
Repurchase of unvested early exercised stock	(1,548)	—	—	—	—	—
Issuance under employee stock purchase plan	173,558	—	1,269	—	—	1,269
Stock-based compensation	—	—	7,823	—	—	7,823
Unrealized gain on available-for-sale marketable securities	—	—	—	305	—	305
Net loss	—	—	—	—	(41,518)	(41,518)
Balance as of February 29, 2024	49,136,954	$49	$755,767	$(350)	$(586,718)	$168,748

	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Shares	Amount
Balance as of November 30, 2024	75,870,718	$76	$1,265,536	$150	$(738,769)	$526,993
Exercise of stock options	37,428	—	221	—	—	221
Vesting of restricted stock units	242,923	—	—	—	—	—
Issuance under employee stock purchase plan	83,730	—	1,252	—	—	1,252
Stock-based compensation	—	—	8,726	—	—	8,726
Unrealized gain on available-for-sale marketable securities	—	—	—	76	—	76
Net loss	—	—	—	—	(56,351)	(56,351)
Balance as of February 28, 2025	76,234,799	$76	$1,275,735	$226	$(795,120)	$480,917
The accompanying notes are an integral part of these unaudited condensed financial statements.

NURIX THERAPEUTICS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	February 28, 2025	February 29, 2024
Cash flows from operating activities
Net loss	$(56,351)	$(41,518)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,350	2,045
Stock-based compensation	8,722	7,822
Net accretion of discount on marketable securities	(3,557)	(1,930)
Amortization of operating lease right-of-use assets	1,778	1,843
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(6,252)	1,168
Accounts payable	(3,209)	(930)
Deferred revenue	(9,826)	(12,586)
Operating lease liabilities	(1,680)	(1,458)
Accrued expenses and other current liabilities	6,938	3,593
Net cash used in operating activities	(61,087)	(41,951)
Cash flows from investing activities
Purchases of marketable securities	(110,183)	(54,803)
Maturities of marketable securities	139,201	93,200
Purchases of property and equipment	(3,485)	(2,884)
Net cash provided by investing activities	25,533	35,513
Cash flows from financing activities
Proceeds from exercise of stock options	221	355
Proceeds from issuance under employee stock purchase plan	1,252	1,269
Net cash provided by financing activities	1,473	1,624
Net decrease in cash, cash equivalents and restricted cash	(34,081)	(4,814)
Cash, cash equivalents and restricted cash at beginning of period	110,898	55,528
Cash, cash equivalents and restricted cash at end of period	$76,817	$50,714
Supplemental disclosures of non-cash investing and financing activities:
Additions to property and equipment included in accounts payable and accrued expenses and other current liabilities	$1,196	$855

	As of
	February 28, 2025	February 29, 2024
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$75,916	$49,813
Restricted cash	901	901
Total cash, cash equivalents and restricted cash	$76,817	$50,714
The accompanying notes are an integral part of these unaudited condensed financial statements.

NURIX THERAPEUTICS, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
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

On October 31, 2024, the Company entered into Amendment No. 2 to the Equity Distribution Agreement (as amended, the Second Amended Equity Distribution Agreement), pursuant to which, from time to time, the Company may offer and sell through Piper Sandler up to $300.0 million of common stock registered under the Automatic Shelf Registration Statement pursuant to one or more “at the market” offerings. The Company is not required to sell any shares at any time during the term of the Second Amended Equity Distribution Agreement. The Company agreed to pay Piper Sandler a commission of up to 3.0% of the gross sales price of any shares sold pursuant to the Second Amended Equity Distribution Agreement. In November 2024, the Company issued and sold 3,634,393 shares of common stock under the Second Amended Equity Distribution Agreement at a price of $26.25 per share for total net proceeds of $93.6 million, after deducting offering commissions and expenses paid by the Company. As of February 28, 2025, the Company had $204.6 million of common stock remaining available for sale under the Second Amended Equity Distribution Agreement.
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
The accompanying condensed financial statements have been prepared assuming that the Company will continue as a going concern. As of February 28, 2025, the Company had cash, cash equivalents and short-term marketable securities of $549.7 million and an accumulated deficit of $795.1 million. Management believes that its cash, cash equivalents and short-term marketable securities are sufficient to continue operating activities for at least 12 months following the issuance date of these condensed financial statements. Future capital requirements will depend on many factors, including the timing and extent of spending on research and development and payments the Company may receive under its collaboration agreements with Sanofi, Gilead and Pfizer or future collaboration agreements, if any. There can be no assurance that, in the event the Company requires additional financing, such financing will be available at terms acceptable to the Company if at all. If additional capital is not available, failure to generate sufficient cash flows from operations, raise additional capital and reduce discretionary spending could have a material adverse effect on the Company’s ability to achieve its intended business objectives. Management considered whether there are conditions or events that raise substantial doubt about the Company’s ability to continue as a going concern and evaluated the funds necessary to maintain operations. Based on the Company’s current forecast of future operating results, the Company has concluded that its cash, cash equivalents and short-term marketable securities are sufficient to continue operating activities for at least 12 months following the issuance date of these condensed financial statements.

2. Summary of Significant Accounting Policies
Basis of Presentation
The Company’s condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) and applicable rules and regulations of the SEC regarding interim financial reporting. The Company’s condensed financial statements have been prepared on the same basis as the annual financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for the fair statement of the Company’s financial position as of and for the three months ended February 28, 2025. The condensed balance sheet as of November 30, 2024, was derived from the audited annual financial statements as of that date. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted from these interim financial statements. These interim financial statements and related disclosures have been prepared with the presumption that users of the interim financial statements have read or have access to the audited annual financial statements for the preceding fiscal year. Accordingly, these financial statements should be read in conjunction with the audited annual financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended November 30, 2024, as filed with the SEC on January 28, 2025. These interim results are not necessarily indicative of results to be expected for the full fiscal year or any future interim period. Subsequent to November 30, 2023, amounts presented in the financial statements are unconsolidated as the Company had no subsidiaries.
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
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the condensed financial statements and accompanying notes. The extent to which the increasing financial market volatility and uncertainty may directly or indirectly impact the condensed financial statements is highly uncertain and subject to change.

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
Recent Accounting Pronouncements Not Yet Adopted
In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) No. 2023‑07, Segment Reporting (Topic 280)—Improvements to Reportable Segment Disclosures (ASU 2023-07), which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. This amendment is effective for the Company in the fiscal year beginning December 1, 2024, and interim periods within the fiscal year beginning December 1, 2025, on a retrospective basis with early adoption permitted. The Company does not expect the adoption of this standard to have a material impact on the Company’s condensed financial statements.
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
Upon signing the Gilead Agreement, Gilead paid the Company an upfront payment of $45.0 million plus $3.0 million in additional fees. In addition, from the signing of the Gilead Agreement to February 28, 2025, the Company has received payments of $47.0 million for research milestones and additional payments, $20.0 million for a license option exercise payment and $15.0 million in research term extension fees. As of February 28, 2025, the Company is eligible to receive up to approximately $1.8 billion in total additional payments, including payments of up to $513.5 million upon the achievement of specified research and development milestones, up to $60.0 million in certain additional fees related to target licensing and reservation and up to $1.2 billion upon the achievement of certain sales milestones. The Company also is eligible to receive mid-single digit to low tens percentage tiered royalties on annual net sales from any commercial products directed to the optioned collaboration targets, subject to certain reductions and excluding sales in the United States of any products for which the Company exercises its option to co-develop and co-promote, for which the parties share profits and losses evenly.

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
In order to determine the transaction price, the Company evaluated all the payments to be received during the duration of the contract. Certain milestone payments and additional fees were considered variable consideration, which were not included in the transaction price based on the most likely amount method as of February 28, 2025. The Company re-evaluates the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur. The Company determined that the transaction price at the inception of the initial research term consisted of the upfront payment of $45.0 million and $3.0 million in additional fees. Upon the achievement of research milestones and additional fees related to target reservations, $47.0 million in variable consideration was added to the transaction price, and a cumulative effect was recorded as revenue in the period the transaction price increased. The transaction price is recognized as collaboration revenue using the cost-based input method over the estimated initial research term of five years, which represents the estimated timing of completion of the identified deliverables. Additionally, the Company considered the impact of Gilead terminating the Gilead Agreement prior to the completion of the research services during the five-year initial research term and determined that there were significant economic costs to Gilead for doing so, and as such, did not adjust the contract term. The initial research term ended in the third quarter of fiscal year 2024.
The Gilead Research Term Extension, which has a term of two years and did not represent a material right at the inception of the Gilead Agreement because it does not contain a significant and incremental discount, is accounted for as a separate contract commencing in June 2024. The research term extension fee of $15.0 million is recognized as collaboration revenue using the cost-based input method over the estimated extended research term of two years, which represents the estimated timing of completion of the identified deliverables. As of February 28, 2025, no milestones have been achieved related to the extended research term.
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
For the three months ended February 28, 2025, the Company recognized collaboration revenue related to the Gilead Research Term Extension of $1.7 million, all of which was related to the $15.0 million research term extension fee received in the second quarter of fiscal year 2024. For the three months ended February 29, 2024, the Company recognized collaboration revenue related to the Gilead Agreement of $4.6 million, all of which was included in deferred revenue as of the beginning of the period. As of February 28, 2025, deferred revenue related to the Gilead Agreement was $9.3 million, of which $8.5 million was current. As of November 30, 2024, deferred revenue related to the Gilead Agreement was $11.0 million, of which $9.1 million was current.

Sanofi
In December 2019, the Company entered into a strategic collaboration with Genzyme Corporation, a subsidiary of Sanofi, which became effective in January 2020 (as subsequently expanded and amended, the Sanofi Agreement), to discover, develop and commercialize a pipeline of targeted protein degradation drugs for patients with challenging diseases in multiple therapeutic areas using the Company’s DEL-AI platform to identify small molecules designed to induce degradation of three specified initial drug targets. In January 2021, as part of the existing Sanofi Agreement, Sanofi paid the Company $22.0 million to exercise its option to expand the number of targets in the Sanofi Agreement from three to a total of five targets. In March 2025, the Company earned and received payment of $15.0 million for a license extension fee under the Sanofi Agreement.
In January 2021, the Company and Sanofi entered into the First Amendment to the Sanofi Agreement to modify the research term on all targets (the First Sanofi Amendment). In December 2021, the Company and Sanofi entered into the Second Amendment to the Sanofi Agreement to extend the substitution deadline on certain targets. In July 2022, the Company and Sanofi entered into the Third Amendment to the Sanofi Agreement to further extend the substitution deadline on certain targets. The extensions of the substitution deadline had no impact on revenue recognition. Also in July 2022, Sanofi elected to replace certain drug targets, and the substitution extended the research term of those targets by one year to 5.25 years and increased overall forecasted costs, which had an immaterial impact on revenue recognition. In August 2022 and November 2023, the Company and Sanofi entered into the Fourth Amendment and Fifth Amendment, respectively, to the Sanofi Agreement to modify the research plan for certain targets, which had no impact on revenue recognition. In March 2024, the Company and Sanofi entered into the Sixth Amendment to the Sanofi Agreement to extend the research term for the collaboration target STAT6, a key drug target in type 2 inflammation, by two years (the Sixth Sanofi Amendment), which increased overall forecasted costs and had an impact on revenue recognition.
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
Upon signing the Sanofi Agreement, Sanofi paid the Company an upfront payment of $55.0 million. Subsequently, in January 2021, Sanofi paid the Company an additional $22.0 million to exercise its option to expand the number of targets beyond the initial targets included in the collaboration. In addition, from the signing of the Sanofi Agreement to February 28, 2025, the Company has received payments of $13.0 million for research milestones. As of February 28, 2025, the Company is eligible to receive up to approximately $1.9 billion in total additional payments, including payments of up to $389.0 million upon the achievement of specified research and development milestones, up to $64.8 million in certain additional fees related to target licensing and reservation, up to $500.0 million upon the achievement of specified regulatory milestones and up to $1.0 billion upon the achievement of certain sales milestones. The Company is also eligible to receive mid-single digit to low teen percentage tiered royalties on annual net sales of any commercial products that may result from the collaboration, subject to certain reductions and excluding sales in the United States of any products for which the Company exercises its option to co-develop and co-promote, for which the parties share profits and losses evenly.

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
In order to determine the transaction price, the Company evaluated all the payments to be received during the duration of the contract. Certain milestone payments and additional fees were considered variable consideration, which were not included in the transaction price based on the most likely amount method as of February 28, 2025. The Company re-evaluates the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur. At the inception of the Sanofi Agreement, the Company determined that the transaction price consisted of the upfront payment of $55.0 million for three initial drug targets and $22.0 million for two additional targets. Subsequently, upon the achievement of research milestones, $20.0 million in variable consideration was added to the transaction price, and a cumulative effect was recorded as revenue in the period the transaction price increased. Revenue is recognized using the cost-based input method over the research term of 4.25 years, the revised research period that was agreed to in January 2021 in the First Sanofi Amendment for certain targets, and 5.25 years, the revised research period due to the target substitutions in July 2022, for certain other targets. The research period was extended as part of the Sixth Sanofi Amendment and a cumulative effect was recorded in the second quarter of fiscal year 2024.
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
For the three months ended February 28, 2025, the Company recognized collaboration revenue related to the Sanofi Agreement of $12.8 million, of which $6.0 million was included in deferred revenue as of the beginning of the period, and $6.2 million was related to activities satisfied in previous periods. For the three months ended February 29, 2024, the Company recognized collaboration revenue related to the Sanofi Agreement of $8.3 million, of which $6.8 million was included in deferred revenue as of the beginning of the period, and $1.3 million was related to activities satisfied in previous periods. As of February 28, 2025, other current assets related to the Sanofi Agreement were $3.6 million, which included $7.0 million in contract assets representing the unbilled amount related to the research milestone achieved in February 2025, net of deferred revenue. As of November 30, 2024, deferred revenue related to the Sanofi Agreement was $9.1 million, all of which was current.
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
Under the terms of the Pfizer Agreement, the Company received an upfront payment of $60.0 million. In addition, from the signing of the Pfizer Agreement to February 28, 2025, the Company has received payments of $10.0 million for research milestones. As of February 28, 2025, the Company is eligible to receive up to approximately $3.4 billion in contingent payments across multiple programs, including payments of up to $626.0 million upon the achievement of specified research and development milestones, up to $19.5 million in certain additional fees related to target licensing and reservation, up to $873.0 million upon the achievement of specified regulatory milestones and up to $1.8 billion upon the achievement of certain sales milestones. The Company is also eligible for mid-single to low double digit percentage tiered royalties on future sales.
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
In order to determine the transaction price, the Company evaluated all the payments to be received during the duration of the contract. Milestone payments and additional fees were considered variable consideration, which were not included in the transaction price based on the most likely amount method as of February 28, 2025. The Company re-evaluates the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur. The Company determined that the transaction price at the inception of the Pfizer Agreement consisted of the upfront payment of $60.0 million. Subsequently, upon achievement of research milestones, $10.0 million in variable consideration was added to the transaction price and a cumulative effect was recorded as revenue in the period the transaction price increased. The transaction price is recognized as collaboration revenue using the cost-based input method over the estimated research term of four years, not to extend beyond six years, which represents the estimated period to complete the identified deliverables. Additionally, the Company considered the impact of Pfizer terminating the Pfizer Agreement prior to the completion of the research services during the initial four-year research term and determined that there were significant economic costs to Pfizer for doing so, and as such, did not adjust the contract term.
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
For the three months ended February 28, 2025, the Company recognized collaboration revenue related to the Pfizer Agreement of $4.0 million, all of which was included in deferred revenue as of the beginning of the period. For the three months ended February 29, 2024, the Company recognized collaboration revenue related to the Pfizer Agreement of $3.7 million, all of which was included in deferred revenue as of the beginning of the period. As of February 28, 2025, deferred revenue related to the Pfizer Agreement was $45.5 million, of which $22.1 million was current. As of November 30, 2024, deferred revenue related to the Pfizer Agreement was $44.5 million, of which $20.0 million was current, and included $5.0 million in contract assets representing the unbilled amount related to the research milestone achieved in November 2024.

4. Condensed Balance Sheet Components
Property and Equipment, Net
Property and equipment, net, consisted of the following (in thousands):

	February 28, 2025	November 30, 2024
Laboratory equipment	$41,359	$39,031
Leasehold improvements	5,643	5,140
Computer equipment	1,026	936
Furniture and fixtures	1,099	1,077
Software	5,558	5,578
Software in progress	528	497
Total property and equipment, gross	55,213	52,259
Less: Accumulated depreciation and amortization	(36,764)	(34,502)
Total property and equipment, net	$18,449	$17,757
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	February 28, 2025	November 30, 2024
Accrued compensation	$19,891	$16,631
Accrued contract research and lab supplies	12,004	11,599
Accrued clinical	6,704	4,637
Accrued professional services	1,741	1,615
Accrued taxes	1,332	1,237
Other	2,689	2,275
Total accrued expenses and other current liabilities	$44,361	$37,994
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
The following tables present the Company’s investments, which consist of cash equivalents and available-for-sale marketable securities, that are measured at fair value on a recurring basis as of February 28, 2025 and November 30, 2024 (in thousands):

February 28, 2025	Level	Amortized cost	Unrealized gain	Unrealized loss	Estimated fair value
Money market funds	Level 1	$69,334	$—	$—	$69,334
U.S. treasury securities	Level 1	439,710	241	(32)	439,919
U.S. government agency securities	Level 2	33,828	25	(8)	33,845
Total		$542,872	$266	$(40)	$543,098
Included in cash and cash equivalents		$69,334	$—	$—	$69,334
Included in marketable securities, current		$473,538	$266	$(40)	$473,764

November 30, 2024	Level	Amortized cost	Unrealized gain	Unrealized loss	Estimated fair value
Money market funds	Level 1	$90,380	$—	$—	$90,380
U.S. treasury securities	Level 1	470,607	271	(138)	470,740
U.S. government agency securities	Level 2	28,829	32	(15)	28,846
Total		$589,816	$303	$(153)	$589,966
Included in cash and cash equivalents		$90,380	$—	$—	$90,380
Included in marketable securities, current		$499,436	$303	$(153)	$499,586
The following tables summarize the available-for-sale marketable securities in an unrealized loss position for which an allowance for credit losses has not been recorded as of February 28, 2025 and November 30, 2024, aggregated by investment category and length of time in a continuous unrealized loss position (in thousands):

	Less than 12 months		Greater than 12 months		Total
February 28, 2025	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
U.S. treasury securities	$89,954	$(32)	$—	$—	$89,954	$(32)
U.S. government agency securities	—	—	3,989	(8)	3,989	(8)
Total	$89,954	$(32)	$3,989	$(8)	$93,943	$(40)

	Less than 12 months		Greater than 12 months		Total
November 30, 2024	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
U.S. treasury securities	$166,161	$(138)	$—	$—	$166,161	$(138)
U.S. government agency securities	—	—	3,981	(15)	3,981	(15)
Total	$166,161	$(138)	$3,981	$(15)	$170,142	$(153)
The accrued interest receivable related to the Company’s marketable securities was $2.1 million and $1.5 million as of February 28, 2025 and November 30, 2024, respectively, and was included in prepaid expenses and other current assets on the condensed balance sheet.
The Company classifies its money market funds and U.S. treasury securities, which are valued based on quoted market prices in active markets with no valuation adjustment, as Level 1 assets within the fair value hierarchy.
The Company classifies its marketable securities in corporate debt securities and U.S. government agency securities as Level 2 assets within the fair value hierarchy. The fair values of these marketable securities are estimated by taking into consideration valuations obtained from third-party pricing services. The pricing services utilize industry standard valuation models, including both income- and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of and broker/dealer quotes on the same or similar securities, issuer credit spreads, benchmark securities, prepayment/default projections based on historical data and other observable inputs. There were no transfers of financial instruments between valuation levels during the three months ended February 28, 2025 and February 29, 2024.

As of February 28, 2025 and November 30, 2024, the unrealized losses for available-for-sale securities were non-credit related, and the Company does not intend to sell the securities that were in an unrealized loss position, nor will it be required to sell those securities before recovery of their amortized cost basis, which may be maturity. As of February 28, 2025, and November 30, 2024, no allowance for credit losses for the Company’s marketable securities was recorded. During the three months ended February 28, 2025 and February 29, 2024, the Company did not recognize any impairment losses related to marketable securities.
6. Commitments and Contingencies
Legal Proceedings
From time to time, the Company may be involved in legal proceedings in the ordinary course of business. The Company accrues a liability for such matters when it is probable that future expenditures will be made and that such expenditures can be reasonably estimated. Significant judgment is required to determine both probability and the estimated amount. Legal fees and other costs associated with such actions are expensed as incurred. As of February 28, 2025, the Company was not a party to any material legal proceedings.
Indemnifications
In the ordinary course of business, the Company often includes standard indemnification provisions in its arrangements with its partners, suppliers and vendors, among others. Pursuant to these provisions, the Company may be obligated to indemnify such parties for losses or claims suffered or incurred in connection with its service, breach of representations or covenants, intellectual property infringement or other claims made against such parties. These provisions may limit the time within which an indemnification claim can be made. It is not possible to determine the maximum potential amount under these indemnification obligations due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. The Company has not incurred any material costs as a result of such indemnifications and has not accrued any liabilities related to such obligations in these condensed financial statements.
In addition, the Company has entered into indemnification agreements with directors and certain officers and employees that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers or employees. No demands have been made upon the Company to provide indemnification under such agreements, and thus, there are no claims that the Company is aware of that could have a material effect on the Company’s condensed financial statements. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is not specified in the agreements. However, the Company currently has directors’ and officers’ insurance that reduces its exposure and may enable the Company to recover a portion of any future amounts paid.
Operating Leases
The Company leases office and laboratory facilities totaling approximately 57,902 square feet within the same building in San Francisco, California under several lease agreements. The terms of these lease agreements expire in April 2025. The Company had an option to renew these leases for an additional two years, and the option expired. In September 2024, an amendment was signed to extend the lease term for these leases through October 2025. The minimum rent payable by the Company pursuant to the lease amendment is approximately $0.4 million per month. The lease amendment did not have a material impact on the Company's condensed financial statements.
In July 2021, the Company entered into a lease agreement for the lease of approximately 19,320 square feet of office space in a different building in San Francisco, California (the Mission Bay Lease). The lease commenced in December 2021 and was scheduled to expire in June 2024. In March 2024, the Company entered into a second amendment (the Second Amendment) to the Mission Bay Lease, pursuant to which the lease term was extended through April 2025. The minimum rent payable by the Company under the Second Amendment is approximately $0.1 million per month. In September 2024, the Mission Bay Lease was further amended (the Third Amendment) to extend the lease term through October 2025, and the minimum rent payable by the Company under the Third Amendment is approximately $0.1 million per month. The lease amendments did not have a material impact on the Company's condensed financial statements.
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

On February 21, 2025, the Company entered into a lease agreement (the Brisbane Lease) with Janssen Research & Development, LLC (Janssen) and HCP LS Brisbane, LLC, effective as of February 21, 2025, to sublease from Janssen approximately 159,959 square feet of office space located at 1600 Sierra Point Parkway, Brisbane, California for a research and development laboratory and office space. The commencement date of the Brisbane Lease is expected to be in the first half of 2025, and the lease will expire on September 30, 2031, unless terminated earlier. Future minimum lease payments under the Brisbane Lease total $44.6 million, which does not include the payment of additional rent to cover the Company’s share of annual operating and tax expenses and utilities costs for the building. As of February 28, 2025, the Company recorded a security deposit of $2.4 million, which is classified as other assets, non-current on the balance sheet. In addition, the sublandlord provided for a tenant improvement allowance of approximately $8.0 million, which is expected to be fully utilized.
As of February 28, 2025, the Company has not recognized a ROU asset or lease liability recorded on the balance sheet for the Brisbane Lease Agreement as the leased space has not been made available for use and the lease has not yet commenced.
The Company is required to pay base rent plus its proportionate share of operating expenses, as defined in the applicable lease agreement on all of its leases. Variable lease payments related to operating expenses, including utilities, maintenance costs and real estate taxes, were $1.9 million and $1.5 million for the three months ended February 28, 2025 and February 29, 2024, respectively.
Operating lease expenses, excluding variable lease payments, were $2.2 million and $2.3 million for the three months ended February 28, 2025 and February 29, 2024, respectively. Short-term lease expense was not material for the periods presented.
Other information related to leases were as follows (in thousands):

	Three Months Ended
	February 28, 2025	February 29, 2024
Cash paid for amounts included in the measurement of lease liabilities:
Cash flows from operating leases	$2,151	$1,918
7. Common Stock
The Company’s Restated Certificate of Incorporation authorizes the Company to issue up to 500,000,000 shares of common stock, $0.001 par value per share, as of February 28, 2025 and November 30, 2024. Holders of common stock are entitled to dividends when and if declared by the Company’s board of directors, subject to the prior rights of the holders of shares of preferred stock. The holder of each share of common stock is entitled to one vote. As of February 28, 2025, no dividends have been declared.
In July 2022, the Company issued the 2022 Pre-Funded Warrants to purchase an aggregate of 6,814,920 shares of the Company’s common stock at a price of $13.939 per pre-funded warrant. As of February 28, 2025, a total of 6,097,560 of the 2022 Pre-Funded Warrants remained available for exercise.
In April 2024, the Company issued the 2024 Pre-Funded Warrants to purchase an aggregate of 1,500,100 shares of the Company’s common stock at a price of $14.999 per pre-funded warrant. As of February 28, 2025, a total of 1,480,349 of the 2024 Pre-Funded Warrants remained available for exercise.
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
The pre-funded warrants were classified as a component of permanent equity in the Company’s condensed balance sheet as they are freestanding financial instruments that are immediately exercisable, do not embody an obligation for the Company to repurchase its own shares and permit the holders to receive a fixed number of shares of common stock upon exercise. All of the shares underlying the pre-funded warrants have been included in the weighted-average number of shares of common stock used to calculate net loss per share, basic and diluted, attributable to common stockholders because the shares may be issued for little or no consideration, are fully vested and are exercisable after the original issuance date of the pre-funded warrants.
Common stock reserved for future issuance, on an as-if converted basis consists of the following:

	February 28, 2025	November 30, 2024
Options to purchase common stock issued and outstanding	11,191,041	9,839,454
Restricted stock units issued and outstanding	3,026,060	1,956,015
Shares available for future equity grants	3,525,656	3,192,811
Shares available for issuance under employee stock purchase plan	2,415,965	1,740,988
Pre-funded warrants issued and outstanding	7,577,909	7,577,909
Total common stock reserved for future issuance	27,736,631	24,307,177
8. Stock-Based Compensation
Equity Incentive Plans
The Company’s 2020 Equity Incentive Plan (the 2020 Plan) serves as the successor to the Company’s 2012 Equity Incentive Plan (together with the 2020 Plan, the Stock Plans) and provides for the granting of stock options, stock appreciation rights, restricted stock awards, restricted stock units (RSUs), performance awards and stock bonus awards to employees, directors, consultants, independent contractors and advisors of the Company. As of February 28, 2025, the Company had 1,006,856 shares of common stock available for grant under the Stock Plans.
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
The Company has reserved 3,000,000 shares of common stock for issuance pursuant to non-qualified stock options and RSUs under the 2024 Inducement Plan. As of February 28, 2025, the Company had 2,518,800 shares of common stock available for grant under the 2024 Inducement Plan.
Option activity under the Stock Plans and the 2024 Inducement Plan is set forth below:

	Number of options outstanding	Weighted- average exercise price
Balances as of November 30, 2024	9,839,454	$15.77
Options granted	1,411,450	17.29
Options exercised	(37,428)	5.93
Options forfeited	(22,435)	17.32
Balances as of February 28, 2025	11,191,041	$15.99
RSU activity under the Stock Plans and 2024 Inducement Plan is set forth below:

	Number of RSUs	Weighted-average grant date fair value
Balances as of November 30, 2024	1,956,015	$11.83
RSUs granted	1,326,083	17.27
RSUs vested	(242,923)	12.20
RSUs forfeited	(13,115)	13.73
Balances as of February 28, 2025	3,026,060	$14.18
Employee Stock Purchase Plan
Under the Company’s 2020 Employee Stock Purchase Plan (the ESPP), eligible employees are entitled to purchase shares of common stock with accumulated payroll deductions. During the three months ended February 28, 2025, the Company issued 83,730 shares of common stock pursuant to the ESPP at a weighted-average price of $14.95 per share.

Stock-Based Compensation
Stock-based compensation expense related to the Stock Plans, the 2024 Inducement Plan and the ESPP that is included in the Company’s condensed statements of operations is as follows (in thousands):

	Three Months Ended
	February 28, 2025	February 29, 2024
Research and development	$5,144	$3,827
General and administrative	3,578	3,995
Total stock-based compensation	$8,722	$7,822
As of February 28, 2025, the total compensation cost related to stock-based awards not yet recognized was $83.5 million, which is expected to be amortized on a straight-line basis over the weighted-average remaining vesting period of approximately 2.6 years.
9. Defined Contribution Plan
The Company sponsors a defined-contribution savings plan under Section 401(k) of the Internal Revenue Code of 1986, as amended (the 401(k) Plan), which provides for the Company to make discretionary matching or discretionary annual contributions to the 401(k) Plan, for its employees. Substantially all of the Company’s employees are eligible to participate in the 401(k) Plan. Employees may contribute a percentage of their annual compensation to the plan, subject to statutory limitations. The Company has made contributions to the 401(k) Plan and recorded contribution expense of $0.5 million and $0.4 million during the three months ended February 28, 2025 and February 29, 2024, respectively.
10. Income Taxes
The Company did not record any current income tax expense or provision for the three months ended February 28, 2025. The Company recorded an income tax provision of $90,000 for the three months ended February 29, 2024. Deferred income taxes reflect the net tax effects of loss and credit carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Realization of the deferred tax assets is dependent upon future taxable income, the amount, if any, and timing of which are uncertain. The Company has generated losses since inception and has established a valuation allowance to offset deferred tax assets as of February 28, 2025 and February 29, 2024 due to the uncertainty of realizing future tax benefits from its net operating loss (NOL) carryforwards and other deferred tax assets.
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
11. Net Loss Per Share
The following table sets forth the computation of the Company’s basic and diluted net loss per share attributable to common stockholders, which excludes shares which are legally outstanding but subject to repurchase by the Company (in thousands, except share and per share data):

	Three Months Ended
	February 28, 2025	February 29, 2024
Numerator:
Net loss	$(56,351)	$(41,518)
Denominator:
Weighted-average number of shares outstanding, basic and diluted(1)	83,560,795	54,903,407
Net loss per share, basic and diluted	$(0.67)	$(0.76)

(1)
The shares underlying the pre-funded warrants to purchase shares of the Company’s common stock have been included in the calculation of the weighted-average number of shares outstanding, basic and diluted, for the three months ended February 28, 2025 and February 29, 2024.

The following potentially dilutive securities were excluded from the computation of the diluted net loss per share of common stock for the periods presented because their effect would have been anti-dilutive:

	February 28, 2025	February 29, 2024
Options to purchase common stock issued and outstanding	11,191,041	9,931,118
Options early exercised subject to vesting	—	1,144
Restricted stock units issued and outstanding	3,026,060	2,268,207
Shares expected to be purchased under employee stock purchase plan	81,800	111,236
Total	14,298,901	12,311,705
12. Related Party Transactions
The Company’s Chief Financial Officer is a trustee for the multiple employer welfare association that facilitates the acquisition and administration of the Company’s healthcare plans. Expenses related to the healthcare plan premiums were $1.3 million and $1.1 million for the three months ended February 28, 2025 and February 29, 2024, respectively. As of February 28, 2025 and November 30, 2024, the amount recorded in accounts payable and accrued expenses and other current liabilities in connection with this healthcare plan provider was not material.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with (1) the unaudited condensed financial statements and the related notes included in Part I, Item 1 of this Quarterly Report on Form 10‑Q and (2) the audited financial statements and related notes and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended November 30, 2024, included in our Annual Report on Form 10‑K filed on January 28, 2025. As discussed in the section titled “Special Note Regarding Forward Looking Statements,” the following discussion and analysis contains forward looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those identified below and those discussed in the section titled “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10‑Q.
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
Targeted Protein Degradation
Our portfolio of targeted protein degraders of BTK, a B‑cell signaling protein, comprises bexobrutideg (NX‑5948), an investigational, orally bioavailable degrader of BTK for the treatment of relapsed or refractory B-cell malignancies and potentially autoimmune diseases, and NX‑2127, an investigational orally bioavailable degrader of BTK that also degrades cereblon neosubstrates IKZF1 (Ikaros) and IKZF3 (Aiolos) for the treatment of relapsed or refractory B‑cell malignancies.
Bexobrutideg (NX-5948): We are currently conducting a Phase 1a/1b dose-escalation and cohort expansion study in patients with relapsed or refractory B-cell malignancies and we expect to initiate a Phase 2 clinical trial of bexobrutideg in 2025. We also recently initiated a Phase 1 healthy volunteer study to assess food effects and drug-drug interactions in anticipation of the planned initiation of pivotal development in 2025. In January 2024, the U.S. Food and Drug Administration (FDA) granted Fast Track designation for bexobrutideg for the treatment of adult patients with relapsed or refractory chronic lymphocytic leukemia (CLL) or small lymphocytic lymphoma (SLL) after at least two lines of therapy, including a BTK inhibitor (BTKi) and a B-cell lymphoma 2 (BCL2) inhibitor. In November 2024, the European Medicines Agency granted PRIME designation for bexobrutideg in CLL or SLL after at least a BTKi and a BCL-2 inhibitor. In December 2024, the FDA granted Fast Track designation for bexobrutideg for the treatment of adult patients with Waldenström macroglobulinemia (WM) after at least two lines of therapy, including a BTKi. In March 2025, the FDA granted Orphan Drug Designation to bexobrutideg for the treatment of adult patients with WM.
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
We have entered into several revenue generating collaborations with large biopharmaceutical companies, including with Gilead, Sanofi and Seagen (now a part of Pfizer), to leverage our DEL-AI platform for drug discovery. These collaborations allow us to further advance our future pipeline with multiple currently identified targets included in these collaborations. In aggregate, we have received $440.0 million in non-dilutive financing from our collaborators to date and as of February 28, 2025, we are eligible to receive up to $7.1 billion in potential future fees and milestone payments, as well as royalties on future product sales. We retain certain options for co-development, co-commercialization and profit sharing in the United States for multiple drug candidates, pursuant to these collaborations.
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
Upon signing the Gilead Agreement, Gilead paid us an upfront payment of $45.0 million, plus $3.0 million in additional fees. In addition, from the signing of the Gilead Agreement to February 28, 2025, we have received payments of $47.0 million for research milestones and additional payments, $20.0 million for a license option exercise payment and $15.0 million in research term extension fees. As of February 28, 2025, we are eligible to receive up to approximately $1.8 billion in total additional payments based on certain additional fees, payments and the successful completion of certain preclinical, clinical, development and sales milestones. We also are eligible to receive mid-single digit to low tens percentage tiered royalties on annual net sales from any commercial products directed to the optioned collaboration targets, subject to certain reductions and excluding sales in the United States of any products for which we exercise our option to co-develop and co-promote, for which the parties share profits and losses evenly.
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
We recognized collaboration revenue from the Gilead Agreement of $1.7 million and $4.6 million during the three months ended February 28, 2025 and February 29, 2024, respectively. As of February 28, 2025 and November 30, 2024, there was $9.3 million and $11.0 million, respectively, of deferred revenue related to payments received by us under the Gilead Agreement.
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
Upon signing the Sanofi Agreement, Sanofi paid us an upfront payment of $55.0 million. Subsequently, in January 2021, Sanofi paid us an additional $22.0 million to exercise its option to expand the number of targets beyond the initial targets included in the collaboration. In addition, from the signing of the Sanofi Agreement to February 28, 2025, we have received payments of $13.0 million for research milestones. As of February 28, 2025, we are eligible to receive up to approximately $1.9 billion in total additional payments based on certain additional fees, payments and the successful completion of certain research development, regulatory and sales milestones. We are also eligible to receive mid-single digit to low teen percentage tiered royalties on annual net sales of any commercial products that may result from the collaboration, subject to certain reductions and excluding sales in the United States of any products for which we exercise our option to co-develop and co-promote, for which the parties share profits and losses evenly.
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
We recognized collaboration revenue from the Sanofi Agreement of $12.8 million and $8.3 million during the three months ended February 28, 2025 and February 29, 2024, respectively. As of February 28, 2025, there was a net contract asset of $3.6 million compared to a deferred revenue of $9.1 million as of November 30, 2024.
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

Under the terms of the Pfizer Agreement, we received an upfront payment of $60.0 million. In addition, from the signing of the Pfizer Agreement to February 28, 2025, we have received a payment of $10.0 million for research milestones. We are eligible to receive up to approximately $3.4 billion in contingent payments based on specified research, development, regulatory and commercial milestones across multiple programs. We are also eligible for mid-single to low double digit percentage tiered royalties on future sales.
Subject to the exceptions described in the Pfizer Agreement, the Pfizer Agreement expires upon the first to occur of (1) the expiration of the last-to-expire option exercise period under the Pfizer Agreement if no such option has been exercised prior to such expiration and (2) the expiration of the last-to-expire royalty term under the Pfizer Agreement.
We recognized collaboration revenue from the Pfizer Agreement of $4.0 million and $3.7 million during the three months ended February 28, 2025 and February 29, 2024, respectively. As of February 28, 2025 and November 30, 2024, there was $45.5 million and $44.5 million, respectively, of deferred revenue related to payments received by us under the Pfizer Agreement.
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
Since inception, we have generally incurred significant losses and negative cash flows from operations. During the three months ended February 28, 2025 and February 29, 2024, we incurred net losses of $56.4 million and $41.5 million, respectively. As of February 28, 2025, we had an accumulated deficit of $795.1 million. These losses have resulted primarily from costs incurred in connection with research and development activities and general and administrative costs associated with our operations.
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
As of February 28, 2025, we had $549.7 million in cash, cash equivalents and marketable securities. We expect that our existing cash, cash equivalents and marketable securities are sufficient to fund our operations for at least the next 12 months. See the section titled “—Liquidity and Capital Resources” for more information. To finance our operations beyond that point, we will need to raise substantial additional capital to complete the development and commercialization of our drug candidates. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing and distribution arrangements. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans.

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
•costs associated with our research and development platform used across programs, process development, manufacturing and preclinical research and development for earlier stage programs and new technologies; and
•depreciation of research and development equipment, allocated overhead and facilities-related expenses.
External expenses for clinical development programs and other research and development expenses include:
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

We do not allocate our internal costs by product candidate. With respect to internal costs, several of our departments support multiple product candidate research and development programs, and therefore the costs cannot be allocated to a particular product candidate or development program. Our research and development expenses for the three months ended February 28, 2025, and February 29, 2024, are summarized as follows (in thousands):

	Three Months Ended		Change
	February 28, 2025	February 29, 2024
External clinical development expenses:
Bexobrutideg (NX-5948)	$15,720	$5,078	$10,642
NX-2127	1,106	1,299	(193)
NX-1607	1,960	1,758	202
Internal research and development expenses	50,877	41,870	9,007
Total research and development expenses	$69,663	$50,005	$19,658
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
Provision for Income Taxes
The provision for income taxes primarily consists of reserves for unrecognized tax benefits and state taxes. We have generated net operating losses since inception and have established a full valuation allowance against our deferred tax assets due to the uncertainty surrounding the realization of such assets.
Critical Accounting Policies and Estimates
This discussion and analysis of our financial condition and results of operations is based on our condensed financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP). The preparation of these condensed financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed financial statements, as well as the reported revenue generated and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on other relevant assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Our critical accounting policies and more significant areas involving management’s judgments and estimates used in preparation of our condensed financial statements are discussed in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended November 30, 2024. There have been no significant changes to these policies for the three months ended February 28, 2025.
Recent Accounting Pronouncements
Refer to Note 2, “Summary of Significant Accounting Policies—Recently Adopted Accounting Pronouncements” to our condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information.
Results of Operations
Comparison of the three months ended February 28, 2025 and February 29, 2024
Our results of operations are summarized as follows (in thousands):

	Three Months Ended		Change
	February 28, 2025	February 29, 2024
Revenue:
Collaboration revenue	$18,453	$16,585	$1,868
Total revenue	18,453	16,585	1,868
Operating expenses:
Research and development	69,663	50,005	19,658
General and administrative	11,654	11,799	(145)
Total operating expenses	81,317	61,804	19,513
Loss from operations	(62,864)	(45,219)	(17,645)
Interest and other income, net	6,513	3,791	2,722
Loss before income taxes	(56,351)	(41,428)	(14,923)
Provision for income taxes	—	90	(90)
Net loss	$(56,351)	$(41,518)	$(14,833)
Collaboration Revenue
Our collaboration revenue is summarized as follows (in thousands):

	Three Months Ended		Change
	February 28, 2025	February 29, 2024
Gilead	$1,706	$4,616	$(2,910)
Sanofi	12,776	8,312	4,464
Pfizer	3,971	3,657	314
Total collaboration revenue	$18,453	$16,585	$1,868
Our collaboration revenue increased by $1.9 million during the three months ended February 28, 2025, compared to the three months ended February 29, 2024, primarily due to increased revenue from our collaboration with Sanofi due to the achievement of research milestones and increased effort resulting in a higher percentage of completion of performance obligation under our collaboration with Pfizer in the current period. The increase in collaboration revenue was offset by the decrease in revenue from our collaboration with Gilead as we concluded the initial research term for certain drug targets.

Research and Development Expenses
Our research and development expenses increased by $19.7 million during the three months ended February 28, 2025, compared to the three months ended February 29, 2024. There was an increase in clinical, contract manufacturing and consulting costs as we continued to accelerate the enrollment of patients in the ongoing clinical trials of bexobrutideg (NX-5948) and prepare for the initiation of pivotal trials, and an increase in contract research costs to support our ongoing collaborations. There was an increase in compensation and related personnel costs and non-cash stock-based compensation expense due to an increase in headcount.
General and Administrative Expenses
Our general and administrative expenses decreased by $0.1 million during the three months ended February 28, 2025, compared to the three months ended February 29, 2024. There was a decrease in legal fees and local taxes related to the Pfizer upfront payment offset by an increase in costs related to investor relations and other professional services.
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

On October 31, 2024, we entered into Amendment No. 2 to the Equity Distribution Agreement (as amended, the Second Amended Equity Distribution Agreement), pursuant to which, from time to time, we may offer and sell through Piper Sandler up to $300.0 million of common stock registered under the Automatic Shelf Registration Statement pursuant to one or more “at the market” offerings. We are not required to sell any shares at any time during the term of the Second Amended Equity Distribution Agreement. We agreed to pay Piper Sandler a commission of up to 3.0% of the gross sales price of any shares sold pursuant to the Second Amended Equity Distribution Agreement. In November 2024, we issued and sold 3,634,393 shares of common stock under the Second Amended Equity Distribution Agreement at $26.25 per share for total net proceeds of $93.6 million after deducting offering commissions and expenses paid by us (the November 2024 ATM Financing). As of February 28, 2025, we had $204.6 million of common stock remaining available for sale under the Second Amended Equity Distribution Agreement.
In July 2022, we entered into separate securities purchase agreements with certain purchasers to issue and sell pre‑funded warrants to purchase an aggregate of 6,814,920 shares of our common stock in registered direct offerings (RDOs) at a price of $13.939 per pre-funded warrant (the 2022 Pre-Funded Warrants). Net proceeds from the RDOs were $94.8 million, after deducting offering expenses of $0.2 million. As of February 28, 2025, a total of 6,097,560 of the 2022 Pre-Funded Warrants remained available for exercise.
In April 2024, we completed an underwritten public offering (the 2024 Public Offering) and issued (a) 11,916,667 shares of common stock, which included 1,750,000 shares issued upon the exercise in full by our underwriters of their option to purchase additional shares of common stock, at a public offering price of $15.00 per share, and (b) pre-funded warrants to purchase 1,500,100 shares of our common stock (the 2024 Pre-Funded Warrants) at a public offering price of $14.999 per pre-funded warrant, which represents the per share public offering price for the common stock less a $0.001 per share exercise price for each pre-funded warrant. The net proceeds from this offering were approximately $188.7 million, after deducting underwriting discounts and commissions and offering expenses. As of February 28, 2025, a total of 1,480,349 of the 2024 Pre-Funded Warrants remained available for exercise.
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
Funding Requirements
As of February 28, 2025, our operations have primarily been funded through the net proceeds from equity offerings of $1.1 billion and proceeds from collaborations of $440.0 million. We do not have any products approved for sale, and we have not generated any revenue from product sales. As of February 28, 2025, we had $549.7 million in cash, cash equivalents and marketable securities.
We expect that our existing cash, cash equivalents and marketable securities are sufficient to meet our cash requirements and continue operating activities, including the clinical trials of our drug candidates bexobrutideg (NX-5948), NX-2127 and NX-1607 and the expansion of our intellectual property portfolio and infrastructure, for at least the next 12 months. We will need substantial additional funding to support our continuing operations and pursue our long-term business plan. We may seek to raise any necessary additional capital through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing and distribution arrangements. Because of the numerous risks and uncertainties associated with the development and commercialization of our drug candidates and the extent to which we may enter into additional collaborations with third parties to participate in their development and commercialization, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated preclinical studies and clinical trials.
In the long term, our ability to support our working capital and capital expenditure requirements will depend on many factors, including the following:
•the progress, costs and results of our ongoing Phase 1 clinical trials for our lead drug candidates bexobrutideg, NX-2127 and NX-1607, and any future clinical development of such drug candidates;
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
Our contractual obligations mostly consist of our operating lease obligations for facilities in San Francisco, California, The Woodlands, Texas and Brisbane, California. Our total operating lease commitments as of February 28, 2025, were approximately $36.3 million, of which $6.8 million is expected to be paid within the next 12 months. In addition, we enter into agreements in the normal course of business with contract research organizations for clinical trials and with vendors for preclinical studies and other services and products for operating purposes, which are generally cancelable upon written notice.
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
Cash flows
Our cash flows are summarized as follows (in thousands):

	Three Months Ended
	February 28, 2025	February 29, 2024
Cash used in operating activities	$(61,087)	$(41,951)
Cash provided by investing activities	25,533	35,513
Cash provided by financing activities	1,473	1,624
Net decrease in cash, cash equivalents and restricted cash	$(34,081)	$(4,814)
Operating activities
Net cash used in operating activities was $61.1 million for the three months ended February 28, 2025 and consisted of a net loss of $56.4 million and an increase in net assets of $14.0 million, offset by non-cash adjustments of $9.3 million. The increase in net assets consisted of a decrease in deferred revenue of $9.8 million as we increased effort in our programs and recognized revenue, a decrease in operating lease liabilities of $1.7 million due to lease payments made during the period, a decrease in accounts payable of $3.2 million from payments to vendors, an increase in prepaid and other assets of $6.3 million primarily due to the recognition of expenses for prepaid services, offset by an increase in accrued expenses and other liabilities of $6.9 million primarily due to the accrual of compensation and other related personnel costs and costs related to our clinical trials. Non-cash adjustments primarily consisted of stock-based compensation expenses of $8.7 million, depreciation and amortization expenses of $2.4 million and amortization of operating lease right-of-use (ROU) assets of $1.8 million, offset by net accretion of discount on marketable securities of $3.6 million.

Net cash used in operating activities was $42.0 million for the three months ended February 29, 2024 and consisted of a net loss of $41.5 million and an increase in net assets of $10.2 million, offset by non-cash adjustments of $9.8 million. The increase in net assets consisted of a decrease in deferred revenue of $12.6 million, which included an increase in contract assets of $2.0 million related to the achievement of a milestone under the Sanofi Agreement, as we increased effort in our programs and recognized revenue, a decrease in operating lease liabilities of $1.5 million due to lease payments made during the period and a decrease in accounts payable of $0.9 million from payments to vendors, offset by an increase in accrued expenses and other liabilities of $3.6 million primarily due to the accrual of compensation and other related personnel costs and a decrease in prepaid and other assets of $1.2 million primarily due to the recognition of expenses for prepaid services. Non-cash adjustments primarily consisted of stock-based compensation expenses of $7.8 million, depreciation and amortization expenses of $2.0 million, amortization of operating lease ROU assets of $1.8 million and net accretion of discount on marketable securities of $1.9 million.
Investing activities
Net cash provided by investing activities was $25.5 million for the three months ended February 28, 2025 and primarily consisted of the maturity of marketable securities of $139.2 million, offset by the purchase of marketable securities of $110.2 million and the purchase of property and equipment of $3.5 million.
Net cash provided by investing activities was $35.5 million for the three months ended February 29, 2024 and consisted of the maturity of marketable securities of $93.2 million, offset by the purchase of marketable securities of $54.8 million and the purchase of property and equipment of $2.9 million.
Financing activities
Net cash provided by financing activities was $1.5 million for the three months ended February 28, 2025 and consisted primarily of proceeds from the issuance of common stock under our Employee Stock Purchase Plan (ESPP).
Net cash provided by financing activities was $1.6 million for the three months ended February 29, 2024 and consisted primarily of proceeds from the issuance of common stock under our ESPP.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our market risks, as of February 28, 2025, have not changed materially from those discussed in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” of Part II of our Annual Report on Form 10-K for the year ended November 30, 2024, filed with the SEC on January 28, 2025.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our President and Chief Executive Officer and our Chief Financial Officer, our principal executive officer and principal accounting and financial officer, respectively, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act) as of February 28, 2025.
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our President and Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of February 28, 2025.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended February 28, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we may be involved in legal proceedings arising in the ordinary course of our business. We are not presently a party to any legal proceedings that, in the opinion of management, would have a material adverse effect on our business or condensed financial statements. Regardless of outcome, litigation can have an adverse impact on us due to defense and settlement costs, diversion of management resources, negative publicity and reputational harm and other factors.
Item 1A. Risk Factors
Investing in our common stock involves a high degree of risk. Before making your decision to invest in shares of our common stock, you should carefully consider the risks and uncertainties described below, together with all of the other information contained in this Quarterly Report on Form 10-Q, including our condensed financial statements and related notes and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We cannot assure you that any of the events described below will not occur. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of or that we deem immaterial may also become important factors that adversely affect our business. If any of the following risks occur, our business, financial condition, results of operations, and future prospects could be materially and adversely affected. In that event, the trading price of our common stock could decline, and you could lose all or part of your investment.
Risks Related to Our Financial Position and Need for Additional Capital
We have incurred significant losses since our inception. We expect to incur losses over at least the next several years and may never achieve or maintain profitability.
Our net loss was $193.6 million for the fiscal year ended November 30, 2024, and $56.4 million for the three months ended February 28, 2025. As of February 28, 2025, we had an accumulated deficit of $795.1 million. To date, we have not generated any revenue from product sales and have financed our operations primarily through our collaborations and sales of our equity interests. We are in the early stages of development of our drug candidates. Our lead drug candidates, bexobrutideg (NX-5948), NX-2127 and NX-1607, are in the early stages of clinical development. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We anticipate that our operating expenses and capital expenditure requirements will increase substantially if and as we:
•increase enrollment in and further develop our drug candidates bexobrutideg, NX-2127 and NX-1607 through Phase 1 clinical trials;
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
We are in the early stages of clinical development of our lead drug candidates bexobrutideg (NX-5948), NX-2127 and NX-1607. We expect that it will be many years, if ever, before we have a drug candidate ready for commercialization. We may never succeed in these activities and, even if we do, may never generate revenues that are significant enough to achieve profitability. To become and remain profitable, we must succeed in developing, obtaining marketing approval for and commercializing products that generate significant revenue. This will require us to be successful in a range of challenging activities, including completing preclinical testing and clinical trials of our drug candidates, discovering additional drug candidates, establishing and maintaining arrangements with third parties for the manufacture of clinical supplies of our drug candidates, obtaining marketing approval for our drug candidates and manufacturing, marketing, selling and obtaining reimbursement for any products for which we may obtain marketing approval.
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
We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we conduct our Phase 1 clinical trials of bexobrutideg (NX-5948), NX-2127 and NX-1607 and any future development of our drug candidates, grow our pipeline of drug candidates, expand the breadth of our DEL-AI platform, continue research and development and initiate additional clinical trials of and potentially seek marketing approval for our lead programs and other drug candidates. In addition, if we obtain marketing approval for any of our drug candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, reimbursement and sales and distribution. Furthermore, we expect to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we may be required to delay, limit, reduce or terminate our research, product development programs or any future commercialization efforts or grant rights to develop and market drug candidates that we otherwise would prefer to develop and market ourselves.
We had cash, cash equivalents and marketable securities of $549.7 million as of February 28, 2025. We believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our operating expenses and capital expenditure requirements through at least the next 12 months. However, our future capital requirements and the period for which we expect our existing resources to support our operations may vary significantly from what we expect, and we may need to seek additional funds sooner than planned. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans. Our future capital requirements will depend on many factors, including:
•the progress, costs and results of our Phase 1 clinical trials for bexobrutideg, NX-2127 and NX-1607 and any future clinical development of such drug candidates;
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

Risks Related to the Discovery and Development of Our Drug Candidates
We are early in our development efforts. Our lead drug candidates, bexobrutideg (NX-5948), NX-2127 and NX-1607, are in the early stages of clinical development. If we are unable to advance our drug candidates through clinical development, develop, obtain regulatory approval for and commercialize our drug candidates or experience significant delays in doing so, our business may be materially harmed.
We are early in our development efforts. Our lead drug candidates, bexobrutideg (NX-5948), NX-2127 and NX-1607, are in the early stages of clinical development and their risk of failure is high. We have invested substantially all of our efforts and financial resources in building our DEL-AI platform, in the identification and preclinical development of our current drug candidates and in the preparation for and initiation of Phase 1 clinical trials for our lead drug candidates, as well as the preparation to advance bexobrutideg into a Phase 2 clinical trial, anticipated in 2025. Our ability to generate revenue from product sales, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of one or more of our drug candidates. The success of our drug candidates will depend on several factors, including the following:
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
We believe that our targeted protein degrader drug candidates may offer an improved therapeutic approach by removing the disease-causing proteins instead of simply inhibiting their activities. However, the scientific research that forms the basis of our efforts to develop our targeted protein degrader drug candidates is ongoing and the scientific evidence to support the feasibility of developing targeted protein degrader-based therapeutic treatments is both preliminary and limited. Further, certain patients have shown inherent (primary) resistance to approved BTK inhibitors and other patients have developed acquired (secondary) resistance to these inhibitors. Both bexobrutideg (NX-5948) and NX-2127 degrade BTK with mutations that confer resistance to currently marketed BTK inhibitors, and we believe that preliminary data from our ongoing Phase 1 trials of bexobrutideg and NX-2127 may provide evidence of clinical benefit to patients with such resistance mutations. However, any inherent primary or acquired secondary resistance to our BTK degraders in patients would prevent or diminish their clinical benefit.
We are in the early stages of clinical development of bexobrutideg and NX-2127 and we currently have limited safety data of bexobrutideg and NX-2127 in humans. Although some of our drug candidates have produced observable results in animal studies, these drug candidates may not demonstrate the same chemical and pharmacological properties in humans, and may interact with human biological systems in unforeseen, ineffective or harmful ways. As such, there may be adverse effects from treatment with any of our current or future drug candidates that we cannot predict at this time.
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
Further, cancer therapies sometimes are characterized as first-line, second-line or third-line, and the FDA often approves new therapies initially only for third-line or later use, meaning for use after two or more other treatments have failed. When cancer is detected early enough, first-line therapy, usually chemotherapy, hormone therapy, immunotherapy, radiation therapy, surgery, targeted therapy or a combination of these, is sometimes adequate to cure the cancer or prolong life without a cure. Second- and third-line therapies are administered to patients when prior therapy was ineffective. Our current and planned clinical trials for our drug candidates bexobrutideg, NX-2127 and NX-1607 are and will be with patients who have received one or more prior treatments. Subsequently, for those drug candidates that prove to be sufficiently beneficial, if any, we may seek approval potentially as a first-line therapy, but any drug candidates we develop, even if approved, may not be approved for first-line therapy, and, prior to any such approvals, we may have to conduct additional clinical trials.
If serious adverse events, undesirable side effects or unexpected characteristics are identified during the development of any drug candidates we may develop, we may need to abandon or limit our further clinical development of those drug candidates.
We have recently begun to evaluate our lead drug candidates in human clinical trials, and there have been very few clinical trials to date involving small molecule drug candidates designed to control cellular protein levels through targeted protein degradation. It is impossible to predict when or if any drug candidates we may develop will prove safe in humans. There is a limited safety data set for the effects of bexobrutideg (NX-5948), NX-2127 and NX-1607 in animals and we only recently have begun to test the safety of our drug candidates in humans. There can be no assurance that our current drug candidates or any future drug candidate will not cause undesirable side effects. Unforeseen side effects from our drug candidates could arise at any time during preclinical or clinical development.
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
The results of preclinical studies may not be predictive of the results of clinical trials, and the results of any early-stage clinical trials we commence may not be predictive of the results of the later-stage clinical trials or when these trials are completed. In addition, initial success in clinical trials may not be indicative of results obtained when such trials are completed. In particular, the small number of patients in our planned early clinical trials may make the results of these trials less predictive of the outcomes of later clinical trials. For example, even if successful, the results of our initial clinical trials for bexobrutideg (NX-5948), NX-2127 and NX-1607 may not be predictive of the results of further clinical trials of these drug candidates or any of our other drug candidates. Moreover, preclinical and clinical data often are susceptible to varying interpretations and analyses, and many companies that have believed their drug candidates performed satisfactorily in preclinical studies and clinical trials nonetheless have failed to obtain marketing approval of their products. Our future clinical trials may not ultimately be successful or support further clinical development of any of our drug candidates. There is a high failure rate for drug candidates proceeding through clinical trials. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in clinical development even after achieving encouraging results in earlier studies and clinical trials. Any such setbacks in our clinical development could materially harm our business, results of operations, financial condition and prospects.
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
We may not be able to initiate or continue clinical trials for our drug candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or similar regulatory authorities outside of the United States. In particular, we are currently conducting Phase 1 clinical trials for each of our lead drug candidates, bexobrutideg (NX-5948), NX-2127 and NX-1607, and we expect to initiate a Phase 2 clinical trial of bexobrutideg in 2025. We cannot predict how difficult it will be to enroll patients for these trials. Therefore, our ability to identify and enroll eligible patients for our bexobrutideg, NX-2127 and NX-1607 clinical trials may be limited or may result in slower enrollment than we anticipate. In addition, some of our competitors have ongoing clinical trials for drug candidates that treat the same indications as our drug candidates, and patients who otherwise would be eligible for our planned clinical trials instead may enroll in clinical trials of our competitors’ drug candidates. Moreover, the size of the relevant patient populations for the diseases that our lead drug candidates target is small, and as more companies begin to focus attention and resources on drug candidates to treat the same indications as our drug candidates, we may experience delays or be unable to successfully recruit and enroll a sufficient number of eligible patients in our clinical trials. Patient enrollment is affected by other factors including:
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
We rely on third-party contract research organizations (CROs) to conduct our Phase 1 clinical trial programs for bexobrutideg (NX-5948), NX-2127 and NX-1607 and we will rely on third-party CROs to conduct any clinical trials for other drug candidates. Agreements with these CROs might terminate for a variety of reasons, including for such CRO’s failure to perform. Entry into alternative arrangements, if necessary, could significantly delay our product development activities.
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
We obtain certain chemical or biological intermediates in the synthesis of our drug candidates and natural health products (NHPs) for toxicology testing in countries affected by macroeconomic events and conditions, including inflation, interest rate fluctuations, uncertainty with respect to the federal budget and debt ceiling and potential government shutdowns related thereto, increasing financial market volatility and uncertainty, the impact of war or military conflict, including regional conflicts around the world, and public health pandemics. Supply chain disruptions and delays as a result of any new tariff policies or trade restrictions could also negatively impact our cost of materials and production processes. For example, during the prior Trump administration, increased tariffs were implemented on goods imported into the United States, particularly from China, Canada, and Mexico. On February 1, 2025, the United States imposed a 25% tariff on imports from Canada and Mexico, which were subsequently suspended for a period of one month, and a 10% additional tariff on imports from China, and on April 2, 2025, the United States announced a baseline 10% tariff on all foreign goods, with goods imported from specified nations, including China and those in the European Union, taxed at higher rates. If we are unable to obtain these chemical or biological intermediates or NHPs in sufficient quantity and in a timely manner due to disruptions in the global supply chain caused by macroeconomic events and conditions, the development, testing and clinical trials of that drug candidate may be delayed or infeasible, and regulatory approval or commercial launch of any resulting product may be delayed or not obtained, which could significantly harm our business.
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
As we continue to develop and, if approved, commercialize our current and future drug candidates, competitors or other third parties may claim that our technology infringes, misappropriates or otherwise violates their intellectual property rights. There are and may in the future be additional U.S. and foreign-issued patents and pending patent applications owned by third parties in the fields in which we are pursuing drug candidates. For example, we are aware of a patent owned by a third party with a claim that covers many potential targeted protein degraders. This patent may be alleged to cover one or more of our targeted protein degrader drug candidates, including our bexobrutideg (NX-5948) and NX-2127 drug candidates. While we believe that we have valid defenses against any assertion of such patent against us, such defenses may be unsuccessful. If we are unsuccessful and any of our targeted protein degrader drug candidates is found to infringe this patent, we could be required to obtain a license to such patent or forced to permanently cease developing, manufacturing, marketing and commercializing the infringing targeted protein degrader drug candidate. We may not be able to obtain any required license on commercially reasonable terms or at all, and even if we were able to obtain a license, it could be non-exclusive, thereby giving the licensor and other third parties the right to use the same technologies licensed to us, and it could require us to make substantial licensing, royalty and other payments. We also could be forced, including by court order, to permanently cease developing, manufacturing, marketing and commercializing the drug candidate. In addition, we could be found liable for significant monetary damages, including treble damages and attorneys’ fees, if we are found to have willingly infringed any such patent. Even if we were ultimately to prevail, any litigation could require us to divert substantial financial and management resources that we would otherwise be able to devote to our business.
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

During the course of any intellectual property litigation, there could be public announcements of the initiation of the litigation as well as results of hearings, rulings on motions and other interim proceedings or developments in the litigation. If securities analysts or investors regard these announcements as negative, the perceived value of our existing drug candidates, approved products, programs or intellectual property could be diminished. Accordingly, the market price of shares of our common stock may decline. Such announcements could also harm our reputation or the market for our drug candidates, which could have a material adverse effect on our business.
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
We have received Fast Track designation for bexobrutideg (NX-5948) and may seek Fast Track designation for other drug candidates in the future. Fast Track designation may not lead to faster development or regulatory review or approval process, and it does not increase the likelihood that our drug candidates will receive marketing approval.
In January 2024, the FDA granted Fast Track designation for bexobrutideg (NX-5948) in the United States for the treatment of adult patients with relapsed or refractory CLL or small lymphocytic lymphoma after at least two lines of therapy, including a BTK inhibitory and a B-cell lymphoma 2 inhibitor, and in December 2024, the FDA granted Fast Track designation for bexobrutideg in the United States for the treatment of adult patients with relapsed or refractory Waldenström macroglobulinemia after at least two lines of therapy, including a BTK inhibitor. As part of our business strategy, we may also seek Fast Track designation for other of our drug candidates. Programs with Fast Track designation may be eligible for more frequent interactions with the FDA, and, if relevant criteria are met, eligibility for Accelerated Approval and Priority Review. Fast Track designation applies to the drug candidate and the specific indication for which it is being studied. The FDA has broad discretion whether or not to grant this designation, so even if we believe a particular drug candidate is eligible for this designation, we cannot guarantee that the FDA would decide to grant it. If a drug candidate receives Fast Track designation but does not continue to meet the criteria for Fast Track designation, or if our clinical trials are delayed, suspended or terminated, or put on clinical hold due to unexpected adverse events or issues with clinical supply, we will not receive the benefits associated with the Fast Track program.
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

We have received Orphan Drug Designation for bexobrutideg (NX-5948) and may seek Orphan Drug Designation for other drug candidates in the future. If we decide to seek Orphan Drug Designation or other designations from regulators for any of our other or future drug candidates, we may be unsuccessful or may be unable to maintain the benefits associated with these designations, including the potential for supplemental market exclusivity associated with an Orphan Drug Designation.
In March 2025, the FDA granted Orphan Drug Designation to bexobrutideg (NX-5948) for the treatment of Waldenström macroglobulinemia. As part of our business strategy, we may also seek Orphan Drug Designation or other designations from regulators for other of our current or future drug candidates. Regulatory authorities in some jurisdictions, including the United States, EU and European Economic Area (EEA), Switzerland and the UK, may designate drugs or biological products for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may grant orphan designation to a drug or biological product intended to treat a rare disease or condition, defined as a disease or condition with a patient population of fewer than 200,000 in the United States, or a patient population greater than 200,000 in the United States when there is no reasonable expectation that the cost of developing and making available the drug in the United States will be recovered from sales in the United States for that drug or biological product. In the United States, Orphan Drug Designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user-fee waivers. After the FDA grants Orphan Drug Designation, the identity of the drug or biological product and its potential orphan use are disclosed publicly by the FDA. Orphan Drug Designation does not convey any advantage in, or shorten the duration of, the regulatory review process.
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
Disruptions at the FDA may slow the time necessary for new products to be reviewed and/or approved, which would adversely affect our business. In addition, there is substantial uncertainty regarding new initiatives and how these might impact the FDA, its implementation of laws, regulations, policies and guidance and its personnel. Similar initiatives may also be directed toward other government agencies. These initiatives could prevent, limit or delay development and regulatory approval of our product candidates, which would adversely affect our business.
Disruptions at the FDA may slow the time necessary for new products to be reviewed and/or approved, which would adversely affect our business. Changes in FDA staffing could result in delays in the FDA’s responsiveness or in its ability to review submissions or applications, issue regulations or guidance, or implement or enforce regulatory requirements in a timely fashion or at all. If any legislation, executive orders, or lapses in agency funding impose constraints on the FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted.

Similar consequences would also result in the event of another significant shutdown of the federal government. For example, in 2025, the U.S. government was on the verge of a shutdown and has previously shut down several times, and certain regulatory agencies, such as the FDA, had to furlough critical employees and stop critical activities. If a prolonged government shutdown occurs, or if geopolitical or global health concerns prevent the FDA from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns or delays could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.
FDA-regulated industries, such as ours, face uncertainty with regard to the regulatory environment we will face as we proceed with research and development, and possibly in future commercialization. Some of these efforts have manifested to date in the form of FDA reductions in workforce or other personnel measures that could impact the FDA’s ability to hire and retain key personnel, which could result in delays or limitations on our ability to obtain guidance from the FDA on our product candidates in development and obtain the requisite regulatory approvals in the future. Moreover, additional changes to budget and staffing of other governmental agencies, including but not limited to those within the Department of Health and Human Services, could affect development activities such as enrollment and conduct of clinical trials.
There remains general uncertainty regarding future activities. New executive orders, regulations, policies or guidance could be issued or promulgated that adversely affect us or create a more challenging or costly environment to pursue the development of new therapeutic products. Alternatively, state governments may attempt to address or react to changes at the federal level with changes to their own regulatory frameworks in a manner that is adverse to our operations. If we become negatively impacted by future governmental orders, regulations, policies or guidance, there could be a material adverse effect on us and our business.
Further, in connection with new initiatives, the FDA’s and other regulatory authorities’ policies may change, and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our drug candidates. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained, and we may not achieve or sustain profitability. We also cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation, judicial or administrative or executive action, either in the United States or abroad.
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

To date, there have been several U.S. congressional inquiries and proposed and enacted state and federal legislation and regulations designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient support programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. Most notably, the Inflation Reduction Act (IRA), which was signed into law on August 16, 2022, allows Medicare to: beginning in 2026, establish a “maximum fair price” for a fixed number of pharmaceutical and biological products covered under Medicare Parts B and D following a price negotiation process with the Centers for Medicare and Medicaid Services (CMS); and, beginning in 2023, penalize drug companies that raise prices for products covered under Medicare Parts B and D faster than inflation, among other reforms. The CMS has taken a number of steps to implement the IRA, including: on August 29, 2023, releasing the initial list of ten drugs subject to price negotiations; on August 15, 2024, releasing the negotiated maximum prices for such drugs that will be effective beginning in 2026; on October 2, 2024, releasing final guidance outlining the process for the second round of price negotiations for products subject to the “maximum fair price” provision; and on December 20, 2024, releasing a list of 64 Medicare Part B products that had an adjusted coinsurance rate based on the inflationary rebate provisions of the IRA for the time period of January 1, 2025 to March 31, 2025.
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
As our development and commercialization plans and strategies develop, and as we continue our transition into operating as a public company, we expect to expand our employee base for managerial, operational, financial and other resources. In addition, we have limited experience in product development. We filed our first IND in December 2020 and currently have three drug candidates in ongoing Phase 1 trials, and expect to advance our drug candidate bexobrutideg (NX-5948) to a Phase 2 clinical trial in 2025. As our drug candidates enter and advance through preclinical studies and clinical trials, we will need to expand our development, regulatory and manufacturing capabilities or contract with other organizations to provide these capabilities for us. In the future, we expect to have to manage additional relationships with collaborators or partners, suppliers and other organizations. Our ability to manage our operations and future growth will require us to continue to improve our operational, financial and management controls, reporting systems and procedures. We may not be able to implement improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls. Our inability to successfully manage our growth and expand our operations could have a material and adverse effect on our business, financial condition, results of operations and prospects.
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
In particular, laws and regulations governing the privacy of health information, such as HIPAA, establish privacy and security standards that limit the use and disclosure of individually identifiable health information, or protected health information, and require the implementation of administrative, physical and technological safeguards to protect the privacy of protected health information and ensure the confidentiality, integrity and availability of electronic protected health information. Determining how protected health information may be used, shared or processed in compliance with applicable privacy standards and our contractual obligations can be complex and may be subject to changing interpretation. Further, if we fail to comply with applicable privacy laws, we could face civil and criminal penalties, or claims for breach of contract. The HHS has enforcement discretion for HIPAA, and any enforcement activity can result in financial liability and reputational harm, and responses to such enforcement activity can consume significant internal resources. On April 22, 2024, OCR issued a Final Rule, the HIPAA Privacy Rule to Support Reproductive Health Care Privacy, which is intended to strengthen the HIPPA Privacy Rule by prohibiting the disclosure of protected health information related to lawful reproductive healthcare in certain circumstances.

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
Personal information privacy remains an evolving landscape at both the U.S. state and international level, with new regulations coming into effect. For example, the CCPA, which came into effect on January 1, 2020, and was amended and expanded by the California Privacy Rights Act (CPRA) as of January 1, 2023, provides California residents expanded privacy rights, including the right to request correction, access, and deletion of their personal information, the right to opt out of certain personal information sharing, and the right to receive detailed information about how their personal information is processed, including by California residents’ employers. Additionally, the CCPA, requires companies that process personal information of California residents to make disclosures to consumers about their data collection, use and sharing practices, allow consumers to opt out of certain data sharing with third parties, complete certain audits and assessments when processing higher risk data and provide a private right of action for data breaches, as described above. Although the CCPA includes limited exceptions—including exceptions for personal health information collected by covered entities or business associates subject to HIPAA, the CCPA may regulate or impact our processing of personal information depending on the context. Failure to comply with the CCPA may result in significant civil penalties, injunctive relief, or statutory or actual damages as determined by the California Privacy Protection Agency, the state agency that is charged with creating new rules and enforcing the CCPA, and the California Attorney General, who also still maintains some CCPA enforcement powers. Notably, following California’s lead, over a third of other U.S. states enacted or proposed privacy laws that contain obligations similar to the CCPA and CPRA that have taken effect or will take effect in coming years. In addition, a comprehensive federal privacy bill, which includes a private right of action for violations, has been proposed and is under review by the U.S. House of Representatives. While these new laws and proposals generally include exemptions for HIPAA-covered data and clinical trial data, they add layers of complexity to compliance in the U.S. market and could increase our compliance costs and adversely affect our business. Compliance with this new and evolving privacy legislation adds complexity and may require investment in additional resources for compliance programs, thus potentially result in additional costs and expense of resources to maintain compliance.
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
We have incurred substantial losses during our history, do not expect to become profitable in the near future and may never achieve profitability. As of November 30, 2024, we had federal and state net operating loss (NOL) carryforwards of approximately $269.3 million and $418.7 million, respectively. To the extent we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, subject to the restrictions and exceptions described below. Federal NOLs generated in tax years beginning on or before December 31, 2017, may be carried forward 20 tax years and expire on various dates beginning in 2029. Under current law, NOLs arising in tax years beginning after December 31, 2017, may be carried forward indefinitely, but are limited to no more than 80% of the excess, if any, of current year taxable income (without regard to certain deductions). Our state NOLs can be carried forward 20 years and begin expiring in 2029.

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
We may be exposed to foreign exchange risk.
We incur portions of our expenses, and may in the future derive revenues, in a variety of currencies. As a result, we may be exposed to foreign currency exchange risk as our results of operations and cash flows are subject to fluctuations in foreign currency exchange rates. If in the future we incur greater portions of our expenses, or derive future revenues, from foreign currencies, fluctuations in currency exchange rates could have an impact on our results as expressed in U.S. dollars. In addition, recent actions taken by the U.S. government may further impact the value of the U.S. dollar relative to other currencies, which may have the result of increasing the portions of our expenses which are realized in other currencies. We currently do not engage in hedging transactions to protect against uncertainty in future exchange rates between particular foreign currencies and the U.S dollar. We cannot predict the impact of foreign currency fluctuations, and foreign currency fluctuations in the future may adversely affect our business, financial condition, results of operations and prospects.

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
As of February 28, 2025, we have issued pre-funded warrants to purchase a total of 8,315,020 shares of our common stock, of which 7,577,909 were outstanding as of February 28, 2025. Each pre-funded warrant is exercisable for $0.001 per share of common stock underlying such pre-funded warrant, which may be paid by way of a cashless exercise, meaning that the holder may not pay a cash purchase price upon exercise, but instead would receive upon such exercise the net number of shares of common stock determined according to the formula set forth in the pre-funded warrant. Accordingly, we will not receive a significant amount, or potentially any, additional funds upon the exercise of the pre-funded warrants. To the extent such pre-funded warrants are exercised, additional shares of common stock will be issued for nominal or no additional consideration, which will result in substantial dilution to the then existing holders of our common stock and will increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of the common stock, causing our stock price to decline.
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
We no longer qualify as a “smaller reporting company” and we may no longer take advantage of the reduced disclosure and reporting requirements applicable to smaller reporting companies.
Based on the market value of our common stock held by our non-affiliates as of May 31, 2024, we no longer qualify as a “smaller reporting company” as defined by the SEC effective November 30, 2024. Therefore, beginning with this quarterly report on Form 10-Q for the fiscal quarter ending February 28, 2025, we are no longer be eligible to rely on the reduced disclosure and reporting requirements applicable to smaller reporting companies. Moreover, we chose not to take advantage of the reduced disclosure and reporting requirements applicable to smaller reporting companies starting with our Annual Report on Form 10-K for the fiscal year ended November 30, 2024. Any failure to comply with the increased disclosure and reporting requirements could have an adverse effect on our business, financial condition and results of operations.
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
None.
Unregistered Sales of Equity Securities
None.
Purchases of Equity Securities by Issuers and Affiliated Purchasers
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
(a) Entry into a Material Definitive Agreement
On February 21, 2025, the Company entered into a sublease agreement (the Brisbane Lease) with Janssen Research & Development, LLC (Janssen) and HCP LS Brisbane, LLC, effective as of February 21, 2025, to sublease from Janssen approximately 159,959 square feet of office space located at 1600 Sierra Point Parkway, Brisbane, California for a research and development laboratory and office space. The commencement date of the Brisbane Lease is expected to be in the first half of 2025, and the lease will expire on September 30, 2031, unless terminated earlier. Future minimum lease payments under the Brisbane Lease total $44.6 million, which does not include the payment of additional rent to cover the Company’s share of annual operating and tax expenses and utilities costs for the building.
The foregoing description of the Brisbane Lease does not purport to be complete and is qualified in its entirety by reference to the full text of the Brisbane Lease, a copy of which has been filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q and is incorporated by reference herein.

(c) Director and Section 16 Officer Rule 10b5-1 Trading Arrangements
On February 14, 2025, Christine Ring, Chief Legal Officer of the Company, entered into a prearranged trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended (the Ring Plan), providing for the potential sale of up to 134,160 shares of the Company’s common stock issuable upon the exercise of option awards granted to Dr. Ring under the Company’s 2012 Equity Incentive Plan and 2020 Equity Incentive Plan, so long as the market price of the Company’s common stock is higher than certain minimum threshold prices specified in the Ring Plan. A portion of the shares are expected to be sold in the market to cover the exercise price and taxes associated with the exercise of the options. The remaining shares underlying the options will be sold in the open market at the times and prices specified in the Ring Plan. The first potential sale date under the Ring Plan is May 16, 2025. The Ring Plan expires on January 30, 2026, or upon the earlier completion of all authorized transactions thereunder.
No other director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K, during the three months ended February 28, 2025.

Item 6. Exhibits

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

10.1*†	Sublease Agreement, dated as of February 21, 2025, between Janssen Research & Development, LLC and the Registrant					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1‡	Certification of Principal Executive Officer and Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	Inline XBRL Instance Document - the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File (formatted as Inline XBRL and included in exhibit 101)					X

*	Registrant has omitted portions of the exhibit as permitted under Item 601(b)(10) of Regulation S-K.
†	Registrant has omitted certain schedules pursuant to Item 601(a)(5) of Regulation S-K.
‡	The certifications furnished in Exhibits 32.1 hereto are deemed to accompany this Quarterly Report on Form 10-Q and are not deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall they be deemed incorporated by reference into any filing under the Securities Act of the Exchange Act.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NURIX THERAPEUTICS, INC.

Date: April 8, 2025	By:	/s/ ARTHUR T. SANDS
Arthur T. Sands, M.D., Ph.D.
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: April 8, 2025	By:	/s/ HANS VAN HOUTE
Hans van Houte
Chief Financial Officer (Principal Financial and Accounting Officer)