Form 10-Q
period 2025-05-31
Nurix Therapeutics, Inc.
filed 2025-07-09
CIK 1549595

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________________________________________________________
FORM 10-Q
______________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2025
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 30, 2025, the Registrant had 76,449,355 shares of common stock, $0.001 par value per share, outstanding.

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
In some cases, you can identify forward-looking statements by such terminology as “believe,” “may,” “will,” “potentially,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “plan,” “expect” and similar expressions that convey uncertainty of future events or outcomes, although not all forward-looking statements contain these words. Forward-looking statements include, but are not limited to, statements about:
•the timing and conduct of our clinical trial programs for our lead drug candidates bexobrutideg (NX-5948), zelebrudomide (NX-2127) and NX-1607 and other drug candidates, including statements regarding the timing of data and anticipated announcements, the selection of new development candidates and the initiation of clinical trials;
•the timing of, and our ability to obtain, marketing approvals for our lead drug candidates bexobrutideg, zelebrudomide and NX-1607 and other drug candidates;
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
•We are early in our development efforts. Our lead drug candidates, bexobrutideg (NX-5948), zelebrudomide (NX-2127) and NX-1607, are in the early stages of clinical development. If we are unable to advance our drug candidates through clinical development, develop, obtain regulatory approval for and commercialize our drug candidates or experience significant delays in doing so, our business may be materially harmed.
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
•If we seek or obtain Orphan Drug Designation or other designations from regulators for any of our current or future drug candidates, we may be unsuccessful or may be unable to maintain the benefits associated with these designations, including the potential for supplemental market exclusivity associated with an Orphan Drug Designation.
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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
NURIX THERAPEUTICS, INC.
CONDENSED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

	May 31, 2025	November 30, 2024
Assets
Current assets:
Cash and cash equivalents	$84,260	$109,997
Marketable securities, current	401,521	499,586
Accounts receivable	19,000	—
Prepaid expenses and other current assets	10,549	9,804
Total current assets	515,330	619,387
Operating lease right-of-use assets	50,214	28,139
Property and equipment, net	18,773	17,757
Restricted cash	901	901
Other assets	6,337	3,159
Total assets	$591,555	$669,343
Liabilities and stockholdersʼ equity
Current liabilities:
Accounts payable	$5,954	$11,482
Accrued expenses and other current liabilities	37,005	37,994
Operating lease liabilities, current	5,235	8,014
Deferred revenue, current	27,420	38,364
Total current liabilities	75,614	95,854
Operating lease liabilities, net of current portion	46,696	20,289
Deferred revenue, net of current portion	21,642	26,207
Total liabilities	143,952	142,350
Commitments and contingencies (Note 6)
Stockholdersʼ equity:
Preferred stock, $0.001 par value— 10,000,000 shares authorized as of May 31, 2025 and November 30, 2024; no shares issued and outstanding as of May 31, 2025 and November 30, 2024	—	—
Common stock, $0.001 par value— 500,000,000 shares authorized as of May 31, 2025 and November 30, 2024; 76,433,664 and 75,870,718 shares issued and outstanding as of May 31, 2025 and November 30, 2024, respectively	76	76
Additional paid-in capital	1,286,131	1,265,536
Accumulated other comprehensive income (loss)	(20)	150
Accumulated deficit	(838,584)	(738,769)
Total stockholdersʼ equity	447,603	526,993
Total liabilities and stockholdersʼ equity	$591,555	$669,343
The accompanying notes are an integral part of these unaudited condensed financial statements.

NURIX THERAPEUTICS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended May 31,		Six Months Ended May 31,
	2025	2024	2025	2024
Revenue:
Collaboration revenue	$14,056	$12,092	$32,509	$28,677
License revenue	30,000	—	30,000	—
Total revenue	44,056	12,092	62,509	28,677
Operating expenses:
Research and development	78,096	48,922	147,759	98,927
General and administrative	14,282	11,710	25,936	23,509
Total operating expenses	92,378	60,632	173,695	122,436
Loss from operations	(48,322)	(48,540)	(111,186)	(93,759)
Interest and other income, net	5,618	4,084	12,131	7,875
Loss before income taxes	(42,704)	(44,456)	(99,055)	(85,884)
Provision for income taxes	760	90	760	180
Net loss	$(43,464)	$(44,546)	$(99,815)	$(86,064)
Net loss per share, basic and diluted	$(0.52)	$(0.71)	$(1.19)	$(1.47)
Weighted-average number of shares outstanding, basic and diluted	83,882,477	62,377,551	83,723,403	58,660,900
The accompanying notes are an integral part of these unaudited condensed financial statements.

NURIX THERAPEUTICS, INC.
CONDENSED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended May 31,		Six Months Ended May 31,
	2025	2024	2025	2024
Net loss	$(43,464)	$(44,546)	$(99,815)	$(86,064)
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on available-for-sale marketable securities	(246)	215	(170)	520
Total comprehensive loss	$(43,710)	$(44,331)	$(99,985)	$(85,544)
The accompanying notes are an integral part of these unaudited condensed financial statements.

NURIX THERAPEUTICS, INC.
CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)
(unaudited)

	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Shares	Amount
Balance as of November 30, 2023	48,718,552	$49	$746,299	$(655)	$(545,200)	$200,493
Exercise of stock options	75,362	—	355	—	—	355
Vesting of restricted stock units	171,030	—	—	—	—	—
Vesting of early exercised stock options	—	—	21	—	—	21
Repurchase of unvested early exercised stock	(1,548)	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	173,558	—	1,269	—	—	1,269
Stock-based compensation	—	—	7,823	—	—	7,823
Unrealized gain on available-for-sale marketable securities	—	—	—	305	—	305
Net loss	—	—	—	—	(41,518)	(41,518)
Balance as of February 29, 2024	49,136,954	49	755,767	(350)	(586,718)	168,748
Issuance of common stock and pre-funded warrants in connection with equity financing, net of issuance costs of $12,518	11,916,667	12	188,720	—	—	188,732
Issuance of common stock in “at the market” financing, net of issuance costs of $1,684	3,194,809	3	48,466	—	—	48,469
Exercise of stock options	24,108	—	216	—	—	216
Vesting of restricted stock units	83,997	—	—	—	—	—
Vesting of early exercised stock options	—	—	12	—	—	12
Stock-based compensation	—	—	8,847	—	—	8,847
Unrealized gain on available-for-sale marketable securities	—	—	—	215	—	215
Net loss	—	—	—	—	(44,546)	(44,546)
Balance as of May 31, 2024	64,356,535	$64	$1,002,028	$(135)	$(631,264)	$370,693

	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Shares	Amount
Balance as of November 30, 2024	75,870,718	$76	$1,265,536	$150	$(738,769)	$526,993
Exercise of stock options	37,428	—	221	—	—	221
Vesting of restricted stock units	242,923	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	83,730	—	1,252	—	—	1,252
Stock-based compensation	—	—	8,726	—	—	8,726
Unrealized gain on available-for-sale marketable securities	—	—	—	76	—	76
Net loss	—	—	—	—	(56,351)	(56,351)
Balance as of February 28, 2025	76,234,799	76	1,275,735	226	(795,120)	480,917
Exercise of stock options	1,233	$—	6	—	—	6
Vesting of restricted stock units	197,632	$—	—	—	—	—
Stock-based compensation	—	$—	10,390	—	—	10,390
Unrealized loss on available-for-sale marketable securities	—	$—	—	(246)	—	(246)
Net loss	—	$—	—	—	(43,464)	(43,464)
Balance as of May 31, 2025	76,433,664	$76	$1,286,131	$(20)	$(838,584)	$447,603
The accompanying notes are an integral part of these unaudited condensed financial statements.

NURIX THERAPEUTICS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended May 31,
	2025	2024
Cash flows from operating activities
Net loss	$(99,815)	$(86,064)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,592	4,375
Stock-based compensation	19,107	16,667
Net accretion of discount on marketable securities	(6,258)	(4,089)
Amortization of operating lease right-of-use assets	4,633	3,604
Changes in operating assets and liabilities:
Accounts receivable	(19,000)	—
Prepaid expenses and other assets	(2,962)	1,337
Accounts payable	(5,888)	(3,471)
Deferred revenue	(15,509)	(7,677)
Operating lease liabilities	(3,080)	(3,092)
Accrued expenses and other current liabilities	(68)	(3,246)
Net cash used in operating activities	(124,248)	(81,656)
Cash flows from investing activities
Purchases of marketable securities	(178,351)	(279,921)
Maturities of marketable securities	281,543	189,185
Purchases of property and equipment	(6,160)	(4,821)
Net cash provided by (used in) investing activities	97,032	(95,557)
Cash flows from financing activities
Proceeds from exercise of stock options	227	571
Proceeds from issuance of common stock under employee stock purchase plan	1,252	1,269
Proceeds from issuances of common stock and pre-funded warrants in equity financing, net of issuance costs	—	188,902
Proceeds from issuances of common stock in “at the market” financing, net of issuance costs	—	48,649
Repurchase of unvested early exercised stock options	—	(15)
Net cash provided by financing activities	1,479	239,376
Net (decrease) increase in cash, cash equivalents and restricted cash	(25,737)	62,163
Cash, cash equivalents and restricted cash at beginning of period	110,898	55,528
Cash, cash equivalents and restricted cash at end of period	$85,161	$117,691
Supplemental disclosures of non-cash investing and financing activities:
Additions to property and equipment included in accounts payable and accrued expenses and other current liabilities	$1,082	$1,932
Right-of-use assets recognized in exchange for lease obligations	$26,708	$1,297
Deferred issuance costs included in accrued expenses and other current liabilities	$—	$170
Deferred issuance costs recognized related to the “at the market” financing	$—	$180
Vesting of early exercised stock options	$—	$33

	As of May 31,
	2025	2024
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$84,260	$116,790
Restricted cash	901	901
Total cash, cash equivalents and restricted cash	$85,161	$117,691
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

On October 31, 2024, the Company entered into Amendment No. 2 to the Equity Distribution Agreement (as amended, the Second Amended Equity Distribution Agreement), pursuant to which, from time to time, the Company may offer and sell through Piper Sandler up to $300.0 million of common stock registered under the Automatic Shelf Registration Statement pursuant to one or more “at the market” offerings. The Company is not required to sell any shares at any time during the term of the Second Amended Equity Distribution Agreement. The Company agreed to pay Piper Sandler a commission of up to 3.0% of the gross sales price of any shares sold pursuant to the Second Amended Equity Distribution Agreement. In November 2024, the Company issued and sold 3,634,393 shares of common stock under the Second Amended Equity Distribution Agreement at a price of $26.25 per share for total net proceeds of $93.6 million, after deducting offering commissions and expenses paid by the Company. As of May 31, 2025, the Company had $204.6 million of common stock remaining available for sale under the Second Amended Equity Distribution Agreement.
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
The accompanying condensed financial statements have been prepared assuming that the Company will continue as a going concern. As of May 31, 2025, the Company had cash, cash equivalents and marketable securities of $485.8 million and an accumulated deficit of $838.6 million. Management believes that its cash, cash equivalents and marketable securities are sufficient to continue operating activities for at least 12 months following the issuance date of these condensed financial statements. Future capital requirements will depend on many factors, including the timing and extent of spending on research and development and payments the Company may receive under its collaboration agreements with Sanofi, Gilead and Pfizer or future collaboration agreements, if any. There can be no assurance that, in the event the Company requires additional financing, such financing will be available at terms acceptable to the Company if at all. If additional capital is not available, failure to generate sufficient cash flows from operations, raise additional capital and reduce discretionary spending could have a material adverse effect on the Company’s ability to achieve its intended business objectives. Management considered whether there are conditions or events that raise substantial doubt about the Company’s ability to continue as a going concern and evaluated the funds necessary to maintain operations. Based on the Company’s current forecast of future operating results, the Company has concluded that its cash, cash equivalents and marketable securities are sufficient to continue operating activities for at least 12 months following the issuance date of these condensed financial statements.

2. Summary of Significant Accounting Policies
Basis of Presentation
The Company’s condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) and applicable rules and regulations of the SEC regarding interim financial reporting. The Company’s condensed financial statements have been prepared on the same basis as the annual financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for the fair statement of the Company’s financial position as of and for the three and six months ended May 31, 2025. The condensed balance sheet as of November 30, 2024, was derived from the audited annual financial statements as of that date. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted from these interim financial statements. These interim financial statements and related disclosures have been prepared with the presumption that users of the interim financial statements have read or have access to the audited annual financial statements for the preceding fiscal year. Accordingly, these financial statements should be read in conjunction with the audited annual financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended November 30, 2024, as filed with the SEC on January 28, 2025. These interim results are not necessarily indicative of results to be expected for the full fiscal year or any future interim period. Subsequent to November 30, 2023, amounts presented in the financial statements are unconsolidated as the Company had no subsidiaries.
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
Upon signing the Gilead Agreement, Gilead paid the Company an upfront payment of $45.0 million plus $3.0 million in additional fees. In addition, from the signing of the Gilead Agreement to May 31, 2025, the Company has received payments of $47.0 million for research milestones and additional payments, $20.0 million for a license option exercise payment, $15.0 million in research term extension fees and $5.0 million for a clinical milestone payment. As of May 31, 2025, the Company is eligible to receive up to approximately $1.8 billion in total additional payments, including payments of up to $508.5 million upon the achievement of specified research and development milestones, up to $60.0 million in certain additional fees related to target licensing and reservation and up to $1.2 billion upon the achievement of certain sales milestones. The Company also is eligible to receive mid-single digit to low tens percentage tiered royalties on annual net sales from any commercial products directed to the optioned collaboration targets, subject to certain reductions and excluding sales in the United States of any products for which the Company exercises its option to co-develop and co-promote, for which the parties share profits and losses evenly.

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
In order to determine the transaction price, the Company evaluated all the payments to be received during the duration of the contract. Certain milestone payments and additional fees were considered variable consideration, which were not included in the transaction price based on the most likely amount method as of May 31, 2025. The Company re-evaluates the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur. The Company determined that the transaction price at the inception of the initial research term consisted of the upfront payment of $45.0 million and $3.0 million in additional fees. Upon the achievement of research milestones and additional fees related to target reservations, $47.0 million in variable consideration was added to the transaction price, and a cumulative effect was recorded as revenue in the period the transaction price increased. The transaction price is recognized as collaboration revenue using the cost-based input method over the estimated initial research term of five years, which represents the estimated timing of completion of the identified deliverables. Additionally, the Company considered the impact of Gilead terminating the Gilead Agreement prior to the completion of the research services during the five-year initial research term and determined that there were significant economic costs to Gilead for doing so, and as such, did not adjust the contract term. The initial research term ended in the third quarter of fiscal year 2024.
The Gilead Research Term Extension, which has a term of two years and did not represent a material right at the inception of the Gilead Agreement because it does not contain a significant and incremental discount, is accounted for as a separate contract commencing in June 2024. The research term extension fee of $15.0 million is recognized as collaboration revenue using the cost-based input method over the estimated extended research term of two years, which represents the estimated timing of completion of the identified deliverables. As of May 31, 2025, no milestones have been achieved related to the extended research term.
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
For the three and six months ended May 31, 2025, the Company recognized collaboration revenue related to the Gilead Research Term Extension of $1.6 million and $3.3 million, respectively, all of which was related to the $15.0 million research term extension fee received in the second quarter of fiscal year 2024. For the three and six months ended May 31, 2024, the Company recognized collaboration revenue related to the Gilead Agreement of $4.9 million and $9.5 million, respectively, all of which was included in deferred revenue as of the beginning of the period. As of May 31, 2025, deferred revenue related to the Gilead Agreement was $7.6 million, all of which was current. As of November 30, 2024, deferred revenue related to the Gilead Agreement was $11.0 million, of which $9.1 million was current.

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
In March 2025, Sanofi exercised its right to exclusively license one target (the First Sanofi License Extension), the first development candidate resulting from the Sanofi Agreement. This right did not represent a material right at contract inception, since it was not offered for free or at a discount. Pursuant to the Sanofi Agreement, the Company received a license extension fee payment of $15.0 million in March 2025 for the First Sanofi License Extension. In May 2025, Sanofi exercised its right to exclusively license a second target (the Second Sanofi License Extension, and together with the First Sanofi License Extension, the Sanofi License Extensions), the second development candidate resulting from the Sanofi Agreement. This right also did not represent a material right at contract inception, since it was not offered for free or at a discount. Pursuant to the Sanofi Agreement, the Company expected to receive a license extension fee payment of $15.0 million for the Second Sanofi License Extension. As of May 31, 2025, the license extension fee was included in accounts receivable and payment was received in June 2025. The license to the functional intellectual property and all goods and services related to both the First Sanofi License Extension and the Second Sanofi License Extension were transferred during the second quarter of fiscal year 2025.
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

Upon signing the Sanofi Agreement, Sanofi paid the Company an upfront payment of $55.0 million. Subsequently, in January 2021, Sanofi paid the Company an additional $22.0 million to exercise its option to expand the number of targets beyond the initial targets included in the collaboration. In addition, from the signing of the Sanofi Agreement to May 31, 2025, the Company has received payments of $16.0 million for research milestones and $15.0 million for a license extension fee. As of May 31, 2025, the Company is eligible to receive up to approximately $949.0 million in total additional payments, including payments of up to $184.0 million upon the achievement of specified research and development milestones, up to $15.0 million in certain additional fees related to target licensing and reservation, up to $250.0 million upon the achievement of specified regulatory milestones and up to $500.0 million upon the achievement of certain sales milestones. The Company is also eligible to receive mid-single digit to low teen percentage tiered royalties on annual net sales of any commercial products that may result from the collaboration, subject to certain reductions and excluding sales in the United States of any products for which the Company exercises its option to co-develop and co-promote, for which the parties share profits and losses evenly.
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
In order to determine the transaction price, the Company evaluated all the payments to be received during the duration of the contract. Certain milestone payments and additional fees were considered variable consideration, which were not included in the transaction price based on the most likely amount method as of May 31, 2025. The Company re-evaluates the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur. At the inception of the Sanofi Agreement, the Company determined that the transaction price consisted of the upfront payment of $55.0 million for three initial drug targets and $22.0 million for two additional targets. Subsequently, upon the achievement of research milestones, $20.0 million in variable consideration was added to the transaction price, and a cumulative effect was recorded as revenue in the period the transaction price increased. Revenue is recognized using the cost-based input method over the research term of 4.25 years, the revised research period that was agreed to in January 2021 in the First Sanofi Amendment for certain targets, and 5.25 years, the revised research period due to the target substitutions in July 2022, for certain other targets. The research period was extended as part of the Sixth Sanofi Amendment and a cumulative effect was recorded in the second quarter of fiscal year 2024.
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
For the three and six months ended May 31, 2025, the Company recognized collaboration revenue related to the Sanofi Agreement of $3.4 million and $16.1 million, respectively, of which $3.1 million and $9.1 million, respectively, were included in deferred revenue as of the beginning of the period, and zero and $6.4 million, respectively, were related to activities satisfied in previous periods. During the three and six months ended May 31, 2025, the Company also recognized $30.0 million in license revenue pursuant to the Sanofi License Extensions. For the three and six months ended May 31, 2024, the Company recognized collaboration revenue related to the Sanofi Agreement of $2.0 million and $10.3 million, respectively, of which $2.0 million and $8.8 million, respectively, were included in deferred revenue as of the beginning of the period, and zero and $1.2 million, respectively, were related to activities satisfied in previous periods. As of May 31, 2025, accounts receivable related to the Sanofi Agreement was $19.0 million and deferred revenue was zero. As of November 30, 2024, deferred revenue related to the Sanofi Agreement was $9.1 million, all of which was current and accounts receivable was zero.

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
Under the terms of the Pfizer Agreement, the Company received an upfront payment of $60.0 million. In addition, from the signing of the Pfizer Agreement to May 31, 2025, the Company has received payments of $10.0 million for research milestones. As of May 31, 2025, the Company is eligible to receive up to approximately $3.4 billion in contingent payments across multiple programs, including payments of up to $626.0 million upon the achievement of specified research and development milestones, up to $19.5 million in certain additional fees related to target licensing and reservation, up to $873.0 million upon the achievement of specified regulatory milestones and up to $1.8 billion upon the achievement of certain sales milestones. The Company is also eligible for mid-single to low double digit percentage tiered royalties on future sales.
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
In order to determine the transaction price, the Company evaluated all the payments to be received during the duration of the contract. Milestone payments and additional fees were considered variable consideration, which were not included in the transaction price based on the most likely amount method as of May 31, 2025. The Company re-evaluates the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur. The Company determined that the transaction price at the inception of the Pfizer Agreement consisted of the upfront payment of $60.0 million. Subsequently, upon achievement of research milestones, $10.0 million in variable consideration was added to the transaction price and a cumulative effect was recorded as revenue in the period the transaction price increased. The transaction price is recognized as collaboration revenue using the cost-based input method over the estimated research term of four years, not to extend beyond six years, which represents the estimated period to complete the identified deliverables. Additionally, the Company considered the impact of Pfizer terminating the Pfizer Agreement prior to the completion of the research services during the initial four-year research term and determined that there were significant economic costs to Pfizer for doing so, and as such, did not adjust the contract term.

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
For the three and six months ended May 31, 2025, the Company recognized collaboration revenue related to the Pfizer Agreement of $4.0 million and $8.0 million, respectively, all of which was included in deferred revenue as of the beginning of the period. For the three and six months ended May 31, 2024, the Company recognized collaboration revenue related to the Pfizer Agreement of $5.2 million and $8.9 million, respectively, of which $4.4 million and $8.1 million, respectively, were included in deferred revenue as of the beginning of the period, and $0.5 million and $0.1 million, respectively, were related to activities satisfied in previous periods. As of May 31, 2025, deferred revenue related to the Pfizer Agreement was $41.5 million, of which $19.9 million was current. As of November 30, 2024, deferred revenue related to the Pfizer Agreement was $44.5 million, of which $20.0 million was current, and included $5.0 million in contract assets representing the unbilled amount related to the research milestone achieved in November 2024.
4. Condensed Balance Sheet Components
Property and Equipment, Net
Property and equipment, net, consisted of the following (in thousands):

	May 31, 2025	November 30, 2024
Laboratory equipment	$43,006	$39,031
Leasehold improvements	6,230	5,140
Computer equipment	1,043	936
Furniture and fixtures	1,099	1,077
Software	5,543	5,578
Software in progress	556	497
Total property and equipment, gross	57,477	52,259
Less: Accumulated depreciation and amortization	(38,704)	(34,502)
Total property and equipment, net	$18,773	$17,757
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	May 31, 2025	November 30, 2024
Accrued compensation	$12,521	$16,631
Accrued contract research and lab supplies	7,834	11,599
Accrued clinical	12,685	4,637
Accrued professional services	2,014	1,615
Accrued taxes	909	1,237
Other	1,042	2,275
Total accrued expenses and other current liabilities	$37,005	$37,994
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
The following tables present the Company’s investments, which consist of cash equivalents and available-for-sale marketable securities, that are measured at fair value on a recurring basis as of May 31, 2025 and November 30, 2024 (in thousands):

May 31, 2025	Level	Amortized cost	Unrealized gain	Unrealized loss	Estimated fair value
Money market funds	Level 1	$74,199	$—	$—	$74,199
U.S. treasury securities	Level 1	381,577	43	(55)	381,565
U.S. government agency securities	Level 2	24,946	1	(9)	24,938
Total		$480,722	$44	$(64)	$480,702
Included in cash and cash equivalents		$79,180	$1	$—	$79,181
Included in marketable securities, current		$401,542	$43	$(64)	$401,521

November 30, 2024	Level	Amortized cost	Unrealized gain	Unrealized loss	Estimated fair value
Money market funds	Level 1	$90,380	$—	$—	$90,380
U.S. treasury securities	Level 1	470,607	271	(138)	470,740
U.S. government agency securities	Level 2	28,829	32	(15)	28,846
Total		$589,816	$303	$(153)	$589,966
Included in cash and cash equivalents		$90,380	$—	$—	$90,380
Included in marketable securities, current		$499,436	$303	$(153)	$499,586
The following tables summarize the available-for-sale marketable securities in an unrealized loss position for which an allowance for credit losses has not been recorded as of May 31, 2025 and November 30, 2024, aggregated by investment category and length of time in a continuous unrealized loss position (in thousands):

	Less than 12 months		Greater than 12 months		Total
May 31, 2025	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
U.S. treasury securities	$200,065	$(55)	$—	$—	$200,065	$(55)
U.S. government agency securities	15,954	(3)	3,992	(6)	19,946	(9)
Total	$216,019	$(58)	$3,992	$(6)	$220,011	$(64)

	Less than 12 months		Greater than 12 months		Total
November 30, 2024	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
U.S. treasury securities	$166,161	$(138)	$—	$—	$166,161	$(138)
U.S. government agency securities	—	—	3,981	(15)	3,981	(15)
Total	$166,161	$(138)	$3,981	$(15)	$170,142	$(153)
The accrued interest receivable related to the Company’s marketable securities was $1.7 million and $1.5 million as of May 31, 2025 and November 30, 2024, respectively, and was included in prepaid expenses and other current assets on the condensed balance sheet.

The Company classifies its money market funds and U.S. treasury securities, which are valued based on quoted market prices in active markets with no valuation adjustment, as Level 1 assets within the fair value hierarchy.
The Company classifies its marketable securities in corporate debt securities and U.S. government agency securities as Level 2 assets within the fair value hierarchy. The fair values of these marketable securities are estimated by taking into consideration valuations obtained from third-party pricing services. The pricing services utilize industry standard valuation models, including both income- and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of and broker/dealer quotes on the same or similar securities, issuer credit spreads, benchmark securities, prepayment/default projections based on historical data and other observable inputs. There were no transfers of financial instruments between valuation levels during the three and six months ended May 31, 2025 and 2024.
As of May 31, 2025 and November 30, 2024, the unrealized losses for available-for-sale securities were non-credit related, and the Company does not intend to sell the securities that were in an unrealized loss position, nor will it be required to sell those securities before recovery of their amortized cost basis, which may be maturity. As of May 31, 2025, and November 30, 2024, no allowance for credit losses for the Company’s marketable securities was recorded. During the three and six months ended May 31, 2025 and 2024, the Company did not recognize any impairment losses related to marketable securities.
6. Commitments and Contingencies
Legal Proceedings
From time to time, the Company may be involved in legal proceedings in the ordinary course of business. The Company accrues a liability for such matters when it is probable that future expenditures will be made and that such expenditures can be reasonably estimated. Significant judgment is required to determine both probability and the estimated amount. Legal fees and other costs associated with such actions are expensed as incurred. As of May 31, 2025, the Company was not a party to any material legal proceedings.
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
Operating Leases
The Company leases office and laboratory facilities totaling approximately 57,902 square feet within the same building in San Francisco, California under several lease agreements. The terms of these lease agreements expired in April 2025. The Company had an option to renew these leases for an additional two years, and the option expired. In September 2024, an amendment was signed to extend the lease term for these leases through October 2025. The minimum rent payable by the Company pursuant to the lease amendment is approximately $0.4 million per month. The lease amendment did not have a material impact on the Company's condensed financial statements.

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
In February 2025, the Company entered into a lease agreement (the Brisbane Lease) with Janssen Research & Development, LLC (Janssen) and HCP LS Brisbane, LLC to sublease from Janssen approximately 159,959 square feet of office space located at 1600 Sierra Point Parkway, Brisbane, California for a research and development laboratory and office space. The lease commenced in March 2025 when the underlying assets became available for use and the Company recorded a $26.7 million ROU asset and lease liability on the condensed balance sheet. A security deposit of $2.4 million was also recorded in other assets, non-current on the condensed balance sheet. In addition, the sublandlord provided for a tenant improvement allowance of approximately $8.0 million, which is expected to be fully utilized.
On May 31, 2025, the Company entered into an amendment to the Brisbane Lease to include an additional 35,929 square feet of office space located at 1400 Sierra Point Parkway, Brisbane, California. As of May 31, 2025, the Company has not recognized an ROU asset or lease liability on the condensed balance sheet for the amended space as it has not been made available for use and the lease for the additional office space has not yet commenced. The Brisbane Lease, as amended, will expire on September 30, 2031, unless terminated earlier. Future minimum lease payments under the Brisbane Lease, as amended, total $52.3 million, which does not include the payment of additional rent to cover the Company’s share of annual operating and tax expenses and utilities costs for the building.
The Company is required to pay base rent plus its proportionate share of operating expenses, as defined in the applicable lease agreement on all of its leases. Variable lease payments related to operating expenses, including utilities, maintenance costs and real estate taxes, were $1.3 million and $3.2 million for the three and six months ended May 31, 2025, respectively, and $1.8 million and $3.3 million for the three and six months ended May 31, 2024, respectively.
Operating lease expenses, excluding variable lease payments, were $3.7 million and $5.9 million for the three and six months ended May 31, 2025, respectively, and $2.2 million and $4.5 million for the three and six months ended May 31, 2024, respectively. Short-term lease expense was not material for the periods presented.
Other information related to leases were as follows (in thousands):

	Six Months Ended May 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Cash flows from operating leases	$4,332	$4,037
7. Common Stock
The Company’s Restated Certificate of Incorporation authorizes the Company to issue up to 500,000,000 shares of common stock, $0.001 par value per share, as of May 31, 2025 and November 30, 2024. Holders of common stock are entitled to dividends when and if declared by the Company’s board of directors, subject to the prior rights of the holders of shares of preferred stock. The holder of each share of common stock is entitled to one vote. As of May 31, 2025, no dividends have been declared.
In July 2022, the Company issued the 2022 Pre-Funded Warrants to purchase an aggregate of 6,814,920 shares of the Company’s common stock at a price of $13.939 per pre-funded warrant. As of May 31, 2025, a total of 6,097,560 of the 2022 Pre-Funded Warrants remained available for exercise.
In April 2024, the Company issued the 2024 Pre-Funded Warrants to purchase an aggregate of 1,500,100 shares of the Company’s common stock at a price of $14.999 per pre-funded warrant. As of May 31, 2025, a total of 1,480,349 of the 2024 Pre-Funded Warrants remained available for exercise.

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
Common stock reserved for future issuance, on an as-if converted basis consists of the following:

	May 31, 2025	November 30, 2024
Options to purchase common stock issued and outstanding	11,689,898	9,839,454
Restricted stock units issued and outstanding	2,976,746	1,956,015
Shares available for future equity grants	2,877,248	3,192,811
Shares available for issuance under employee stock purchase plan	2,415,965	1,740,988
Pre-funded warrants issued and outstanding	7,577,909	7,577,909
Total common stock reserved for future issuance	27,537,766	24,307,177
8. Stock-Based Compensation
Equity Incentive Plans
The Company’s 2020 Equity Incentive Plan (the 2020 Plan) serves as the successor to the Company’s 2012 Equity Incentive Plan (together with the 2020 Plan, the Stock Plans) and provides for the granting of stock options, stock appreciation rights, restricted stock awards, restricted stock units (RSUs), performance awards and stock bonus awards to employees, directors, consultants, independent contractors and advisors of the Company. As of May 31, 2025, the Company had 905,798 shares of common stock available for grant under the Stock Plans.
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
The Company has reserved 3,000,000 shares of common stock for issuance pursuant to non-qualified stock options and RSUs under the 2024 Inducement Plan. As of May 31, 2025, the Company had 1,971,450 shares of common stock available for grant under the 2024 Inducement Plan.
Option activity under the Stock Plans and the 2024 Inducement Plan is set forth below:

	Number of options outstanding	Weighted- average exercise price
Balances as of November 30, 2024	9,839,454	$15.77
Options granted	1,986,500	15.50
Options exercised	(38,661)	5.89
Options forfeited	(97,395)	17.13
Balances as of May 31, 2025	11,689,898	$15.75
RSU activity under the Stock Plans and 2024 Inducement Plan is set forth below:

	Number of RSUs	Weighted-average grant date fair value
Balances as of November 30, 2024	1,956,015	$11.83
RSUs granted	1,548,851	16.46
RSUs vested	(440,555)	11.60
RSUs forfeited	(87,565)	14.75
Balances as of May 31, 2025	2,976,746	$14.19
Employee Stock Purchase Plan
Under the Company’s 2020 Employee Stock Purchase Plan (the ESPP), eligible employees are entitled to purchase shares of common stock with accumulated payroll deductions. During the six months ended May 31, 2025, the Company issued 83,730 shares of common stock pursuant to the ESPP at a weighted-average price of $14.95 per share.
Stock-Based Compensation
Stock-based compensation expense related to the Stock Plans, the 2024 Inducement Plan and the ESPP that is included in the Company’s condensed statements of operations is as follows (in thousands):

	Three Months Ended, May 31,		Six Months Ended May 31,
	2025	2024	2025	2024
Research and development	$5,845	$4,285	$10,989	$8,112
General and administrative	4,540	4,560	8,118	8,555
Total stock-based compensation	$10,385	$8,845	$19,107	$16,667
As of May 31, 2025, the total compensation cost related to stock-based awards not yet recognized was $78.1 million, which is expected to be amortized on a straight-line basis over the weighted-average remaining vesting period of approximately 2.5 years.
9. Defined Contribution Plan
The Company sponsors a defined-contribution savings plan under Section 401(k) of the Internal Revenue Code of 1986, as amended (the 401(k) Plan), which provides for the Company to make discretionary matching or discretionary annual contributions to the 401(k) Plan, for its employees. Substantially all of the Company’s employees are eligible to participate in the 401(k) Plan. Employees may contribute a percentage of their annual compensation to the plan, subject to statutory limitations. The Company has made contributions to the 401(k) Plan and recorded contribution expense of $0.5 million and $1.0 million during the three and six months ended May 31, 2025, respectively, and $0.4 million and $0.8 million during the three and six months ended May 31, 2024, respectively.
10. Income Taxes
For the three and six months ended May 31, 2025, the Company recorded an income tax provision of $760,000. For the three and six months ended May 31, 2024, the Company recorded an income tax provision of $90,000 and $180,000, respectively. Deferred income taxes reflect the net tax effects of loss and credit carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Realization of the deferred tax assets is dependent upon future taxable income, the amount, if any, and timing of which are uncertain. The Company has generated losses since inception and has established a valuation allowance to offset deferred tax assets as of May 31, 2025 and 2024 due to the uncertainty of realizing future tax benefits from its net operating loss (NOL) carryforwards and other deferred tax assets.
The Company files income tax returns in the United States and in various states. In January 2019, the California Franchise Tax Board (FTB) initiated an examination of the Company’s California tax return for tax years ending in 2015, 2016, 2017 and 2018. During the year ended November 30, 2021, the FTB issued proposed audit assessments related to revenue sourcing and R&D credits. The Company did not agree with the FTB’s assessments and challenged the assessments. In May 2025, the Company received new information from the FTB and remeasured the unrecognized tax benefit for California revenue sourcing, resulting in discrete tax expense. The Company intends to enter into Settlement procedures with the FTB in the next twelve months.

11. Net Loss Per Share
The following table sets forth the computation of the Company’s basic and diluted net loss per share attributable to common stockholders, which excludes shares which are legally outstanding but subject to repurchase by the Company (in thousands, except share and per share data):

	Three Months Ended May 31,		Six Months Ended May 31,
	2025	2024	2025	2024
Numerator:
Net loss	$(43,464)	$(44,546)	$(99,815)	$(86,064)
Denominator:
Weighted-average number of shares outstanding, basic and diluted(1)	83,882,477	62,377,551	83,723,403	58,660,900
Net loss per share, basic and diluted	$(0.52)	$(0.71)	$(1.19)	$(1.47)

(1)
The shares underlying the pre-funded warrants to purchase shares of the Company’s common stock have been included in the calculation of the weighted-average number of shares outstanding, basic and diluted, for the three and six months ended May 31, 2025 and 2024.

The following potentially dilutive securities were excluded from the computation of the diluted net loss per share of common stock for the periods presented because their effect would have been anti-dilutive:

	May 31,
	2025	2024
Options to purchase common stock issued and outstanding	11,689,898	9,972,005
Restricted stock units issued and outstanding	2,976,746	2,110,719
Shares expected to be purchased under employee stock purchase plan	81,597	110,065
Total	14,748,241	12,192,789
12. Related Party Transactions
The Company’s Chief Financial Officer is a trustee for the multiple employer welfare association that facilitates the acquisition and administration of the Company’s healthcare plans. Expenses related to the healthcare plan premiums were $1.5 million and $2.8 million for the three and six months ended May 31, 2025, respectively, and $1.0 million and $2.1 million for the three and six months ended May 31, 2024, respectively. As of May 31, 2025 and November 30, 2024, the amount recorded in accounts payable and accrued expenses and other current liabilities in connection with this healthcare plan provider was not material.

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
Targeted Protein Degradation
Our portfolio of targeted protein degraders of BTK, a B‑cell signaling protein, comprises bexobrutideg (NX‑5948), an investigational, orally bioavailable degrader of BTK for the treatment of relapsed or refractory B-cell malignancies and potentially autoimmune diseases, and zelebrudomide (NX‑2127), an investigational orally bioavailable degrader of BTK that also degrades cereblon neosubstrates IKZF1 (Ikaros) and IKZF3 (Aiolos) for the treatment of relapsed or refractory B‑cell malignancies.
Bexobrutideg (NX-5948): We are currently conducting a Phase 1a/1b dose-escalation and cohort expansion study in patients with relapsed or refractory B-cell malignancies and we expect to initiate a Phase 2 clinical trial of bexobrutideg in 2025. We also recently initiated a Phase 1 healthy volunteer study to assess food effects and drug-drug interactions in anticipation of the planned initiation of pivotal development in 2025. In January 2024, the U.S. Food and Drug Administration (FDA) granted Fast Track designation for bexobrutideg for the treatment of adult patients with relapsed or refractory chronic lymphocytic leukemia (CLL) or small lymphocytic lymphoma (SLL) after at least two lines of therapy, including a BTK inhibitor (BTKi) and a B-cell lymphoma 2 (BCL2) inhibitor. In November 2024, the European Medicines Agency (EMA) granted PRIME designation for bexobrutideg in CLL or SLL after at least a BTKi and a BCL-2 inhibitor. In December 2024, the FDA granted Fast Track designation for bexobrutideg for the treatment of adult patients with Waldenström macroglobulinemia (WM) after at least two lines of therapy, including a BTKi. In March 2025, the FDA granted Orphan Drug Designation to bexobrutideg for the treatment of adult patients with WM, and in June 2025, the EMA granted Orphan Drug Designation to bexobrutideg for the treatment of adult patients with lymphoplasmacytic lymphoma, of which WM is the most common subtype.
Zelebrudomide (NX‑2127): We are currently conducting a Phase 1a/1b dose-escalation and cohort expansion study of zelebrudomide in patients with relapsed or refractory B-cell malignancies. We have initiated Phase 1b expansion cohorts for patients with relapsed CLL, diffuse large B-cell lymphoma and mantle cell lymphoma. In March 2024, the FDA lifted the partial clinical hold on the U.S. Phase 1a/1b study evaluating zelebrudomide in adults with relapsed/refractory B-cell malignancies. In August 2024, we reinitiated enrollment with a new chirally controlled drug product, which is being evaluated in a dose escalation study within the Phase 1a/b trial.

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
We have entered into several revenue generating collaborations with large biopharmaceutical companies, including with Gilead, Sanofi and Seagen (now a part of Pfizer), to leverage our DEL-AI platform for drug discovery. These collaborations allow us to further advance our future pipeline with multiple currently identified targets included in these collaborations. In aggregate, we have received $482.0 million in non-dilutive financing from our collaborators to date and as of May 31, 2025, we are eligible to receive up to $6.1 billion in potential future fees and milestone payments, as well as royalties on future product sales. We retain certain options for co-development, co-commercialization and profit sharing in the United States for multiple drug candidates, pursuant to these collaborations.
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
Upon signing the Gilead Agreement, Gilead paid us an upfront payment of $45.0 million, plus $3.0 million in additional fees. In addition, from the signing of the Gilead Agreement to May 31, 2025, we have received payments of $47.0 million for research milestones and additional payments, $20.0 million for a license option exercise payment, $15.0 million in research term extension fees and $5.0 million for a clinical milestone payment. As of May 31, 2025, we are eligible to receive up to approximately $1.8 billion in total additional payments based on certain additional fees, payments and the successful completion of certain preclinical, clinical, development and sales milestones. We also are eligible to receive mid-single digit to low tens percentage tiered royalties on annual net sales from any commercial products directed to the optioned collaboration targets, subject to certain reductions and excluding sales in the United States of any products for which we exercise our option to co-develop and co-promote, for which the parties share profits and losses evenly.
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
We recognized collaboration revenue from the Gilead Agreement of $1.6 million and $3.3 million during the three and six months ended May 31, 2025, respectively, and $4.9 million and $9.5 million during the three and six months ended May 31, 2024, respectively. As of May 31, 2025 and November 30, 2024, there was $7.6 million and $11.0 million, respectively, of deferred revenue related to payments received by us under the Gilead Agreement.
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
In March 2025, Sanofi exercised its right to exclusively license one target (the First Sanofi License Extension), the first development candidate resulting from the Sanofi Agreement. This right did not represent a material right at contract inception, since it was not offered for free or at a discount. Pursuant to the Sanofi Agreement, we received a license extension fee payment of $15.0 million in March 2025 for the First Sanofi License Extension. In May 2025, Sanofi exercised its right to exclusively license a second target (the Second Sanofi License Extension, and together with the First Sanofi License Extension, the Sanofi License Extensions), the second development candidate resulting from the Sanofi Agreement. This right also did not represent a material right at contract inception, since it was not offered for free or at a discount. Pursuant to the Sanofi Agreement, we received a license extension fee payment of $15.0 million in June 2025 for the Second Sanofi License Extension. The license to the functional intellectual property and all goods and services related to both the First Sanofi License Extension and the Second Sanofi License Extension were transferred during the second quarter of fiscal year 2025.
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
Upon signing the Sanofi Agreement, Sanofi paid us an upfront payment of $55.0 million. Subsequently, in January 2021, Sanofi paid us an additional $22.0 million to exercise its option to expand the number of targets beyond the initial targets included in the collaboration. In addition, from the signing of the Sanofi Agreement to May 31, 2025, we have received payments of $16.0 million for research milestones and $15.0 million for a license extension fee. As of May 31, 2025, we are eligible to receive up to approximately $949.0 million in total additional payments based on successful completion of certain research development, regulatory and sales milestones. We are also eligible to receive mid-single digit to low teen percentage tiered royalties on annual net sales of any commercial products that may result from the collaboration, subject to certain reductions and excluding sales in the United States of any products for which we exercise our option to co-develop and co-promote, for which the parties share profits and losses evenly.
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
We recognized collaboration revenue from the Sanofi Agreement of $3.4 million and $16.1 million during the three and six months ended May 31, 2025, respectively, and $2.0 million and $10.3 million during the three and six months ended May 31, 2024, respectively. We also recognized $30.0 million in license revenue pursuant to the Sanofi License Extensions during the three and six months ended May 31, 2025. As of May 31, 2025 and November 30, 2024, there was $19.0 million and zero, respectively, of accounts receivable related to billed amounts receivable by us under the Sanofi Agreement. As of May 31, 2025 and November 30, 2024, there was zero and $9.1 million, respectively, of deferred revenue related to payments received by us under the Sanofi Agreement.

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
Under the terms of the Pfizer Agreement, we received an upfront payment of $60.0 million. In addition, from the signing of the Pfizer Agreement to May 31, 2025, we have received a payment of $10.0 million for research milestones. We are eligible to receive up to approximately $3.4 billion in contingent payments based on specified research, development, regulatory and commercial milestones across multiple programs. We are also eligible for mid-single to low double digit percentage tiered royalties on future sales.
Subject to the exceptions described in the Pfizer Agreement, the Pfizer Agreement expires upon the first to occur of (1) the expiration of the last-to-expire option exercise period under the Pfizer Agreement if no such option has been exercised prior to such expiration and (2) the expiration of the last-to-expire royalty term under the Pfizer Agreement.
We recognized collaboration revenue from the Pfizer Agreement of $4.0 million and $8.0 million during the three and six months ended May 31, 2025, respectively, and $5.2 million and $8.9 million during the three and six months ended May 31, 2024, respectively. As of May 31, 2025 and November 30, 2024, there was $41.5 million and $44.5 million, respectively, of deferred revenue related to payments received by us under the Pfizer Agreement.
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
Since inception, we have generally incurred significant losses and negative cash flows from operations. During the six months ended May 31, 2025 and 2024, we incurred net losses of $99.8 million and $86.1 million, respectively. As of May 31, 2025, we had an accumulated deficit of $838.6 million. These losses have resulted primarily from costs incurred in connection with research and development activities and general and administrative costs associated with our operations.
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
As of May 31, 2025, we had $485.8 million in cash, cash equivalents and marketable securities. We expect that our existing cash, cash equivalents and marketable securities are sufficient to fund our operations for at least the next 12 months. See the section titled “—Liquidity and Capital Resources” for more information. To finance our operations beyond that point, we will need to raise substantial additional capital to complete the development and commercialization of our drug candidates. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing and distribution arrangements. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans.
Impact of Current Business, Political and Macroeconomic Conditions
Uncertainty in the business, political and macroeconomic environments present significant risks to our business. We are subject to continuing risks and uncertainties, including increasing financial market volatility and uncertainty, inflation, interest rate fluctuations, changing tariff policies and trade restrictions, uncertainty with respect to the federal budget and debt ceiling and potential government shutdowns related thereto, instability in the global banking system, cybersecurity events, the impact of war or military conflict, including regional conflicts around the world, and public health pandemics. We closely monitor the impact of these factors on all aspects of our business, including the impacts on our clinical trial patients, employees, partner, suppliers, and vendors.
The ultimate impact of global and domestic economic conditions on our business remains highly uncertain and will depend on future developments and factors that continue to evolve. Most of these developments and factors are outside of our control and could exist for an extended period of time. As a result, we are subject to continuing risks and uncertainties and continue to closely monitor the impact of the current conditions on our business. For more information regarding these risks and uncertainties, see the section titled “Risk Factors” in this Quarterly Report on Form 10-Q.
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

License Revenue
Our license revenue consists of payments from the Sanofi License Extensions.
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
We do not allocate our internal costs by product candidate. With respect to internal costs, several of our departments support multiple product candidate research and development programs, and therefore the costs cannot be allocated to a particular product candidate or development program. Our research and development expenses are summarized as follows (in thousands):

	Three Months Ended May 31,		Change	Six Months Ended May 31,		Change
	2025	2024		2025	2024
External clinical development expenses:
Bexobrutideg (NX-5948)	$18,558	$6,863	$11,695	34,278	11,941	22,337
Zelebrudomide (NX-2127)	1,559	1,133	426	2,665	2,432	233
NX-1607	2,332	1,313	1,019	4,292	3,071	1,221
Internal research and development expenses	55,647	39,613	16,034	106,524	81,483	25,041
Total research and development expenses	$78,096	$48,922	$29,174	$147,759	$98,927	$48,832
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
Our critical accounting policies and more significant areas involving management’s judgments and estimates used in preparation of our condensed financial statements are discussed in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended November 30, 2024. There have been no significant changes to these policies for the three and six months ended May 31, 2025.
Recent Accounting Pronouncements
Refer to Note 2, “Summary of Significant Accounting Policies—Recently Adopted Accounting Pronouncements” to our condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information.

Results of Operations
Comparison of the three and six months ended May 31, 2025 and 2024
Our results of operations are summarized as follows (in thousands):

	Three Months Ended May 31,		Change	Six Months Ended May 31,		Change
	2025	2024		2025	2024
Revenue:
Collaboration revenue	$14,056	$12,092	$1,964	$32,509	$28,677	$3,832
License revenue	30,000	—	30,000	30,000	—	30,000
Total revenue	44,056	12,092	31,964	62,509	28,677	33,832
Operating expenses:
Research and development	78,096	48,922	29,174	147,759	98,927	48,832
General and administrative	14,282	11,710	2,572	25,936	23,509	2,427
Total operating expenses	92,378	60,632	31,746	173,695	122,436	51,259
Loss from operations	(48,322)	(48,540)	218	(111,186)	(93,759)	(17,427)
Interest and other income, net	5,618	4,084	1,534	12,131	7,875	4,256
Loss before income taxes	(42,704)	(44,456)	1,752	(99,055)	(85,884)	(13,171)
Provision for income taxes	760	90	670	760	180	580
Net loss	$(43,464)	$(44,546)	$1,082	$(99,815)	$(86,064)	$(13,751)
Collaboration Revenue
Our collaboration revenue is summarized as follows (in thousands):

	Three Months Ended May 31,		Change	Six Months Ended May 31,		Change
	2025	2024		2025	2024
Gilead	$6,643	$4,862	$1,781	$8,349	$9,478	$(1,129)
Sanofi	3,372	1,996	1,376	16,148	10,308	5,840
Pfizer	4,041	5,234	(1,193)	8,012	8,891	(879)
Total collaboration revenue	$14,056	$12,092	$1,964	$32,509	$28,677	$3,832
Our collaboration revenue increased by $2.0 million during the three months ended May 31, 2025, compared to the three months ended May 31, 2024, primarily due to increased revenue from our collaboration with Gilead due to the achievement of a clinical milestone and increased revenue from our collaboration with Sanofi due to the achievement of research milestones. The increase in collaboration revenue was partially offset by the decrease in revenue from our collaboration with Pfizer due to a lower percentage of completion of performance obligations in the current period.
Our collaboration revenue increased by $3.8 million during the six months ended May 31, 2025, compared to the six months ended May 31, 2024, primarily due to increased revenue from our collaboration with Sanofi due to the achievement of research milestones. The increase in collaboration revenue was partially offset by the decrease in revenue from our collaboration with Gilead as we concluded the initial research term for certain drug targets.
License Revenue
Our license revenue was $30.0 million for the three and six months ended May 31, 2025 and is related to the Sanofi License Extensions. There was no license revenue for the three and six months ended May 31, 2024.
Research and Development Expenses
Our research and development expenses increased by $29.2 million and $48.8 million during the three and six months ended May 31, 2025, compared to the three and six months ended May 31, 2024, respectively. For all periods presented, there was an increase in clinical, contract manufacturing and consulting costs as we continued to accelerate the enrollment of patients in the ongoing clinical trials of bexobrutideg (NX-5948) and prepare for the initiation of pivotal trials, and an increase in contract research costs to support our ongoing collaborations. There was also an increase in compensation and related personnel costs and non-cash stock-based compensation expense due to an increase in headcount.

General and Administrative Expenses
Our general and administrative expenses increased by $2.6 million and $2.4 million during the three and six months ended May 31, 2025, compared to the three and six months ended May 31, 2024, respectively. For all periods presented, there was an increase in compensation and related personnel costs due to an increase in headcount and an increase in consulting costs.
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
On October 31, 2024, we entered into Amendment No. 2 to the Equity Distribution Agreement (as amended, the Second Amended Equity Distribution Agreement), pursuant to which, from time to time, we may offer and sell through Piper Sandler up to $300.0 million of common stock registered under the Automatic Shelf Registration Statement pursuant to one or more “at the market” offerings. We are not required to sell any shares at any time during the term of the Second Amended Equity Distribution Agreement. We agreed to pay Piper Sandler a commission of up to 3.0% of the gross sales price of any shares sold pursuant to the Second Amended Equity Distribution Agreement. In November 2024, we issued and sold 3,634,393 shares of common stock under the Second Amended Equity Distribution Agreement at $26.25 per share for total net proceeds of $93.6 million after deducting offering commissions and expenses paid by us (the November 2024 ATM Financing). As of May 31, 2025, we had $204.6 million of common stock remaining available for sale under the Second Amended Equity Distribution Agreement.

In July 2022, we entered into separate securities purchase agreements with certain purchasers to issue and sell pre‑funded warrants to purchase an aggregate of 6,814,920 shares of our common stock in registered direct offerings (RDOs) at a price of $13.939 per pre-funded warrant (the 2022 Pre-Funded Warrants). Net proceeds from the RDOs were $94.8 million, after deducting offering expenses of $0.2 million. As of May 31, 2025, a total of 6,097,560 of the 2022 Pre-Funded Warrants remained available for exercise.
In April 2024, we completed an underwritten public offering (the 2024 Public Offering) and issued (a) 11,916,667 shares of common stock, which included 1,750,000 shares issued upon the exercise in full by our underwriters of their option to purchase additional shares of common stock, at a public offering price of $15.00 per share, and (b) pre-funded warrants to purchase 1,500,100 shares of our common stock (the 2024 Pre-Funded Warrants) at a public offering price of $14.999 per pre-funded warrant, which represents the per share public offering price for the common stock less a $0.001 per share exercise price for each pre-funded warrant. The net proceeds from this offering were approximately $188.7 million, after deducting underwriting discounts and commissions and offering expenses. As of May 31, 2025, a total of 1,480,349 of the 2024 Pre-Funded Warrants remained available for exercise.
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
Funding Requirements
As of May 31, 2025, our operations have primarily been funded through the net proceeds from equity offerings of $1.1 billion and proceeds from collaborations of $463.0 million. We do not have any products approved for sale, and we have not generated any revenue from product sales. As of May 31, 2025, we had $485.8 million in cash, cash equivalents and marketable securities.
We expect that our existing cash, cash equivalents and marketable securities are sufficient to meet our cash requirements and continue operating activities, including the clinical trials of our drug candidates bexobrutideg (NX-5948), zelebrudomide (NX-2127) and NX-1607 and the expansion of our intellectual property portfolio and infrastructure, for at least the next 12 months. We will need substantial additional funding to support our continuing operations and pursue our long-term business plan. We may seek to raise any necessary additional capital through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing and distribution arrangements. Because of the numerous risks and uncertainties associated with the development and commercialization of our drug candidates and the extent to which we may enter into additional collaborations with third parties to participate in their development and commercialization, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated preclinical studies and clinical trials.
In the long term, our ability to support our working capital and capital expenditure requirements will depend on many factors, including the following:
•the progress, costs and results of our ongoing Phase 1 clinical trials for our lead drug candidates bexobrutideg, zelebrudomide and NX-1607, and any future clinical development of such drug candidates;
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
Our contractual obligations mostly consist of our operating lease obligations for facilities in San Francisco, California, The Woodlands, Texas and Brisbane, California. Our total operating lease commitments as of May 31, 2025, were approximately $78.7 million, of which $6.1 million is expected to be paid within the next 12 months. In addition, we enter into agreements in the normal course of business with contract research organizations for clinical trials and with vendors for preclinical studies and other services and products for operating purposes, which are generally cancelable upon written notice.
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
Cash flows
Our cash flows are summarized as follows (in thousands):

	Six Months Ended May 31,
	2025	2024
Cash used in operating activities	$(124,248)	$(81,656)
Cash provided by (used in) investing activities	97,032	(95,557)
Cash provided by financing activities	1,479	239,376
Net (decrease) increase in cash, cash equivalents and restricted cash	$(25,737)	$62,163
Operating activities
Net cash used in operating activities was $124.2 million for the six months ended May 31, 2025, and consisted of a net loss of $99.8 million and an increase in net assets of $46.5 million, offset by non-cash adjustments of $22.1 million. The increase in net assets consisted of a decrease in deferred revenue of $15.5 million as we increased effort in our programs and recognized revenue, a decrease in operating lease liabilities of $3.1 million due to lease payments made during the period, a decrease in accounts payable of $5.9 million from payments to vendors, an increase in accounts receivable of $19.0 million related to the Second Sanofi License Extension and a milestone under the Sanofi Agreement, and an increase in prepaid and other assets of $3.0 million primarily due to the recognition of expenses for prepaid services. Non-cash adjustments primarily consisted of stock-based compensation expenses of $19.1 million, depreciation and amortization expenses of $4.6 million and amortization of operating lease right-of-use (ROU) assets of $4.6 million, offset by net accretion of discount on marketable securities of $6.3 million.
Net cash used in operating activities was $81.7 million for the six months ended May 31, 2024, and consisted of a net loss of $86.1 million and an increase in net assets of $16.1 million, offset by non-cash adjustments of $20.6 million. The increase in net assets consisted of a decrease in deferred revenue of $7.7 million, which included an increase in contract assets of $5.0 million related to the achievement of a milestone under the Pfizer Agreement, as we increased effort in our programs and recognized revenue, a decrease in accounts payable of $3.5 million from payments to vendors, a decrease in accrued expenses and other liabilities of $3.2 million primarily due to the payment of compensation and other related personnel costs and a decrease in operating lease liabilities of $3.1 million due to lease payments made during the period, offset by a decrease in prepaid and other assets of $1.3 million primarily due to the recognition of expenses for prepaid services. Non-cash adjustments primarily consisted of stock-based compensation expenses of $16.7 million, depreciation and amortization expenses of $4.4 million and amortization of operating lease ROU assets of $3.6 million, offset by net accretion of discount on marketable securities of $4.1 million.
Investing activities
Net cash provided by investing activities was $97.0 million for the six months ended May 31, 2025, and primarily consisted of the maturity of marketable securities of $281.5 million, offset by the purchase of marketable securities of $178.4 million and the purchase of property and equipment of $6.2 million.

Net cash used in investing activities was $95.6 million for the six months ended May 31, 2024, and primarily consisted of the purchase of marketable securities of $279.9 million, offset by the maturity of marketable securities of $189.2 million.
Financing activities
Net cash provided by financing activities was $1.5 million for the six months ended May 31, 2025, and consisted primarily of proceeds from the issuance of common stock under our Employee Stock Purchase Plan.
Net cash provided by financing activities was $239.4 million for the six months ended May 31, 2024, and consisted primarily of net proceeds from our 2024 Public Offering and the May 2024 ATM Financing.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our market risks, as of May 31, 2025, have not changed materially from those discussed in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” of Part II of our Annual Report on Form 10-K for the year ended November 30, 2024, filed with the SEC on January 28, 2025.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our President and Chief Executive Officer and our Chief Financial Officer, our principal executive officer and principal accounting and financial officer, respectively, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act) as of May 31, 2025.
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our President and Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of May 31, 2025.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended May 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Our net loss was $193.6 million for the fiscal year ended November 30, 2024, and $99.8 million for the six months ended May 31, 2025. As of May 31, 2025, we had an accumulated deficit of $838.6 million. To date, we have not generated any revenue from product sales and have financed our operations primarily through our collaborations and sales of our equity interests. We are in the early stages of development of our drug candidates. Our lead drug candidates, bexobrutideg (NX-5948), zelebrudomide (NX-2127) and NX-1607, are in the early stages of clinical development. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We anticipate that our operating expenses and capital expenditure requirements will increase substantially if and as we:
•increase enrollment in and further develop our drug candidates bexobrutideg, zelebrudomide and NX-1607 through Phase 1 clinical trials;
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
We are in the early stages of clinical development of our lead drug candidates bexobrutideg (NX-5948), zelebrudomide (NX-2127) and NX-1607. We expect that it will be many years, if ever, before we have a drug candidate ready for commercialization. We may never succeed in these activities and, even if we do, may never generate revenues that are significant enough to achieve profitability. To become and remain profitable, we must succeed in developing, obtaining marketing approval for and commercializing products that generate significant revenue. This will require us to be successful in a range of challenging activities, including completing preclinical testing and clinical trials of our drug candidates, discovering additional drug candidates, establishing and maintaining arrangements with third parties for the manufacture of clinical supplies of our drug candidates, obtaining marketing approval for our drug candidates and manufacturing, marketing, selling and obtaining reimbursement for any products for which we may obtain marketing approval.
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
We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we conduct our Phase 1 clinical trials of bexobrutideg (NX-5948), zelebrudomide (NX-2127) and NX-1607 and any future development of our drug candidates, grow our pipeline of drug candidates, expand the breadth of our DEL-AI platform, continue research and development and initiate additional clinical trials of and potentially seek marketing approval for our lead programs and other drug candidates. In addition, if we obtain marketing approval for any of our drug candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, reimbursement and sales and distribution. Furthermore, we expect to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we may be required to delay, limit, reduce or terminate our research, product development programs or any future commercialization efforts or grant rights to develop and market drug candidates that we otherwise would prefer to develop and market ourselves.
We had cash, cash equivalents and marketable securities of $485.8 million as of May 31, 2025. We believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our operating expenses and capital expenditure requirements through at least the next 12 months. However, our future capital requirements and the period for which we expect our existing resources to support our operations may vary significantly from what we expect, and we may need to seek additional funds sooner than planned. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans. Our future capital requirements will depend on many factors, including:
•the progress, costs and results of our Phase 1 clinical trials for bexobrutideg, zelebrudomide and NX-1607 and any future clinical development of such drug candidates;
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

Risks Related to the Discovery and Development of Our Drug Candidates
We are early in our development efforts. Our lead drug candidates, bexobrutideg (NX-5948), zelebrudomide (NX-2127) and NX-1607, are in the early stages of clinical development. If we are unable to advance our drug candidates through clinical development, develop, obtain regulatory approval for and commercialize our drug candidates or experience significant delays in doing so, our business may be materially harmed.
We are early in our development efforts. Our lead drug candidates, bexobrutideg (NX-5948), zelebrudomide (NX-2127) and NX-1607, are in the early stages of clinical development and their risk of failure is high. We have invested substantially all of our efforts and financial resources in building our DEL-AI platform, in the identification and preclinical development of our current drug candidates and in the preparation for and initiation of Phase 1 clinical trials for our lead drug candidates, as well as the preparation to advance bexobrutideg into a Phase 2 clinical trial, anticipated in 2025. Our ability to generate revenue from product sales, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of one or more of our drug candidates. The success of our drug candidates will depend on several factors, including the following:
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
We believe that our targeted protein degrader drug candidates may offer an improved therapeutic approach by removing the disease-causing proteins instead of simply inhibiting their activities. However, the scientific research that forms the basis of our efforts to develop our targeted protein degrader drug candidates is ongoing and the scientific evidence to support the feasibility of developing targeted protein degrader-based therapeutic treatments is both preliminary and limited. Further, certain patients have shown inherent (primary) resistance to approved BTK inhibitors and other patients have developed acquired (secondary) resistance to these inhibitors. Both bexobrutideg (NX-5948) and zelebrudomide (NX-2127) degrade BTK with mutations that confer resistance to currently marketed BTK inhibitors, and we believe that preliminary data from our ongoing Phase 1 trials of bexobrutideg and zelebrudomide may provide evidence of clinical benefit to patients with such resistance mutations. However, any inherent primary or acquired secondary resistance to our BTK degraders in patients would prevent or diminish their clinical benefit.
We are in the early stages of clinical development of bexobrutideg and zelebrudomide and we currently have limited safety data of bexobrutideg and zelebrudomide in humans. Although some of our drug candidates have produced observable results in animal studies, these drug candidates may not demonstrate the same chemical and pharmacological properties in humans, and may interact with human biological systems in unforeseen, ineffective or harmful ways. As such, there may be adverse effects from treatment with any of our current or future drug candidates that we cannot predict at this time.
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
Further, cancer therapies sometimes are characterized as first-line, second-line or third-line, and the FDA often approves new therapies initially only for third-line or later use, meaning for use after two or more other treatments have failed. When cancer is detected early enough, first-line therapy, usually chemotherapy, hormone therapy, immunotherapy, radiation therapy, surgery, targeted therapy or a combination of these, is sometimes adequate to cure the cancer or prolong life without a cure. Second- and third-line therapies are administered to patients when prior therapy was ineffective. Our current and planned clinical trials for our drug candidates bexobrutideg, zelebrudomide and NX-1607 are and will be with patients who have received one or more prior treatments. Subsequently, for those drug candidates that prove to be sufficiently beneficial, if any, we may seek approval potentially as a first-line therapy, but any drug candidates we develop, even if approved, may not be approved for first-line therapy, and, prior to any such approvals, we may have to conduct additional clinical trials.
If serious adverse events, undesirable side effects or unexpected characteristics are identified during the development of any drug candidates we may develop, we may need to abandon or limit our further clinical development of those drug candidates.
We have recently begun to evaluate our lead drug candidates in human clinical trials, and there have been very few clinical trials to date involving small molecule drug candidates designed to control cellular protein levels through targeted protein degradation. It is impossible to predict when or if any drug candidates we may develop will prove safe in humans. There is a limited safety data set for the effects of bexobrutideg (NX-5948), zelebrudomide (NX-2127) and NX-1607 in animals and we only recently have begun to test the safety of our drug candidates in humans. There can be no assurance that our current drug candidates or any future drug candidate will not cause undesirable side effects. Unforeseen side effects from our drug candidates could arise at any time during preclinical or clinical development.
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
The results of preclinical studies may not be predictive of the results of clinical trials, and the results of any early-stage clinical trials we commence may not be predictive of the results of the later-stage clinical trials or when these trials are completed. In addition, initial success in clinical trials may not be indicative of results obtained when such trials are completed. In particular, the small number of patients in our planned early clinical trials may make the results of these trials less predictive of the outcomes of later clinical trials. For example, even if successful, the results of our initial clinical trials for bexobrutideg (NX-5948), zelebrudomide (NX-2127) and NX-1607 may not be predictive of the results of further clinical trials of these drug candidates or any of our other drug candidates. Moreover, preclinical and clinical data often are susceptible to varying interpretations and analyses, and many companies that have believed their drug candidates performed satisfactorily in preclinical studies and clinical trials nonetheless have failed to obtain marketing approval of their products. Our future clinical trials may not ultimately be successful or support further clinical development of any of our drug candidates. There is a high failure rate for drug candidates proceeding through clinical trials. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in clinical development even after achieving encouraging results in earlier studies and clinical trials. Any such setbacks in our clinical development could materially harm our business, results of operations, financial condition and prospects.
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
We may not be able to initiate or continue clinical trials for our drug candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or similar regulatory authorities outside of the United States. In particular, we are currently conducting Phase 1 clinical trials for each of our lead drug candidates, bexobrutideg (NX-5948), zelebrudomide (NX-2127) and NX-1607, and we expect to initiate a Phase 2 clinical trial of bexobrutideg in 2025. We cannot predict how difficult it will be to enroll patients for these trials. Therefore, our ability to identify and enroll eligible patients for our bexobrutideg, zelebrudomide and NX-1607 clinical trials may be limited or may result in slower enrollment than we anticipate. In addition, some of our competitors have ongoing clinical trials for drug candidates that treat the same indications as our drug candidates, and patients who otherwise would be eligible for our planned clinical trials instead may enroll in clinical trials of our competitors’ drug candidates. Moreover, the size of the relevant patient populations for the diseases that our lead drug candidates target is small, and as more companies begin to focus attention and resources on drug candidates to treat the same indications as our drug candidates, we may experience delays or be unable to successfully recruit and enroll a sufficient number of eligible patients in our clinical trials. Patient enrollment is affected by other factors including:
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
We have established manufacturing relationships with a limited number of suppliers to manufacture raw materials and the drug substance of any drug candidate for which we are currently pursuing, or may in the future pursue, preclinical or clinical development. Our systems for complying with current good manufacturing practices (cGMPs), manufacturing process development with our third-party manufacturers and scale-up are at an early stage. The actual cost to manufacture and process our drug candidates could be greater than we expect and could materially and adversely affect the commercial viability of our drug candidates. We or any of our third-party manufacturers may encounter difficulties in production, including contamination, equipment failure, improper installation or operation of equipment, vendor or operator error, inconsistency in yields, variability in product characteristics and difficulties in scaling the production process. Even minor deviations from normal manufacturing processes could result in reduced production yields, product defects and other supply disruptions. If we or any of our third-party manufacturers encounter such difficulties, our ability to provide supply of our current or future drug candidates for clinical trials, our ability to obtain marketing approval or our ability to provide supply of our drug candidates for patients, if approved, could be delayed or stopped. For example, in October 2023, following our communication to the FDA of our intention to transition to an improved manufacturing process for zelebrudomide (NX-2127), the FDA placed a partial clinical hold on our ongoing Phase 1 clinical trial evaluating zelebrudomide. We actively engaged in discussions with FDA as part of our efforts to lift the partial clinical hold, and in March 2024, the FDA lifted the partial clinical hold. There can be no assurance that we can address any issues resulting in any partial or full clinical hold in a timely manner or at all, and we may incur additional expenses in connection with our efforts to address a partial or full clinical hold or advance our clinical programs.
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
We rely on third-party contract research organizations (CROs) to conduct our Phase 1 clinical trial programs for bexobrutideg (NX-5948), zelebrudomide (NX-2127) and NX-1607 and we will rely on third-party CROs to conduct any clinical trials for other drug candidates. Agreements with these CROs might terminate for a variety of reasons, including for such CRO’s failure to perform. Entry into alternative arrangements, if necessary, could significantly delay our product development activities.
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
Further, we rely on third parties located in China for some of our contract manufacturing, and we expect to continue to use such third-party manufacturers for such purposes. For any activities conducted in China, we are exposed to the possibility of product supply disruption and increased costs in the event of changes in the policies of the United States or Chinese governments, political unrest or unstable economic conditions in China. Any unfavorable government policies on international trade, such as export controls, capital controls or tariffs, new legislation or regulations, renegotiation of existing trade agreements, or any retaliatory trade actions due to recent or future trade tension, may impede, delay, limit, or increase the cost of manufacturing our therapeutic candidates. For example, in April 2025, the United States announced extensive tariffs on goods imported from China, where certain of our third-party manufacturers are located. While we believe we currently have sufficient inventory for clinical use and do not anticipate any near-term impact to our clinical programs, we expect these tariffs may increase the cost of our product supply in the future. Such events could result in our clinical or commercial supply of drug, packaging and other services being interrupted or limited, which could harm our business.
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
We obtain certain chemical or biological intermediates in the synthesis of our drug candidates and natural health products (NHPs) for toxicology testing in countries affected by macroeconomic events and conditions, including inflation, interest rate fluctuations, uncertainty with respect to the federal budget and debt ceiling and potential government shutdowns related thereto, increasing financial market volatility and uncertainty, the impact of war or military conflict, including regional conflicts around the world, and public health pandemics. Supply chain disruptions and delays as a result of any new tariff policies or trade restrictions could also negatively impact our cost of materials and production processes. For example, the United States has announced tariffs on many goods imported from specified nations, including China and those in the European Union. In addition, there are currently discussions concerning potential increased tariffs for pharmaceutical products, which may impact our supply chain and create uncertainty in the broader pharmaceutical industry. While certain tariffs have been suspended, modified or temporarily reduced, we cannot predict the results of the U.S. government’s trade negotiations or the outcome of ongoing legal challenges to specific tariff policies. If we are unable to obtain these chemical or biological intermediates or NHPs in sufficient quantity and in a timely manner due to disruptions in the global supply chain caused by macroeconomic events and conditions, the development, testing and clinical trials of that drug candidate may be delayed or infeasible, and regulatory approval or commercial launch of any resulting product may be delayed or not obtained, which could significantly harm our business.
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
Further, recent reforms and changes at government agencies of the United States and those of non-U.S. jurisdictions could increase the delays, uncertainties and costs surrounding the prosecution of our patent applications, and the maintenance, enforcement, or defense of our issued patents. For example, the ability of the USPTO and other applicable patent authorities to properly administer their functions is highly dependent on the levels of funding available to the agency and their ability to retain personnel and fill key leadership appointments, among various factors. Termination of employees or delays in replacing or hiring for positions could significantly impact the ability of the USPTO and other applicable patent authorities to fulfill their functions and could greatly impact our ability to timely and adequately prosecute or maintain our patent applications, and our ability to timely and adequately maintain, enforce, or defend our issued patents.

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
As we continue to develop and, if approved, commercialize our current and future drug candidates, competitors or other third parties may claim that our technology infringes, misappropriates or otherwise violates their intellectual property rights. There are and may in the future be additional U.S. and foreign-issued patents and pending patent applications owned by third parties in the fields in which we are pursuing drug candidates. For example, we are aware of a patent owned by a third party with a claim that covers many potential targeted protein degraders. This patent may be alleged to cover one or more of our targeted protein degrader drug candidates, including our bexobrutideg (NX-5948) and zelebrudomide (NX-2127) drug candidates. While we believe that we have valid defenses against any assertion of such patent against us, such defenses may be unsuccessful. If we are unsuccessful and any of our targeted protein degrader drug candidates is found to infringe this patent, we could be required to obtain a license to such patent or forced to permanently cease developing, manufacturing, marketing and commercializing the infringing targeted protein degrader drug candidate. We may not be able to obtain any required license on commercially reasonable terms or at all, and even if we were able to obtain a license, it could be non-exclusive, thereby giving the licensor and other third parties the right to use the same technologies licensed to us, and it could require us to make substantial licensing, royalty and other payments. We also could be forced, including by court order, to permanently cease developing, manufacturing, marketing and commercializing the drug candidate. In addition, we could be found liable for significant monetary damages, including treble damages and attorneys’ fees, if we are found to have willingly infringed any such patent. Even if we were ultimately to prevail, any litigation could require us to divert substantial financial and management resources that we would otherwise be able to devote to our business.
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
In March 2025, the FDA granted Orphan Drug Designation to bexobrutideg (NX-5948) for the treatment of Waldenström macroglobulinemia, and in June 2025, the EMA granted Orphan Drug Designation to bexobrutideg for the treatment of adult patients with lymphoplasmacytic lymphoma, of which Waldenström macroglobulinemia is the most common subtype. As part of our business strategy, we may also seek Orphan Drug Designation or other designations from regulators for other of our current or future drug candidates. Regulatory authorities in some jurisdictions, including the United States, EU and European Economic Area (EEA), Switzerland and the UK, may designate drugs or biological products for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may grant orphan designation to a drug or biological product intended to treat a rare disease or condition, defined as a disease or condition with a patient population of fewer than 200,000 in the United States, or a patient population greater than 200,000 in the United States when there is no reasonable expectation that the cost of developing and making available the drug in the United States will be recovered from sales in the United States for that drug or biological product. In the United States, Orphan Drug Designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user-fee waivers. After the FDA grants Orphan Drug Designation, the identity of the drug or biological product and its potential orphan use are disclosed publicly by the FDA. Orphan Drug Designation does not convey any advantage in, or shorten the duration of, the regulatory review process.
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
FDA-regulated industries, such as ours, face uncertainty with regard to the regulatory environment we will face as we proceed with research and development, and possibly in future commercialization. Some of these efforts have manifested to date in the form of FDA reductions in workforce or other personnel measures that could impact the FDA’s ability to hire and retain key personnel, which could result in delays or limitations on our ability to obtain guidance from the FDA on our product candidates in development and obtain the requisite regulatory approvals in the future. Moreover, additional changes to budget and staffing of other governmental agencies, including but not limited to those within the Department of Health and Human Services (HHS), could affect development activities such as enrollment and conduct of clinical trials.
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

To date, there have been several U.S. congressional inquiries and proposed and enacted state and federal legislation and regulations designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient support programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. Most notably, the Inflation Reduction Act (IRA), which was signed into law on August 16, 2022, allows Medicare to: beginning in 2026, establish a “maximum fair price” for a fixed number of pharmaceutical and biological products covered under Medicare Parts B and D following a price negotiation process with the Centers for Medicare and Medicaid Services (CMS); and, beginning in 2023, penalize drug companies that raise prices for products covered under Medicare Parts B and D faster than inflation, among other reforms. Since its enactment, CMS has taken steps to implement various drug pricing provisions of the IRA. This includes, without limitation, releasing the negotiated maximum prices, which will be effective in 2026, for the first ten drugs that were subject to the IRA’s negotiation process, releasing quarterly lists of Medicare Part B products that are subject to adjusted coinsurance rates based on the inflationary rebate provisions of the IRA, and announcing a list of fifteen additional drugs that will be subject to price negotiations during 2025.
It is unclear how future regulatory actions to implement the IRA, as well as the outcome of pending litigation against the IRA, may affect our products and future profitability, and we cannot predict the likelihood, nature, or extent of other health reform initiatives that may arise from future legislation or administrative actions.
Moreover, the results of the 2024 Presidential and Congressional elections, and potential subsequent developments, increase the uncertainty related to the healthcare regulatory environment. Notably, recent actions taken by the Trump Administration have indicated that reducing prescription drug prices is a priority. For example, President Trump has signed multiple executive orders addressing prescription drug pricing and access, including: on April 15, 2025, outlining several actions the Secretary of the Department of HHS must take to optimize healthcare regulations that will provide access to prescription drugs at lower costs; on May 5, 2025, aiming to promote domestic production of critical medicines; and on May 12, 2025, aiming to establish a “most favored nation” drug pricing policy that would tie U.S. drug prices to the prices paid for drugs in other countries. Further, the current administration has suggested that it may impose tariffs on pharmaceuticals.
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
At the state level, individual states are increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing. These include legislation and regulations regarding price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, legislative action designed to encourage importation from other countries and bulk purchasing. For example, on January 5, 2024, the FDA approved Florida’s importation plan, which allows pharmacists and wholesalers to import certain products from Canada. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. These measures could reduce the ultimate demand for our products, once approved, or put pressure on our product pricing. Another emerging trend at the state level is the establishment of prescription drug affordability boards, some of which will prospectively permit certain states to establish upper payment limits for drugs that the state has determined to be “high-cost.”
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
In particular, following the executive order of the Trump Administration of May 12, 2025, titled “Delivering Most-Favored-Nation Prescription Drug Pricing to American Patients,” there may be an unpredictable effect on prices of medicinal products in European countries. The Executive Order directs federal agencies to implement policies that would align U.S. prescription drug prices with the lowest prices paid by other comparable nations and mandates the Secretary of HHS to communicate most-favored-nation (MFN) price targets to pharmaceutical manufacturers and, if significant progress is not achieved, to propose rulemaking to impose MFN pricing across federal healthcare programs and potentially the private market. While the full scope and implementation timeline remain uncertain, this policy introduces significant risks to our future pricing strategies, revenue, and profitability in the U.S. market. Additionally, the Executive Order instructs the Department of Commerce and the U.S. Trade Representative to take action against foreign countries that engage in practices suppressing drug prices below fair market value, which could lead to increased pricing pressures or regulatory changes in international markets. These developments, depending on whether and how they may be enacted, may adversely affect our global operations and financial performance.
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

We and our third-party service providers regularly defend against and respond to data security incidents, and we cannot assure you that our data protection efforts and our investment in information technology will prevent significant breakdowns, data leakages, breaches in our systems, or those of our third-party vendors, CROs and other contractors and consultants, or other cyber incidents that could have a material adverse effect upon our reputation, business, operations, or financial condition. If such an event were to occur that causes interruptions in our operations, or those of our third-party vendors, CROs and other contractors and consultants, it could result in a material disruption or delay of our product development programs. For example, the loss of clinical trial data from completed, ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Furthermore, significant disruptions of our internal information technology systems or those of our third-party vendors and other contractors and consultants, or security breaches could result in the loss, misappropriation, and/or unauthorized access, use, or disclosure of, or the prevention of access to, confidential or sensitive information (including trade secrets or other intellectual property, proprietary business information, and personal information), which could result in financial, legal, business, and reputational harm to us. If any such event, including a security breach, results in the unauthorized access, use or release of personal information, our reputation could be materially damaged. In addition, such a breach may require notification to governmental agencies, the media or individuals pursuant to various federal and state data privacy and security laws (and other similar international laws), subject us to mandatory corrective action, and otherwise subject us to liability under laws and regulations that protect the privacy and security of personal information. For example, data breaches frequently result in regulatory actions and commercial and class action litigation based on a variety of laws and legal duties, such as the California Consumer Privacy Act, as later amended by the California Privacy Rights Act (CCPA), which provides for a private right of action in the event of certain data security breaches. Additionally, the SEC adopted a cybersecurity disclosure rule requiring companies subject to SEC reporting requirements to formally report material cybersecurity incidents, where failure to report may result in regulatory investigations leading to consent orders that may require additional compliance obligations and/or injunctions, fines and other penalties. Such actions could result in significant legal and financial exposure and reputational damages that could have a material adverse effect on our business, financial condition, results of operations and prospects.
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
In particular, laws and regulations governing the privacy of health information, such as HIPAA, establish privacy and security standards that limit the use and disclosure of individually identifiable health information, or protected health information, and require the implementation of administrative, physical and technological safeguards to protect the privacy of protected health information and ensure the confidentiality, integrity and availability of electronic protected health information. Determining how protected health information may be used, shared or processed in compliance with applicable privacy standards and our contractual obligations can be complex and may be subject to changing interpretation. Further, if we fail to comply with applicable privacy laws, we could face civil and criminal penalties, or claims for breach of contract. The HHS has enforcement discretion for HIPAA, and any enforcement activity can result in financial liability and reputational harm, and responses to such enforcement activity can consume significant internal resources. On April 22, 2024, HHS issued a Final Rule, the HIPAA Privacy Rule to Support Reproductive Health Care Privacy, which is intended to strengthen the HIPPA Privacy Rule by prohibiting the disclosure of protected health information related to lawful reproductive healthcare in certain circumstances.
In addition, states have shown an increased interest in regulating the processing of personal information in general and specifically in the privacy of health data. Washington state passed the My Health My Data Act, which took effect on March 31, 2024, and is focused on the collection of consumer health data. The My Health My Data Act has a broader scope than HIPAA and includes a private right of action—depending on whether this law applies to us, there may be substantial regulatory action and litigation associated with this act. Following Washington, Nevada enacted Senate Bill 370, which also took effect on March 31, 2024, and is similar to the My Health My Data Act and requires in-scope entities to comply with certain requirements regarding consumer health data. Notably, Senate Bill 370 does not include a private right of action nor does it apply to entities that are subject to HIPAA. Connecticut also amended its comprehensive privacy law in 2023, the Connecticut Data Privacy Act, to impose obligations aimed at “consumer health data.” Virginia also recently updated its Consumer Protection Act for certain health information and other states are considering health privacy legislation. Furthermore, state attorneys general are authorized to bring civil actions seeking either injunctions or damages in response to violations that threaten the privacy of state residents pursuant to local state laws. We cannot be sure how these regulations will be interpreted, enforced or applied to our operations. In addition to the risks associated with enforcement activities and potential contractual liabilities, our ongoing efforts to comply with evolving laws and regulations at the federal and state level may be costly and require ongoing modifications to our policies, procedures and systems.

Personal information privacy remains an evolving landscape at both the U.S. state and international level, with new regulations coming into effect. For example, the CCPA, which came into effect on January 1, 2020, and was amended and expanded by the California Privacy Rights Act as of January 1, 2023, provides California residents expanded privacy rights, including the right to request correction, access, and deletion of their personal information, the right to opt out of personal information sharing with certain third parties for cross-context behavioral advertising purposes, the right to limit the use of sensitive personal information, and the right to receive detailed information about how their personal information is processed, including by California residents’ employers. Additionally, the CCPA, requires companies that process personal information of California residents to make disclosures to consumers about their data collection, use and sharing practices, complete certain audits and assessments when processing higher risk data and provide a private right of action for data breaches, as described above. Although the CCPA includes limited exceptions—including exceptions for personal health information collected by covered entities or business associates subject to HIPAA, the CCPA may regulate or impact our processing of personal information depending on the context. Failure to comply with the CCPA may result in significant civil penalties, injunctive relief, or statutory or actual damages as determined by the California Privacy Protection Agency, the state agency that is charged with creating new rules and enforcing the CCPA, and the California Attorney General, who also still maintains some CCPA enforcement powers. Notably, following California’s lead, over a third of other U.S. states enacted or proposed privacy laws that contain obligations similar to the CCPA that have taken effect or will take effect in coming years. In addition, a comprehensive federal privacy bill, which includes a private right of action for violations, has been proposed and is under review by the U.S. House of Representatives. While these new laws and proposals generally include exemptions for HIPAA-covered data and clinical trial data, they add layers of complexity to compliance in the U.S. market and could increase our compliance costs and adversely affect our business. Compliance with this new and evolving privacy legislation adds complexity and may require investment in additional resources for compliance programs, thus potentially result in additional costs and expense of resources to maintain compliance.
In the EU, the EU GDPR governs the collection, use, disclosure, transfer, or other processing of personal data. The UK has implemented the EU GDPR as the UK GDPR which sits alongside the UK Data Protection Act 2018 (the UK GDPR together with the EU GDPR, the GDPR). The GDPR imposes compliance obligations on controllers (and in more limited cases, on processors), including (among others) granting certain privacy rights to individuals to control how companies collect, use, disclose, retain and otherwise process their personal data as well as specific requirements for obtaining valid consent where consent is the legal basis for processing, requirements around accountability and transparency, the obligation to consider data protection when any new products or services are developed, the obligation to appoint data protection officers in certain circumstances, the obligation to notify relevant data protection supervisory authorities of notifiable personal data breaches without undue delay (and no later than 72 hours) after becoming aware of the personal data breach, and the requirement to provide more detailed notices for clinical trial subjects and investigators. In addition, the EU GDPR prohibits the international transfer of personal data originating in the EEA (including, from clinical trial sites and other third parties (e.g., CROs)) to jurisdictions that the European Commission does not recognize as having ‘adequate’ data protection laws, unless a data transfer mechanism has been put in place or a derogation under the EU GDPR can be relied upon. In certain cases, for example, when transfers are made in reliance on standard contractual clauses (EU SCCs), there is a requirement for companies to carry out a transfer impact assessment (TIA)—which (among other things) assesses laws governing access to personal data in the recipient country and considers whether supplementary measures that provide privacy protections additional to those provided under EU SCCs—will need to be implemented to ensure an ‘essentially equivalent’ level of data protection to that afforded in the EEA. On July 10, 2023, the European Commission adopted its Final Implementing Decision granting the U.S. adequacy (Adequacy Decision) for EU-U.S. transfers of personal data for entities self-certified to the EU-U.S. Data Privacy Framework (DPF). Entities relying on EU SCCs for transfers to the United States are also able to rely on the analysis in the Adequacy Decision as support for their TIA regarding the equivalence of U.S. national security safeguards and redress.
Under the UK GDPR, companies not established in the UK but who process personal data in relation to the offering of goods or services to individuals in the UK, or to the monitoring of their behavior will be subject to the UK GDPR—the requirements of which at this time are largely aligned with those under the EU GDPR. The European Commission has adopted an adequacy decision in favor of the UK, enabling data transfers from EU Member States to the UK without additional safeguards. However, the UK adequacy decision will automatically expire in December 2025 unless the European Commission reassesses and further renews/extends that decision, and remains under review by the European Commission during this period.

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
As a company, we have invested, and expect to continue to invest, significant time and resources in our DPF certification and GDPR compliance program. This is necessary to ensure we can initiate and maintain GDPR-compliant clinical trials in the EU or UK (as applicable). Any failure or perceived failure by us with respect to GDPR compliance could mean we either cannot initiate additional GDPR-compliant clinical trials in the EU or UK (as applicable) or we may face regulatory investigations, significant fines and penalties, reputational damage or be required to change our business practices, all of which could adversely affect our business, financial condition and results of operations.
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
We leverage artificial intelligence (AI) into certain aspects of our operations, including through our proprietary DEL-AI platform, which employs machine learning across all aspects of the discovery process. However, our competitors and other third parties may incorporate AI into their operations and processes more quickly or more successfully than us, which could impair our ability to compete effectively and adversely affect our results of operations. Additionally, if the output that AI applications assist in producing are or are alleged to be inaccurate, deficient, or biased, our business, financial condition, and results of operations may be adversely affected. Furthermore, the integration of third-party AI models with our operations relies on certain safeguards implemented by the third-party developers of the underlying AI models, including those related to the accuracy, bias, and other variables of the data, and these safeguards may be insufficient. The use of AI applications has resulted in, and may in the future result in, cybersecurity incidents that implicate the data analyzed within such applications. Any such cybersecurity incidents related to our use of AI applications to analyze data could adversely affect our reputation and results of operations. AI also presents emerging ethical issues and if our use of AI becomes controversial, we may experience brand or reputational harm, competitive harm, or legal liability. Legislation and regulations governing the development and use of AI has been passed or is under consideration in the United States at the state and local level, as well as internationally. As a result, the ability to use artificial intelligence and machine learning may be constrained by current or future laws, regulatory or self-regulatory requirements. The rapid evolution of AI, including regulation of AI and it various uses, will require significant resources to develop, test and maintain our platforms and AI operations to help us implement AI ethically in order to minimize unintended, harmful impact
U.S. federal income tax reform and changes in other tax laws could adversely affect us.
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
As of May 31, 2025, we have issued pre-funded warrants to purchase a total of 8,315,020 shares of our common stock, of which 7,577,909 were outstanding as of May 31, 2025. Each pre-funded warrant is exercisable for $0.001 per share of common stock underlying such pre-funded warrant, which may be paid by way of a cashless exercise, meaning that the holder may not pay a cash purchase price upon exercise, but instead would receive upon such exercise the net number of shares of common stock determined according to the formula set forth in the pre-funded warrant. Accordingly, we will not receive a significant amount, or potentially any, additional funds upon the exercise of the pre-funded warrants. To the extent such pre-funded warrants are exercised, additional shares of common stock will be issued for nominal or no additional consideration, which will result in substantial dilution to the then existing holders of our common stock and will increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of the common stock, causing our stock price to decline.
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
Based on the market value of our common stock held by our non-affiliates as of May 31, 2024, effective November 30, 2024, we no longer qualify as a “smaller reporting company” as defined by the SEC . Accordingly, beginning with our quarterly report on Form 10-Q for the fiscal quarter ended February 28, 2025, we were no longer eligible to rely on the reduced disclosure and reporting requirements applicable to smaller reporting companies. Any failure to comply with the increased disclosure and reporting requirements could have an adverse effect on our business, financial condition and results of operations.
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
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
(c) Director and Section 16 Officer Rule 10b5-1 Trading Arrangements
No director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K, during the three months ended May 31, 2025.

Item 6. Exhibits

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

10.1*†	Amendment No. 1 to Sublease Agreement, dated as of May 31, 2025, between Janssen Research & Development, LLC and the Registrant					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1‡	Certification of Principal Executive Officer and Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	Inline XBRL Instance Document - the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File (formatted as Inline XBRL and included in exhibit 101)					X

*	Registrant has omitted portions of the exhibit as permitted under Item 601(b)(10) of Regulation S-K.
†	Registrant has omitted certain schedules pursuant to Item 601(a)(5) of Regulation S-K.
‡	The certifications furnished in Exhibits 32.1 hereto are deemed to accompany this Quarterly Report on Form 10-Q and are not deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall they be deemed incorporated by reference into any filing under the Securities Act of the Exchange Act.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NURIX THERAPEUTICS, INC.

Date: July 9, 2025	By:	/s/ ARTHUR T. SANDS
Arthur T. Sands, M.D., Ph.D.
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: July 9, 2025	By:	/s/ HANS VAN HOUTE
Hans van Houte
Chief Financial Officer (Principal Financial and Accounting Officer)