Form 10-Q
period 2025-08-31
Nurix Therapeutics, Inc.
filed 2025-10-09
CIK 1549595

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________________________________________________________
FORM 10-Q
______________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2025
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of September 30, 2025, the Registrant had 76,883,436 shares of common stock, $0.001 par value per share, outstanding.

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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
NURIX THERAPEUTICS, INC.
CONDENSED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

	August 31, 2025	November 30, 2024
Assets
Current assets:
Cash and cash equivalents	$78,438	$109,997
Marketable securities	350,391	499,586
Prepaid expenses and other current assets	11,774	9,804
Total current assets	440,603	619,387
Operating lease right-of-use assets	53,028	28,139
Property and equipment, net	20,498	17,757
Restricted cash	968	901
Other assets	7,375	3,159
Total assets	$522,472	$669,343
Liabilities and stockholdersʼ equity
Current liabilities:
Accounts payable	$8,609	$11,482
Accrued expenses and other current liabilities	43,957	37,994
Operating lease liabilities, current	3,791	8,014
Deferred revenue, current	25,993	38,364
Total current liabilities	82,350	95,854
Operating lease liabilities, net of current portion	52,695	20,289
Deferred revenue, net of current portion	15,175	26,207
Total liabilities	150,220	142,350
Commitments and contingencies (Note 6)
Stockholdersʼ equity:
Preferred stock, $0.001 par value— 10,000,000 shares authorized as of August 31, 2025 and November 30, 2024; no shares issued and outstanding as of August 31, 2025 and November 30, 2024	—	—
Common stock, $0.001 par value— 500,000,000 shares authorized as of August 31, 2025 and November 30, 2024; 76,872,686 and 75,870,718 shares issued and outstanding as of August 31, 2025 and November 30, 2024, respectively	77	76
Additional paid-in capital	1,297,061	1,265,536
Accumulated other comprehensive income	119	150
Accumulated deficit	(925,005)	(738,769)
Total stockholdersʼ equity	372,252	526,993
Total liabilities and stockholdersʼ equity	$522,472	$669,343
The accompanying notes are an integral part of these unaudited condensed financial statements.

NURIX THERAPEUTICS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended August 31,		Nine Months Ended August 31,
	2025	2024	2025	2024
Revenue:
Collaboration revenue	$7,894	$12,588	$40,403	$41,265
License revenue	—	—	30,000	—
Total revenue	7,894	12,588	70,403	41,265
Operating expenses:
Research and development	86,120	55,481	233,879	154,408
General and administrative	13,159	11,718	39,095	35,227
Total operating expenses	99,279	67,199	272,974	189,635
Loss from operations	(91,385)	(54,611)	(202,571)	(148,370)
Interest and other income, net	4,964	5,737	17,095	13,612
Loss before income taxes	(86,421)	(48,874)	(185,476)	(134,758)
Provision for income taxes	—	82	760	262
Net loss	$(86,421)	$(48,956)	$(186,236)	$(135,020)
Net loss per share, basic and diluted	$(1.03)	$(0.67)	$(2.22)	$(2.13)
Weighted-average number of shares outstanding, basic and diluted	84,159,336	72,779,381	83,869,469	63,384,174
The accompanying notes are an integral part of these unaudited condensed financial statements.

NURIX THERAPEUTICS, INC.
CONDENSED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended August 31,		Nine Months Ended August 31,
	2025	2024	2025	2024
Net loss	$(86,421)	$(48,956)	$(186,236)	$(135,020)
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on available-for-sale marketable securities	139	479	(31)	999
Total comprehensive loss	$(86,282)	$(48,477)	$(186,267)	$(134,021)
The accompanying notes are an integral part of these unaudited condensed financial statements.

NURIX THERAPEUTICS, INC.
CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)
(unaudited)

	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Shares	Amount
Balance as of November 30, 2023	48,718,552	$49	$746,299	$(655)	$(545,200)	$200,493
Exercise of stock options	75,362	—	355	—	—	355
Vesting of restricted stock units	171,030	—	—	—	—	—
Vesting of early exercised stock options	—	—	21	—	—	21
Repurchase of unvested early exercised stock	(1,548)	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	173,558	—	1,269	—	—	1,269
Stock-based compensation	—	—	7,823	—	—	7,823
Unrealized gain on available-for-sale marketable securities	—	—	—	305	—	305
Net loss	—	—	—	—	(41,518)	(41,518)
Balance as of February 29, 2024	49,136,954	49	755,767	(350)	(586,718)	168,748
Issuance of common stock and pre-funded warrants in connection with equity financing, net of issuance costs of $12,518	11,916,667	12	188,720	—	—	188,732
Issuance of common stock in “at the market” financing, net of issuance costs of $1,684	3,194,809	3	48,466	—	—	48,469
Exercise of stock options	24,108	—	216	—	—	216
Vesting of restricted stock units	83,997	—	—	—	—	—
Vesting of early exercised stock options	—	—	12	—	—	12
Stock-based compensation	—	—	8,847	—	—	8,847
Unrealized gain on available-for-sale marketable securities	—	—	—	215	—	215
Net loss	—	—	—	—	(44,546)	(44,546)
Balance as of May 31, 2024	64,356,535	64	1,002,028	(135)	(631,264)	370,693
Issuance of common stock in “at the market” financing, net of issuance costs of $920	2,145,000	2	41,978	—	—	41,980
Exercise of stock options	281,291	1	3,034	—	—	3,035
Vesting of restricted stock units	197,777	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	102,920	—	863	—	—	863
Stock-based compensation	—	—	8,762	—	—	8,762
Unrealized gain on available-for-sale marketable securities	—	—	—	479	—	479
Net loss	—	—	—	—	(48,956)	(48,956)
Balance as of August 31, 2024	67,083,523	$67	$1,056,665	$344	$(680,220)	$376,856

	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Shares	Amount
Balance as of November 30, 2024	75,870,718	$76	$1,265,536	$150	$(738,769)	$526,993
Exercise of stock options	37,428	—	221	—	—	221
Vesting of restricted stock units	242,923	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	83,730	—	1,252	—	—	1,252
Stock-based compensation	—	—	8,726	—	—	8,726
Unrealized gain on available-for-sale marketable securities	—	—	—	76	—	76
Net loss	—	—	—	—	(56,351)	(56,351)
Balance as of February 28, 2025	76,234,799	76	1,275,735	226	(795,120)	480,917
Exercise of stock options	1,233	—	6	—	—	6
Vesting of restricted stock units	197,632	—	—	—	—	—
Stock-based compensation	—	—	10,390	—	—	10,390
Unrealized loss on available-for-sale marketable securities	—	—	—	(246)	—	(246)
Net loss	—	—	—	—	(43,464)	(43,464)
Balance as of May 31, 2025	76,433,664	76	1,286,131	(20)	(838,584)	447,603
Exercise of stock options	18,822	1	177	—	—	178
Vesting of restricted stock units	311,485	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	108,715	—	977	—	—	977
Stock-based compensation	—	—	9,776	—	—	9,776
Unrealized gain on available-for-sale marketable securities	—	—	—	139	—	139
Net loss	—	—	—	—	(86,421)	(86,421)
Balance as of August 31, 2025	76,872,686	$77	$1,297,061	$119	$(925,005)	$372,252
The accompanying notes are an integral part of these unaudited condensed financial statements.

NURIX THERAPEUTICS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended August 31,
	2025	2024
Cash flows from operating activities
Net loss	$(186,236)	$(135,020)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,620	6,769
Stock-based compensation	28,879	25,421
Net accretion of discount on marketable securities	(8,455)	(7,795)
Amortization of operating lease right-of-use assets	7,605	5,356
Other	—	286
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(4,945)	767
Accounts payable	(3,655)	(2,376)
Deferred revenue	(23,403)	(15,265)
Operating lease liabilities	(4,311)	(4,768)
Accrued expenses and other current liabilities	6,268	2,792
Net cash used in operating activities	(181,633)	(123,833)
Cash flows from investing activities
Purchases of marketable securities	(281,350)	(409,738)
Maturities of marketable securities	437,728	300,010
Purchases of property and equipment	(8,871)	(7,168)
Net cash provided by (used in) investing activities	147,507	(116,896)
Cash flows from financing activities
Proceeds from exercise of stock options	405	3,606
Proceeds from issuance of common stock under employee stock purchase plan	2,229	2,132
Proceeds from issuances of common stock and pre-funded warrants in equity financing, net of issuance costs	—	188,732
Proceeds from issuances of common stock in “at the market” financing, net of issuance costs	—	90,691
Repurchase of unvested early exercised stock options	—	(15)
Net cash provided by financing activities	2,634	285,146
Net (decrease) increase in cash, cash equivalents and restricted cash	(31,492)	44,417
Cash, cash equivalents and restricted cash at beginning of period	110,898	55,528
Cash, cash equivalents and restricted cash at end of period	$79,406	$99,945
Supplemental disclosures of non-cash investing and financing activities:
Additions to property and equipment included in accounts payable and accrued expenses and other current liabilities	$2,120	$483
Right-of-use assets recognized in exchange for lease obligations	$32,494	$1,297
Deferred issuance costs included in accrued expenses and other current liabilities	$—	$156
Deferred issuance costs recognized related to the “at the market” financing	$—	$242
Vesting of early exercised stock options	$—	$33

	As of August 31,
	2025	2024
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$78,438	$99,044
Restricted cash	968	901
Total cash, cash equivalents and restricted cash	$79,406	$99,945
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

On October 31, 2024, the Company entered into Amendment No. 2 to the Equity Distribution Agreement (as amended, the Second Amended Equity Distribution Agreement), pursuant to which, from time to time, the Company may offer and sell through Piper Sandler up to $300.0 million of common stock registered under the Automatic Shelf Registration Statement pursuant to one or more “at the market” offerings. The Company is not required to sell any shares at any time during the term of the Second Amended Equity Distribution Agreement. The Company agreed to pay Piper Sandler a commission of up to 3.0% of the gross sales price of any shares sold pursuant to the Second Amended Equity Distribution Agreement. In November 2024, the Company issued and sold 3,634,393 shares of common stock under the Second Amended Equity Distribution Agreement at a price of $26.25 per share for total net proceeds of $93.6 million, after deducting offering commissions and expenses paid by the Company. As of August 31, 2025, the Company had $204.6 million of common stock remaining available for sale under the Second Amended Equity Distribution Agreement.
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
The accompanying condensed financial statements have been prepared assuming that the Company will continue as a going concern. As of August 31, 2025, the Company had cash, cash equivalents and marketable securities of $428.8 million and an accumulated deficit of $925.0 million. Management believes that its cash, cash equivalents and marketable securities are sufficient to continue operating activities for at least 12 months following the issuance date of these condensed financial statements. Future capital requirements will depend on many factors, including the timing and extent of spending on research and development and payments the Company may receive under its collaboration agreements with Sanofi, Gilead and Pfizer or future collaboration agreements, if any. There can be no assurance that, in the event the Company requires additional financing, such financing will be available at terms acceptable to the Company if at all. If additional capital is not available, failure to generate sufficient cash flows from operations, raise additional capital and reduce discretionary spending could have a material adverse effect on the Company’s ability to achieve its intended business objectives. Management considered whether there are conditions or events that raise substantial doubt about the Company’s ability to continue as a going concern and evaluated the funds necessary to maintain operations. Based on the Company’s current forecast of future operating results, the Company has concluded that its cash, cash equivalents and marketable securities are sufficient to continue operating activities for at least 12 months following the issuance date of these condensed financial statements.

2. Summary of Significant Accounting Policies
Basis of Presentation
The Company’s condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) and applicable rules and regulations of the SEC regarding interim financial reporting. The Company’s condensed financial statements have been prepared on the same basis as the annual financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for the fair statement of the Company’s financial position as of and for the three and nine months ended August 31, 2025. The condensed balance sheet as of November 30, 2024, was derived from the audited annual financial statements as of that date. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted from these interim financial statements. These interim financial statements and related disclosures have been prepared with the presumption that users of the interim financial statements have read or have access to the audited annual financial statements for the preceding fiscal year. Accordingly, these financial statements should be read in conjunction with the audited annual financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended November 30, 2024, as filed with the SEC on January 28, 2025. These interim results are not necessarily indicative of results to be expected for the full fiscal year or any future interim period. Subsequent to November 30, 2023, amounts presented in the financial statements are unconsolidated as the Company had no subsidiaries.
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
Leases
The Company determines if an arrangement contains a lease and the classification of the lease at inception. An arrangement contains a lease if there is an identified asset and if the Company controls the use of the identified asset throughout the period of use. The evaluation of whether the lease is an operating or a finance lease requires judgments in determining the fair value of the leased asset. Lease right-of-use (ROU) assets and lease liabilities are recognized at the lease commencement date based on the present value of the future minimum lease payments over the lease term at the commencement date. ROU assets also include any initial direct costs incurred and any lease payments made on or before the lease commencement date, less any lease incentives received. The Company uses its incremental borrowing rate, if an implicit rate is not readily determinable, and the information available at the date of lease commencement in determining its lease liabilities. The Company’s incremental borrowing rate is based on the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term, an amount equal to the lease payments in a similar economic environment, and the determination of the rate requires the Company to make certain assumptions and judgments, including on its synthetic credit rating. Leases may include options to extend or early terminate the lease term. If the Company, using judgment, is reasonably certain that an option will be exercised, then the option will be included in the calculation of the lease term. The Company elected to combine lease and non-lease components for all underlying assets groups, and not recognize ROU assets or lease liabilities for short-term leases. A short-term lease is a lease that, at the commencement date, has a lease term of 12 months or less and does not include an option to purchase the underlying asset that the lessee is reasonably certain to exercise. Lease expense for operating leases is recognized on a straight-line basis over the lease term. The Company does not have any finance leases.
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
Recent Accounting Pronouncements Not Yet Adopted
In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) No. 2023‑07, Segment Reporting (Topic 280)—Improvements to Reportable Segment Disclosures (ASU 2023-07), which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. This amendment is effective for the Company in the fiscal year beginning December 1, 2024, and interim periods within the fiscal year beginning December 1, 2025, on a retrospective basis with early adoption permitted. The Company does not expect the adoption of this standard to have a material impact on its condensed financial statements. The Company will adopt ASU 2023-07 for the annual reporting period ending November 30, 2025, and for the interim reporting periods thereafter.
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
Upon signing the Gilead Agreement, Gilead paid the Company an upfront payment of $45.0 million plus $3.0 million in additional fees. In addition, from the signing of the Gilead Agreement to August 31, 2025, the Company has received payments of $47.0 million for research milestones and additional payments, $20.0 million for a license option exercise payment, $15.0 million in research term extension fees and $5.0 million for a clinical milestone payment. As of August 31, 2025, the Company is eligible to receive up to approximately $1.8 billion in total additional payments, including payments of up to $508.5 million upon the achievement of specified research and development milestones, up to $60.0 million in certain additional fees related to target licensing and reservation and up to $1.2 billion upon the achievement of certain sales milestones. The Company also is eligible to receive mid-single digit to low tens percentage tiered royalties on annual net sales from any commercial products directed to the optioned collaboration targets, subject to certain reductions and excluding sales in the United States of any products for which the Company exercises its option to co-develop and co-promote, for which the parties share profits and losses evenly.

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
In order to determine the transaction price, the Company evaluated all the payments to be received during the duration of the contract. Certain milestone payments and additional fees were considered variable consideration, which were not included in the transaction price based on the most likely amount method as of August 31, 2025. The Company re-evaluates the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur. The Company determined that the transaction price at the inception of the initial research term consisted of the upfront payment of $45.0 million and $3.0 million in additional fees. Upon the achievement of research milestones and additional fees related to target reservations, $47.0 million in variable consideration was added to the transaction price, and a cumulative effect was recorded as revenue in the period the transaction price increased. The transaction price is recognized as collaboration revenue using the cost-based input method over the estimated initial research term of five years, which represents the estimated timing of completion of the identified deliverables. Additionally, the Company considered the impact of Gilead terminating the Gilead Agreement prior to the completion of the research services during the five-year initial research term and determined that there were significant economic costs to Gilead for doing so, and as such, did not adjust the contract term. The initial research term ended in the third quarter of fiscal year 2024.
The Gilead Research Term Extension, which has a term of two years and did not represent a material right at the inception of the Gilead Agreement because it does not contain a significant and incremental discount, is accounted for as a separate contract commencing in June 2024. The research term extension fee of $15.0 million is recognized as collaboration revenue using the cost-based input method over the estimated extended research term of two years, which represents the estimated timing of completion of the identified deliverables. As of August 31, 2025, no milestones have been achieved related to the extended research term.
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
For the three and nine months ended August 31, 2025, the Company recognized collaboration revenue related to the Gilead Research Term Extension of $2.1 million and $5.5 million, respectively, all of which was included in deferred revenue as of the beginning of the period. For the three and nine months ended August 31, 2024, the Company recognized collaboration revenue related to the Gilead Research Term Extension of $1.9 million for both periods, all of which was related to the $15.0 million research term extension fee received in the second quarter of fiscal year 2024. For the three and nine months ended August 31, 2024, the Company recognized collaboration revenue related to the initial research term under the Gilead Agreement of $0.5 million and $10.0 million, respectively, all of which was included in deferred revenue as of the beginning of the period. As of August 31, 2025, deferred revenue related to the Gilead Agreement was $5.5 million, all of which was current. As of November 30, 2024, deferred revenue related to the Gilead Agreement was $11.0 million, of which $9.1 million was current.

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
In March 2025, Sanofi exercised its right to exclusively license one target (the First Sanofi License Extension), the first development candidate resulting from the Sanofi Agreement. This right did not represent a material right at contract inception, since it was not offered for free or at a discount. Pursuant to the Sanofi Agreement, the Company received a license extension fee payment of $15.0 million in March 2025 for the First Sanofi License Extension. In May 2025, Sanofi exercised its right to exclusively license a second target (the Second Sanofi License Extension, and together with the First Sanofi License Extension, the Sanofi License Extensions), the second development candidate resulting from the Sanofi Agreement. This right also did not represent a material right at contract inception, since it was not offered for free or at a discount. Pursuant to the Sanofi Agreement, the Company received a license extension fee payment of $15.0 million in June 2025 for the Second Sanofi License Extension. The license to the functional intellectual property and all goods and services related to both the First Sanofi License Extension and the Second Sanofi License Extension were transferred during the second quarter of fiscal year 2025.
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

Upon signing the Sanofi Agreement, Sanofi paid the Company an upfront payment of $55.0 million. Subsequently, in January 2021, Sanofi paid the Company an additional $22.0 million to exercise its option to expand the number of targets beyond the initial targets included in the collaboration. In addition, from the signing of the Sanofi Agreement to August 31, 2025, the Company has received payments of $20.0 million for research milestones and $30.0 million for license extension fees. As of August 31, 2025, the Company is eligible to receive up to approximately $930.0 million in total additional payments, including payments of up to $180.0 million upon the achievement of specified research and development milestones, up to $250.0 million upon the achievement of specified regulatory milestones and up to $500.0 million upon the achievement of certain sales milestones. The Company is also eligible to receive mid-single digit to low teen percentage tiered royalties on annual net sales of any commercial products that may result from the collaboration, subject to certain reductions and excluding sales in the United States of any products for which the Company exercises its option to co-develop and co-promote, for which the parties share profits and losses evenly.
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
In order to determine the transaction price, the Company evaluated all the payments to be received during the duration of the contract. Certain milestone payments and additional fees were considered variable consideration, which were not included in the transaction price based on the most likely amount method as of August 31, 2025. The Company re-evaluates the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur. At the inception of the Sanofi Agreement, the Company determined that the transaction price consisted of the upfront payment of $55.0 million for three initial drug targets and $22.0 million for two additional targets. Subsequently, upon the achievement of research milestones, $20.0 million in variable consideration was added to the transaction price, and a cumulative effect was recorded as revenue in the period the transaction price increased. Revenue is recognized using the cost-based input method over the research term of 4.25 years, the revised research period that was agreed to in January 2021 in the First Sanofi Amendment for certain targets, and 5.25 years, the revised research period due to the target substitutions in July 2022, for certain other targets. The research period was extended as part of the Sixth Sanofi Amendment and a cumulative effect was recorded in the second quarter of fiscal year 2024. The initial research term ended in the second quarter of fiscal year 2025.
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
For the three and nine months ended August 31, 2025, the Company recognized collaboration revenue related to the Sanofi Agreement of zero and $16.1 million, respectively, of which zero and $9.1 million, respectively, were included in deferred revenue as of the beginning of the period, and zero and $6.4 million, respectively, were related to activities satisfied in previous periods. The Company also recognized $30.0 million in license revenue received pursuant to the Sanofi License Extensions during the nine months ended August 31, 2025. For the three and nine months ended August 31, 2024, the Company recognized collaboration revenue related to the Sanofi Agreement of $5.9 million and $16.2 million, respectively, of which $5.9 million and $14.7 million, respectively, were included in deferred revenue as of the beginning of the period, and zero and $1.2 million, respectively, were related to activities satisfied in previous periods. As of August 31, 2025, deferred revenue related to the Sanofi Agreement was zero. As of November 30, 2024, deferred revenue related to the Sanofi Agreement was $9.1 million, all of which was current.

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
Under the terms of the Pfizer Agreement, the Company received an upfront payment of $60.0 million. In addition, from the signing of the Pfizer Agreement to August 31, 2025, the Company has received payments of $10.0 million for research milestones. As of August 31, 2025, the Company is eligible to receive up to approximately $3.4 billion in contingent payments across multiple programs, including payments of up to $626.0 million upon the achievement of specified research and development milestones, up to $19.5 million in certain additional fees related to target licensing and reservation, up to $873.0 million upon the achievement of specified regulatory milestones and up to $1.8 billion upon the achievement of certain sales milestones. The Company is also eligible for mid-single to low double digit percentage tiered royalties on future sales.
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
In order to determine the transaction price, the Company evaluated all the payments to be received during the duration of the contract. Milestone payments and additional fees were considered variable consideration, which were not included in the transaction price based on the most likely amount method as of August 31, 2025. The Company re-evaluates the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur. The Company determined that the transaction price at the inception of the Pfizer Agreement consisted of the upfront payment of $60.0 million. Subsequently, upon achievement of research milestones, $10.0 million in variable consideration was added to the transaction price and a cumulative effect was recorded as revenue in the period the transaction price increased. The transaction price is recognized as collaboration revenue using the cost-based input method over the estimated research term of four years, not to extend beyond six years, which represents the estimated period to complete the identified deliverables. Additionally, the Company considered the impact of Pfizer terminating the Pfizer Agreement prior to the completion of the research services during the initial four-year research term and determined that there were significant economic costs to Pfizer for doing so, and as such, did not adjust the contract term.

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
For the three and nine months ended August 31, 2025, the Company recognized collaboration revenue related to the Pfizer Agreement of $5.8 million and $13.8 million, respectively, all of which was included in deferred revenue as of the beginning of the period. For the three and nine months ended August 31, 2024, the Company recognized collaboration revenue related to the Pfizer Agreement of $4.2 million and $13.1 million, respectively, of which $4.2 million and $12.3 million, respectively, were included in deferred revenue as of the beginning of the period, and zero and $0.1 million, respectively, were related to activities satisfied in previous periods. As of August 31, 2025, deferred revenue related to the Pfizer Agreement was $35.7 million, of which $20.5 million was current. As of November 30, 2024, deferred revenue related to the Pfizer Agreement was $44.5 million, of which $20.0 million was current, and included $5.0 million in contract assets representing the unbilled amount related to the research milestone achieved in November 2024.
4. Condensed Balance Sheet Components
Property and Equipment, Net
Property and equipment, net, consisted of the following (in thousands):

	August 31, 2025	November 30, 2024
Laboratory equipment	$43,878	$39,031
Leasehold improvements	9,062	5,140
Computer equipment	1,043	936
Furniture and fixtures	1,099	1,077
Software	6,032	5,578
Software in progress	116	497
Total property and equipment, gross	61,230	52,259
Less: Accumulated depreciation and amortization	(40,732)	(34,502)
Total property and equipment, net	$20,498	$17,757
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	August 31, 2025	November 30, 2024
Accrued compensation	$16,370	$16,631
Accrued contract research and lab supplies	11,840	11,599
Accrued clinical	10,627	4,637
Accrued professional services	2,458	1,615
Accrued taxes	932	1,237
Other	1,730	2,275
Total accrued expenses and other current liabilities	$43,957	$37,994
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
The following tables present the Company’s investments, which consist of cash equivalents and available-for-sale marketable securities, that are measured at fair value on a recurring basis as of August 31, 2025 and November 30, 2024 (in thousands):

August 31, 2025	Level	Amortized cost	Unrealized gain	Unrealized loss	Estimated fair value
Money market funds	Level 1	$75,240	$—	$—	$75,240
U.S. treasury securities	Level 1	337,300	123	(5)	337,418
U.S. government agency securities	Level 2	9,998	2	(1)	9,999
Total		$422,538	$125	$(6)	$422,657
Included in cash and cash equivalents		$72,266	$—	$—	$72,266
Included in marketable securities, current		$350,272	$125	$(6)	$350,391

November 30, 2024	Level	Amortized cost	Unrealized gain	Unrealized loss	Estimated fair value
Money market funds	Level 1	$90,380	$—	$—	$90,380
U.S. treasury securities	Level 1	470,607	271	(138)	470,740
U.S. government agency securities	Level 2	28,829	32	(15)	28,846
Total		$589,816	$303	$(153)	$589,966
Included in cash and cash equivalents		$90,380	$—	$—	$90,380
Included in marketable securities, current		$499,436	$303	$(153)	$499,586
The following tables summarize the available-for-sale marketable securities in an unrealized loss position for which an allowance for credit losses has not been recorded as of August 31, 2025 and November 30, 2024, aggregated by investment category and length of time in a continuous unrealized loss position (in thousands):

	Less than 12 months		Greater than 12 months		Total
August 31, 2025	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
U.S. treasury securities	$47,008	$(5)	$—	$—	$47,008	$(5)
U.S. government agency securities	—	—	3,998	(1)	3,998	(1)
Total	$47,008	$(5)	$3,998	$(1)	$51,006	$(6)

	Less than 12 months		Greater than 12 months		Total
November 30, 2024	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
U.S. treasury securities	$166,161	$(138)	$—	$—	$166,161	$(138)
U.S. government agency securities	—	—	3,981	(15)	3,981	(15)
Total	$166,161	$(138)	$3,981	$(15)	$170,142	$(153)
The accrued interest receivable related to the Company’s marketable securities was $1.7 million and $1.5 million as of August 31, 2025 and November 30, 2024, respectively, and was included in prepaid expenses and other current assets on the condensed balance sheet.

The Company classifies its money market funds and U.S. treasury securities, which are valued based on quoted market prices in active markets with no valuation adjustment, as Level 1 assets within the fair value hierarchy.
The Company classifies its marketable securities in corporate debt securities and U.S. government agency securities as Level 2 assets within the fair value hierarchy. The fair values of these marketable securities are estimated by taking into consideration valuations obtained from third-party pricing services. The pricing services utilize industry standard valuation models, including both income- and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of and broker/dealer quotes on the same or similar securities, issuer credit spreads, benchmark securities, prepayment/default projections based on historical data and other observable inputs. There were no transfers of financial instruments between valuation levels during the three and nine months ended August 31, 2025 and 2024.
As of August 31, 2025 and November 30, 2024, the unrealized losses for available-for-sale securities were non-credit related, and the Company does not intend to sell the securities that were in an unrealized loss position, nor will it be required to sell those securities before recovery of their amortized cost basis, which may be maturity. As of August 31, 2025, and November 30, 2024, no allowance for credit losses for the Company’s marketable securities was recorded. During the three and nine months ended August 31, 2025 and 2024, the Company did not recognize any impairment losses related to marketable securities.
6. Commitments and Contingencies
Legal Proceedings
From time to time, the Company may be involved in legal proceedings in the ordinary course of business. The Company accrues a liability for such matters when it is probable that future expenditures will be made and that such expenditures can be reasonably estimated. Significant judgment is required to determine both probability and the estimated amount. Legal fees and other costs associated with such actions are expensed as incurred. As of August 31, 2025, the Company was not a party to any material legal proceedings.
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
Operating Leases
The Company leases office and laboratory facilities totaling approximately 57,902 square feet within the same building in San Francisco, California under several lease agreements. These lease agreements were originally scheduled to expire in April 2025. In September 2024, the Company entered into an amendment to extend the lease term through October 2025. The minimum rent payable by the Company pursuant to the lease amendment is approximately $0.4 million per month. The lease amendment did not have a material impact on the Company’s condensed financial statements.

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
In May 2025, the Company entered into an amendment to the Brisbane Lease to include an additional 35,929 square feet of office space located at 1400 Sierra Point Parkway, Brisbane, California. The lease commenced in June 2025 when the underlying assets became available for use and the Company recorded a $5.8 million ROU asset and lease liability on the condensed balance sheet. A security deposit of $0.5 million was also recorded in other assets, non-current on the condensed balance sheet. The Brisbane Lease, as amended, will expire on September 30, 2031, unless terminated earlier. Future minimum lease payments under the Brisbane Lease, as amended, total $52.3 million, which does not include the payment of additional rent to cover the Company’s share of annual operating and tax expenses and utilities costs for the building.
The Company is required to pay base rent plus its proportionate share of operating expenses, as defined in the applicable lease agreement on all of its leases. Variable lease payments related to operating expenses, including utilities, maintenance costs and real estate taxes, were $1.8 million and $5.0 million for the three and nine months ended August 31, 2025, respectively, and $1.8 million and $5.2 million for the three and nine months ended August 31, 2024, respectively.
Operating lease expenses, excluding variable lease payments, were $3.9 million and $9.8 million for the three and nine months ended August 31, 2025, respectively, and $2.2 million and $6.8 million for the three and nine months ended August 31, 2024, respectively. Short-term lease expense was not material for the periods presented.
Other information related to leases were as follows (in thousands):

	Nine Months Ended August 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Cash flows from operating leases	$6,534	$6,177
7. Common Stock
The Company’s Restated Certificate of Incorporation authorizes the Company to issue up to 500,000,000 shares of common stock, $0.001 par value per share, as of August 31, 2025 and November 30, 2024. Holders of common stock are entitled to dividends when and if declared by the Company’s board of directors, subject to the prior rights of the holders of shares of preferred stock. The holder of each share of common stock is entitled to one vote. As of August 31, 2025, no dividends have been declared.
In July 2022, the Company issued the 2022 Pre-Funded Warrants to purchase an aggregate of 6,814,920 shares of the Company’s common stock at a price of $13.939 per pre-funded warrant. As of August 31, 2025, a total of 6,097,560 of the 2022 Pre-Funded Warrants remained available for exercise.

In April 2024, the Company issued the 2024 Pre-Funded Warrants to purchase an aggregate of 1,500,100 shares of the Company’s common stock at a price of $14.999 per pre-funded warrant. As of August 31, 2025, a total of 1,480,349 of the 2024 Pre-Funded Warrants remained available for exercise.
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
Common stock reserved for future issuance, on an as-if converted basis consists of the following:

	August 31, 2025	November 30, 2024
Options to purchase common stock issued and outstanding	11,694,499	9,839,454
Restricted stock units issued and outstanding	2,685,470	1,956,015
Shares available for future equity grants	2,833,616	3,192,811
Shares available for issuance under employee stock purchase plan	2,307,250	1,740,988
Pre-funded warrants issued and outstanding	7,577,909	7,577,909
Total common stock reserved for future issuance	27,098,744	24,307,177
8. Stock-Based Compensation
Equity Incentive Plans
The Company’s 2020 Equity Incentive Plan (the 2020 Plan) serves as the successor to the Company’s 2012 Equity Incentive Plan (together with the 2020 Plan, the Stock Plans) and provides for the granting of stock options, stock appreciation rights, restricted stock awards, restricted stock units (RSUs), performance awards and stock bonus awards to employees, directors, consultants, independent contractors and advisors of the Company. As of August 31, 2025, the Company had 990,016 shares of common stock available for grant under the Stock Plans.
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
The Company has reserved 3,000,000 shares of common stock for issuance pursuant to non-qualified stock options and RSUs under the 2024 Inducement Plan. As of August 31, 2025, the Company had 1,843,600 shares of common stock available for grant under the 2024 Inducement Plan.
Option activity under the Stock Plans and the 2024 Inducement Plan is set forth below:

	Number of options outstanding	Weighted- average exercise price
Balances as of November 30, 2024	9,839,454	$15.77
Options granted	2,147,025	15.22
Options exercised	(57,483)	7.05
Options forfeited	(234,497)	16.59
Balances as of August 31, 2025	11,694,499	$15.70

RSU activity under the Stock Plans and 2024 Inducement Plan is set forth below:

	Number of RSUs	Weighted-average grant date fair value
Balances as of November 30, 2024	1,956,015	$11.83
RSUs granted	1,670,856	16.10
RSUs vested	(752,040)	12.28
RSUs forfeited	(189,361)	14.93
Balances as of August 31, 2025	2,685,470	$14.15
Employee Stock Purchase Plan
Under the Company’s 2020 Employee Stock Purchase Plan (the ESPP), eligible employees are entitled to purchase shares of common stock with accumulated payroll deductions. During the nine months ended August 31, 2025, the Company issued 192,445 shares of common stock pursuant to the ESPP at a weighted-average price of $11.59 per share.
Stock-Based Compensation
Stock-based compensation expense related to the Stock Plans, the 2024 Inducement Plan and the ESPP that is included in the Company’s condensed statements of operations is as follows (in thousands):

	Three Months Ended, August 31,		Nine Months Ended August 31,
	2025	2024	2025	2024
Research and development	$5,519	$4,631	$16,508	$12,743
General and administrative	4,253	4,123	12,371	12,678
Total stock-based compensation	$9,772	$8,754	$28,879	$25,421
As of August 31, 2025, the total compensation cost related to stock-based awards not yet recognized was $69.0 million, which is expected to be amortized on a straight-line basis over the weighted-average remaining vesting period of approximately 2.3 years.
9. Defined Contribution Plan
The Company sponsors a defined-contribution savings plan under Section 401(k) of the Internal Revenue Code of 1986, as amended (the 401(k) Plan), which provides for the Company to make discretionary matching or discretionary annual contributions to the 401(k) Plan, for its employees. Substantially all of the Company’s employees are eligible to participate in the 401(k) Plan. Employees may contribute a percentage of their annual compensation to the plan, subject to statutory limitations. The Company has made contributions to the 401(k) Plan and recorded contribution expense of $0.1 million and $1.1 million during the three and nine months ended August 31, 2025, respectively, and $0.1 million and $0.8 million during the three and nine months ended August 31, 2024, respectively.
10. Income Taxes
For the three and nine months ended August 31, 2025, the Company recorded an income tax provision of zero and $760,000, respectively. For the three and nine months ended August 31, 2024, the Company recorded an income tax provision of $82,000 and $262,000, respectively. Deferred income taxes reflect the net tax effects of loss and credit carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Realization of the deferred tax assets is dependent upon future taxable income, the amount, if any, and timing of which are uncertain. The Company has generated losses since inception and has established a valuation allowance to offset deferred tax assets as of August 31, 2025 and 2024 due to the uncertainty of realizing future tax benefits from its net operating loss (NOL) carryforwards and other deferred tax assets.

The Company files income tax returns in the United States and in various states. In January 2019, the California Franchise Tax Board (FTB) initiated an examination of the Company’s California tax return for tax years ending in 2015, 2016, 2017 and 2018. During the year ended November 30, 2021, the FTB issued proposed audit assessments related to revenue sourcing and R&D credits. The Company did not agree with the FTB’s assessments and challenged the assessments. In May 2025, the Company received new information from the FTB and remeasured the unrecognized tax benefit for California revenue sourcing, resulting in discrete tax expense. The Company entered into settlement procedures with the FTB in September 2025.
On July 4, 2025, the One Big Beautiful Bill Act (OBBBA) was enacted in the United States. The OBBBA includes several significant tax provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company will no longer be required to capitalize its domestic research and experimental costs under Section 174 of the Internal Revenue Code beginning with the tax year ending November 30, 2026. The Company does not expect the enactment of OBBBA to have a material impact on its condensed financial statements.
11. Net Loss Per Share
The following table sets forth the computation of the Company’s basic and diluted net loss per share attributable to common stockholders, which excludes shares which are legally outstanding but subject to repurchase by the Company (in thousands, except share and per share data):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2025	2024	2025	2024
Numerator:
Net loss	$(86,421)	$(48,956)	$(186,236)	$(135,020)
Denominator:
Weighted-average number of shares outstanding, basic and diluted(1)	84,159,336	72,779,381	83,869,469	63,384,174
Net loss per share, basic and diluted	$(1.03)	$(0.67)	$(2.22)	$(2.13)

(1)
The shares underlying the pre-funded warrants to purchase shares of the Company’s common stock have been included in the calculation of the weighted-average number of shares outstanding, basic and diluted, for the three and nine months ended August 31, 2025 and 2024.

The following potentially dilutive securities were excluded from the computation of the diluted net loss per share of common stock for the periods presented because their effect would have been anti-dilutive:

	August 31,
	2025	2024
Options to purchase common stock issued and outstanding	11,694,499	9,854,733
Restricted stock units issued and outstanding	2,685,470	2,081,904
Shares expected to be purchased under employee stock purchase plan	207,107	74,620
Total	14,587,076	12,011,257
12. Related Party Transactions
The Company’s Chief Financial Officer is a trustee for the multiple employer welfare association that facilitates the acquisition and administration of the Company’s healthcare plans. Expenses related to the healthcare plan premiums were $1.8 million and $4.6 million for the three and nine months ended August 31, 2025, respectively, and $1.0 million and $3.2 million for the three and nine months ended August 31, 2024, respectively. As of August 31, 2025 and November 30, 2024, the amount recorded in accounts payable and accrued expenses and other current liabilities in connection with this healthcare plan provider was not material.

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
We have entered into several revenue generating collaborations with large biopharmaceutical companies, including with Gilead, Sanofi and Seagen (now a part of Pfizer), to leverage our DEL-AI platform for drug discovery. These collaborations allow us to further advance our future pipeline with multiple currently identified targets included in these collaborations. In aggregate, we have received $482.0 million in non-dilutive financing from our collaborators to date, and as of August 31, 2025, we are eligible to receive up to $6.1 billion in potential future fees and milestone payments, as well as royalties on future product sales. We retain certain options for co-development, co-commercialization and profit sharing in the United States for multiple drug candidates, pursuant to these collaborations.
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
Upon signing the Gilead Agreement, Gilead paid us an upfront payment of $45.0 million, plus $3.0 million in additional fees. In addition, from the signing of the Gilead Agreement to August 31, 2025, we have received payments of $47.0 million for research milestones and additional payments, $20.0 million for a license option exercise payment, $15.0 million in research term extension fees and $5.0 million for a clinical milestone payment. As of August 31, 2025, we are eligible to receive up to approximately $1.8 billion in total additional payments based on certain additional fees, payments and the successful completion of certain preclinical, clinical, development and sales milestones. We also are eligible to receive mid-single digit to low tens percentage tiered royalties on annual net sales from any commercial products directed to the optioned collaboration targets, subject to certain reductions and excluding sales in the United States of any products for which we exercise our option to co-develop and co-promote, for which the parties share profits and losses evenly.
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
We recognized collaboration revenue from the Gilead Agreement of $2.1 million and $5.5 million during the three and nine months ended August 31, 2025, respectively, and $2.4 million and $11.9 million during the three and nine months ended August 31, 2024, respectively. As of August 31, 2025 and November 30, 2024, there was $5.5 million and $11.0 million, respectively, of deferred revenue related to payments received by us under the Gilead Agreement.
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
Upon signing the Sanofi Agreement, Sanofi paid us an upfront payment of $55.0 million. Subsequently, in January 2021, Sanofi paid us an additional $22.0 million to exercise its option to expand the number of targets beyond the initial targets included in the collaboration. In addition, from the signing of the Sanofi Agreement to August 31, 2025, we have received payments of $20.0 million for research milestones and $30.0 million for license extension fees. As of August 31, 2025, we are eligible to receive up to approximately $930.0 million in total additional payments based on successful completion of certain research development, regulatory and sales milestones. We are also eligible to receive mid-single digit to low teen percentage tiered royalties on annual net sales of any commercial products that may result from the collaboration, subject to certain reductions and excluding sales in the United States of any products for which we exercise our option to co-develop and co-promote, for which the parties share profits and losses evenly.
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
We recognized collaboration revenue from the Sanofi Agreement of zero and $16.1 million during the three and nine months ended August 31, 2025, respectively, and $5.9 million and $16.2 million during the three and nine months ended August 31, 2024, respectively. We also recognized $30.0 million in license revenue received pursuant to the Sanofi License Extensions during the nine months ended August 31, 2025. As of August 31, 2025 and November 30, 2024, there was zero and $9.1 million, respectively, of deferred revenue related to payments received by us under the Sanofi Agreement.

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
Under the terms of the Pfizer Agreement, we received an upfront payment of $60.0 million. In addition, from the signing of the Pfizer Agreement to August 31, 2025, we have received payments of $10.0 million for research milestones. We are eligible to receive up to approximately $3.4 billion in contingent payments based on specified research, development, regulatory and commercial milestones across multiple programs. We are also eligible for mid-single to low double digit percentage tiered royalties on future sales.
Subject to the exceptions described in the Pfizer Agreement, the Pfizer Agreement expires upon the first to occur of (1) the expiration of the last-to-expire option exercise period under the Pfizer Agreement if no such option has been exercised prior to such expiration and (2) the expiration of the last-to-expire royalty term under the Pfizer Agreement.
We recognized collaboration revenue from the Pfizer Agreement of $5.8 million and $13.8 million during the three and nine months ended August 31, 2025, respectively, and $4.2 million and $13.1 million during the three and nine months ended August 31, 2024, respectively. As of August 31, 2025 and November 30, 2024, there was $35.7 million and $44.5 million, respectively, of deferred revenue related to payments received by us under the Pfizer Agreement.
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
Since inception, we have generally incurred significant losses and negative cash flows from operations. During the nine months ended August 31, 2025 and 2024, we incurred net losses of $186.2 million and $135.0 million, respectively. As of August 31, 2025, we had an accumulated deficit of $925.0 million. These losses have resulted primarily from costs incurred in connection with research and development activities and general and administrative costs associated with our operations.
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
As of August 31, 2025, we had $428.8 million in cash, cash equivalents and marketable securities. We expect that our existing cash, cash equivalents and marketable securities are sufficient to fund our operations for at least the next 12 months. See the section titled “—Liquidity and Capital Resources” for more information. To finance our operations beyond that point, we will need to raise substantial additional capital to complete the development and commercialization of our drug candidates. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing and distribution arrangements. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans.
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
We do not allocate our internal costs by product candidate. With respect to internal costs, several of our departments support multiple product candidate research and development programs, and therefore the costs cannot be allocated to a particular product candidate or development program. Our research and development expenses are summarized as follows (in thousands):

	Three Months Ended August 31,		Change	Nine Months Ended August 31,		Change
	2025	2024		2025	2024
External clinical development expenses:
Bexobrutideg (NX-5948)	$25,143	$10,299	$14,844	$59,421	$22,240	$37,181
Zelebrudomide (NX-2127)	1,389	606	783	4,054	3,038	1,016
NX-1607	1,492	1,531	(39)	5,784	4,602	1,182
Internal research and development expenses	58,096	43,045	15,051	164,620	124,528	40,092
Total research and development expenses	$86,120	$55,481	$30,639	$233,879	$154,408	$79,471
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
Our critical accounting policies and more significant areas involving management’s judgments and estimates used in preparation of our condensed financial statements are discussed in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended November 30, 2024. There have been no significant changes to these policies for the three and nine months ended August 31, 2025.
Recent Accounting Pronouncements
Refer to Note 2, “Summary of Significant Accounting Policies—Recently Adopted Accounting Pronouncements” to our condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information.

Results of Operations
Comparison of the three and nine months ended August 31, 2025 and 2024
Our results of operations are summarized as follows (in thousands):

	Three Months Ended August 31,		Change	Nine Months Ended August 31,		Change
	2025	2024		2025	2024
Revenue:
Collaboration revenue	$7,894	$12,588	$(4,694)	$40,403	$41,265	$(862)
License revenue	—	—	—	30,000	—	30,000
Total revenue	7,894	12,588	(4,694)	70,403	41,265	29,138
Operating expenses:
Research and development	86,120	55,481	30,639	233,879	154,408	79,471
General and administrative	13,159	11,718	1,441	39,095	35,227	3,868
Total operating expenses	99,279	67,199	32,080	272,974	189,635	83,339
Loss from operations	(91,385)	(54,611)	(36,774)	(202,571)	(148,370)	(54,201)
Interest and other income, net	4,964	5,737	(773)	17,095	13,612	3,483
Loss before income taxes	(86,421)	(48,874)	(37,547)	(185,476)	(134,758)	(50,718)
Provision for income taxes	—	82	(82)	760	262	498
Net loss	$(86,421)	$(48,956)	$(37,465)	$(186,236)	$(135,020)	$(51,216)
Collaboration Revenue
Our collaboration revenue is summarized as follows (in thousands):

	Three Months Ended August 31,		Change	Nine Months Ended August 31,		Change
	2025	2024		2025	2024
Gilead	$2,109	$2,426	$(317)	$10,458	$11,904	$(1,446)
Sanofi	—	5,923	(5,923)	16,148	16,231	(83)
Pfizer	5,785	4,239	1,546	13,797	13,130	667
Total collaboration revenue	$7,894	$12,588	$(4,694)	$40,403	$41,265	$(862)
Our collaboration revenue decreased by $4.7 million during the three months ended August 31, 2025, compared to the three months ended August 31, 2024, primarily due to decreased revenue from our collaboration with Sanofi as we concluded the initial research term for certain drug targets. The decrease in collaboration revenue was partially offset by the increase in revenue from our collaboration with Pfizer due to a higher percentage of completion of performance obligations in the current period.
Our collaboration revenue decreased by $0.9 million during the nine months ended August 31, 2025, compared to the nine months ended August 31, 2024, primarily due to decreased revenue from our collaboration with Gilead as we concluded the initial research term for certain drug targets.
License Revenue
Our license revenue was $30.0 million for the nine months ended August 31, 2025 and is related to the Sanofi License Extensions. There was no license revenue for the nine months ended August 31, 2024.
Research and Development Expenses
Our research and development expenses increased by $30.6 million and $79.5 million during the three and nine months ended August 31, 2025, compared to the three and nine months ended August 31, 2024, respectively. For all periods presented, there was an increase in clinical, contract manufacturing and consulting costs as we continued to accelerate the enrollment of patients in the ongoing clinical trials of bexobrutideg (NX-5948) and prepare for the initiation of pivotal trials, and an increase in contract research costs to support our ongoing collaborations. There was also an increase in compensation and related personnel costs and non-cash stock-based compensation expense due to an increase in headcount.

General and Administrative Expenses
Our general and administrative expenses increased by $1.4 million during the three months ended August 31, 2025, compared to the three months ended August 31, 2024. There was an increase in compensation and related personnel costs due to an increase in headcount.
Our general and administrative expenses increased by $3.9 million during the nine months ended August 31, 2025, compared to the nine months ended August 31, 2024. There was an increase in compensation and related personnel costs due to an increase in headcount and an increase in consulting costs, partially offset by a decrease in legal costs.
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

On October 31, 2024, we entered into Amendment No. 2 to the Equity Distribution Agreement (as amended, the Second Amended Equity Distribution Agreement), pursuant to which, from time to time, we may offer and sell through Piper Sandler up to $300.0 million of common stock registered under the Automatic Shelf Registration Statement pursuant to one or more “at the market” offerings. We are not required to sell any shares at any time during the term of the Second Amended Equity Distribution Agreement. We agreed to pay Piper Sandler a commission of up to 3.0% of the gross sales price of any shares sold pursuant to the Second Amended Equity Distribution Agreement. In November 2024, we issued and sold 3,634,393 shares of common stock under the Second Amended Equity Distribution Agreement at $26.25 per share for total net proceeds of $93.6 million after deducting offering commissions and expenses paid by us (the November 2024 ATM Financing). As of August 31, 2025, we had $204.6 million of common stock remaining available for sale under the Second Amended Equity Distribution Agreement.
In July 2022, we entered into separate securities purchase agreements with certain purchasers to issue and sell pre‑funded warrants to purchase an aggregate of 6,814,920 shares of our common stock in registered direct offerings (RDOs) at a price of $13.939 per pre-funded warrant (the 2022 Pre-Funded Warrants). Net proceeds from the RDOs were $94.8 million, after deducting offering expenses of $0.2 million. As of August 31, 2025, a total of 6,097,560 of the 2022 Pre-Funded Warrants remained available for exercise.
In April 2024, we completed an underwritten public offering (the 2024 Public Offering) and issued (a) 11,916,667 shares of common stock, which included 1,750,000 shares issued upon the exercise in full by our underwriters of their option to purchase additional shares of common stock, at a public offering price of $15.00 per share, and (b) pre-funded warrants to purchase 1,500,100 shares of our common stock (the 2024 Pre-Funded Warrants) at a public offering price of $14.999 per pre-funded warrant, which represents the per share public offering price for the common stock less a $0.001 per share exercise price for each pre-funded warrant. The net proceeds from this offering were approximately $188.7 million, after deducting underwriting discounts and commissions and offering expenses. As of August 31, 2025, a total of 1,480,349 of the 2024 Pre-Funded Warrants remained available for exercise.
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
Funding Requirements
As of August 31, 2025, our operations have primarily been funded through the net proceeds from equity offerings of $1.1 billion and proceeds from collaborations of $482.0 million. We do not have any products approved for sale, and we have not generated any revenue from product sales. As of August 31, 2025, we had $428.8 million in cash, cash equivalents and marketable securities.
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
Our contractual obligations mostly consist of our operating lease obligations for facilities in San Francisco, California, The Woodlands, Texas and Brisbane, California. Our total operating lease commitments as of August 31, 2025, were approximately $84.2 million, of which $5.7 million is expected to be paid within the next 12 months. In addition, we enter into agreements in the normal course of business with contract research organizations for clinical trials and with vendors for preclinical studies and other services and products for operating purposes, which are generally cancelable upon written notice.
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
Cash flows
Our cash flows are summarized as follows (in thousands):

	Nine Months Ended August 31,
	2025	2024
Cash used in operating activities	$(181,633)	$(123,833)
Cash provided by (used in) investing activities	147,507	(116,896)
Cash provided by financing activities	2,634	285,146
Net (decrease) increase in cash, cash equivalents and restricted cash	$(31,492)	$44,417
Operating activities
Net cash used in operating activities was $181.6 million for the nine months ended August 31, 2025, and consisted of a net loss of $186.2 million and an increase in net assets of $30.0 million, offset by non-cash adjustments of $34.6 million. The increase in net assets consisted of a decrease in deferred revenue of $23.4 million as we increased effort in our programs and recognized revenue, a decrease in operating lease liabilities of $4.3 million due to lease payments made during the period, a decrease in accounts payable of $3.7 million from payments to vendors, an increase in prepaid and other assets of $4.9 million primarily due to security deposit payments related to the Brisbane Lease, offset by an increase in accrued expenses and other accrued liabilities of $6.3 million primarily due to the accrual of costs related to our clinical trials. Non-cash adjustments primarily consisted of stock-based compensation expenses of $28.9 million, depreciation and amortization expenses of $6.6 million and amortization of operating lease right-of-use (ROU) assets of $7.6 million, offset by net accretion of discount on marketable securities of $8.5 million.

Net cash used in operating activities was $123.8 million for the nine months ended August 31, 2024, and consisted of a net loss of $135.0 million and an increase in net assets of $18.9 million, offset by non-cash adjustments of $30.0 million. The increase in net assets consisted of a decrease in deferred revenue of $15.3 million as we increased effort in our programs and recognized revenue, a decrease in operating lease liabilities of $4.8 million due to lease payments made during the period, a decrease in accounts payable of $2.4 million from payments to vendors, offset by an increase in accrued expenses and other liabilities of $2.8 million primarily due to the accrual of compensation and other related personnel costs and costs related to our clinical trials and a decrease in prepaid and other assets of $0.8 million primarily due to the recognition of expenses for prepaid services. Non-cash adjustments primarily consisted of stock-based compensation expenses of $25.4 million, depreciation and amortization expenses of $6.8 million and amortization of operating lease ROU assets of $5.4 million, offset by net accretion of discount on marketable securities of $7.8 million.
Investing activities
Net cash provided by investing activities was $147.5 million for the nine months ended August 31, 2025, and primarily consisted of the maturity of marketable securities of $437.7 million, partially offset by the purchase of marketable securities of $281.4 million and the purchase of property and equipment of $8.9 million.
Net cash used in investing activities was $116.9 million for the nine months ended August 31, 2024 and primarily consisted of the purchase of marketable securities of $409.7 million, partially offset by the maturity of marketable securities of $300.0 million.
Financing activities
Net cash provided by financing activities was $2.6 million for the nine months ended August 31, 2025, and consisted primarily of proceeds from the issuance of common stock under our Employee Stock Purchase Plan.
Net cash provided by financing activities was $285.1 million for the nine months ended August 31, 2024, and consisted primarily of net proceeds from our 2024 Public Offering, the May 2024 ATM Financing and the August 2024 ATM Financing.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our market risks, as of August 31, 2025, have not changed materially from those discussed in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” of Part II of our Annual Report on Form 10-K for the year ended November 30, 2024, filed with the SEC on January 28, 2025.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our President and Chief Executive Officer and our Chief Financial Officer, our principal executive officer and principal accounting and financial officer, respectively, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act) as of August 31, 2025.
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our President and Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of August 31, 2025.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended August 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Our net loss was $193.6 million for the fiscal year ended November 30, 2024, and $186.2 million for the nine months ended August 31, 2025. As of August 31, 2025, we had an accumulated deficit of $925.0 million. To date, we have not generated any revenue from product sales and have financed our operations primarily through our collaborations and sales of our equity interests. We are in the early stages of development of our drug candidates. Our lead drug candidates, bexobrutideg (NX-5948), zelebrudomide (NX-2127) and NX-1607, are in the early stages of clinical development. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We anticipate that our operating expenses and capital expenditure requirements will increase substantially if and as we:
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
We had cash, cash equivalents and marketable securities of $428.8 million as of August 31, 2025. We believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our operating expenses and capital expenditure requirements through at least the next 12 months. However, our future capital requirements and the period for which we expect our existing resources to support our operations may vary significantly from what we expect, and we may need to seek additional funds sooner than planned. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans. Our future capital requirements will depend on many factors, including:
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
In December 2017, U.S. federal tax legislation commonly referred to as the TCJA was signed into law, significantly reforming the Internal Revenue Code of 1986, as amended (Code). The TCJA, among other things, changed the U.S. federal tax treatment of research and experimental (R&E) expenses. For tax years beginning on or after January 1, 2022, taxpayers are required to capitalize and amortize, rather than deduct, R&E expenses. R&E expenses are amortizable over five years for research performed in the United States and 15 years for research performed outside the United States. Although there are legislative proposals to repeal or defer the capitalization requirement to later years, there can be no assurance that the provision will be repealed or otherwise modified. Further, beginning with our 2025 tax year, the One Big Beautiful Bill Act restored immediate deductibility of domestic expenditures, while foreign expenditures will continue to be capitalized and amortized over 15 years.
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
As of August 31, 2025, we have issued pre-funded warrants to purchase a total of 8,315,020 shares of our common stock, of which 7,577,909 were outstanding as of August 31, 2025. Each pre-funded warrant is exercisable for $0.001 per share of common stock underlying such pre-funded warrant, which may be paid by way of a cashless exercise, meaning that the holder may not pay a cash purchase price upon exercise, but instead would receive upon such exercise the net number of shares of common stock determined according to the formula set forth in the pre-funded warrant. Accordingly, we will not receive a significant amount, or potentially any, additional funds upon the exercise of the pre-funded warrants. To the extent such pre-funded warrants are exercised, additional shares of common stock will be issued for nominal or no additional consideration, which will result in substantial dilution to the then existing holders of our common stock and will increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of the common stock, causing our stock price to decline.
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
The reporting on our assessment of the effectiveness of our internal control over financial reporting needs to include disclosure of any material weaknesses identified in our internal control over financial reporting. Moreover, based on the market value of our common stock held by non-affiliates as of May 31, 2025, we will continue to be considered a large accelerated filer under SEC rules for the fiscal year ending November 30, 2026, and, as a result, our independent registered public accounting firm will be required to audit the effectiveness of our internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act (Section 404(b)). Compliance with Section 404(b) will result in increased costs, expenses, and management resources. Undetected material weaknesses in our internal control over financial reporting could lead to financial statement restatements and require us to incur the expense of remediation. For example, we previously identified material weaknesses in our internal control over financial reporting for the fiscal year ended November 30, 2021, related to controls over segregation of duties in our journal entry and account reconciliation processes, and certain information technology general controls. The material weaknesses identified did not result in any misstatement of our financial statements and during the year ended November 30, 2022, the material weaknesses was remediated. However, we cannot assure you that the measures we have taken to date, and actions we may take in the future, will prevent or avoid potential future material weaknesses.
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
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
(c) Director and Section 16 Officer Rule 10b5-1 Trading Arrangements
No director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K, during the three months ended August 31, 2025.

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

NURIX THERAPEUTICS, INC.

Date: October 9, 2025	By:	/s/ ARTHUR T. SANDS
Arthur T. Sands, M.D., Ph.D.
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: October 9, 2025	By:	/s/ HANS VAN HOUTE
Hans van Houte
Chief Financial Officer (Principal Financial and Accounting Officer)