Form 10-K
period 2025-11-30
Nurix Therapeutics, Inc.
filed 2026-01-28
CIK 1549595

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________________________________
FORM 10-K
___________________________________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended November 30, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
Commission File Number 001-39398
___________________________________________________________________________________
NURIX THERAPEUTICS, INC.
(Exact name of Registrant as specified in its Charter)
___________________________________________________________________________________

Delaware	27-0838048
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1600 Sierra Point Parkway Brisbane, CA	94005
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (415) 660-5320
___________________________________________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	NRIX	Nasdaq Global Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
The aggregate market value of the common stock held by non-affiliates of the Registrant, based on the closing price of the Registrant’s common stock on May 30, 2025 (the last business day of the Registrant’s most recently completed second fiscal quarter) as reported by the Nasdaq Global Market on such date was approximately $807.5 million. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purpose.
As of January 23, 2026, the Registrant had 102,843,012 shares of common stock, $0.001 par value per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Certain sections of the Registrant’s definitive Proxy Statement to be filed in connection with the Registrant’s 2026 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such definitive Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the Registrant’s fiscal year ended November 30, 2025.

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
•the expected impact of global business, political and macroeconomic conditions, including inflation, interest rate fluctuations and volatile market conditions, changing tariff policies and trade restrictions, uncertainty with respect to the federal budget and debt ceiling and potential government shutdowns related thereto, cybersecurity events, instability in the global banking system, and global events, including regional conflicts around the world, on our business, clinical trials, financial condition, liquidity and results of operations;
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
•We are early in our development efforts. Our lead drug candidates, bexobrutideg, zelebrudomide and NX-1607, are in the early stages of clinical development. If we are unable to advance our drug candidates through clinical development, develop, obtain regulatory approval for and commercialize our drug candidates or experience significant delays in doing so, our business may be materially harmed.
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
•We have received Orphan Drug Designation for bexobrutideg and may seek Orphan Drug Designation for other drug candidates in the future. If we decide to seek Orphan Drug Designation or other designations from regulators for any of our current or future drug candidates, we may be unsuccessful or may be unable to maintain the benefits associated with these designations, including the potential for supplemental market exclusivity associated with an Orphan Drug Designation.
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
Overview
We are a clinical stage biopharmaceutical company focused on the discovery, development and commercialization of targeted protein degradation medicines, the next frontier in innovative drug design aimed at improving treatment options for patients with cancer and inflammatory diseases. Powered by a fully artificial intelligence (AI)-integrated discovery engine capable of tackling any protein class, and coupled with leading ligase expertise, Nurix has built a significant advantage in translating the science of protein degradation into clinical advancements with the aim of establishing degrader-based treatments at the forefront of patient care. Our wholly owned, clinical stage pipeline includes three investigational drug candidates designed with the goal to be first-in-class or best-in-class therapeutics: bexobrutideg (NX-5948), a highly selective degrader of Bruton’s tyrosine kinase (BTK); zelebrudomide (NX-2127), a dual degrader of BTK and transcription factors IKZF1(Ikaros) and IKZF3 (Aiolos); and NX-1607, an inhibitor of Casitas B-lineage lymphoma proto-oncogene B (CBL-B), an E3 ligase that regulates activation of multiple immune cell types including T cells and NK cells. We are also advancing multiple potentially first-in-class or best-in-class degraders and degrader antibody conjugates (DACs) in our preclinical pipeline. Our partnered drug discovery pipeline consists of a clinical stage degrader of IRAK4 (NX-0479/GS-6791), a preclinical stage degrader of STAT6, currently in investigational new drug application (IND), enabling studies, and multiple currently undisclosed targets under collaboration agreements with Gilead Sciences, Inc. (Gilead), Sanofi S.A. (Sanofi) and Pfizer Inc. (Pfizer). Within these collaborations, we retain certain options for co-development, co-commercialization and profit sharing in the United States for multiple drug candidates. Both our wholly owned and partnered pipelines are driven by our DEL-AI discovery engine which employs advanced machine learning to enable all aspects of discovery, starting with DNA encoded library (DEL) hit-finding and degrader design, followed by automated chemistry synthesis and direct-to-biology screening and optimization, to rapidly generate degraders and DACs as new chemical entity drug candidates. By leveraging hundreds of billions of DEL compound binding signatures derived from thousands of DEL affinity screens collected from a diverse set of highly validated protein targets, our DEL-AI engine can prospectively identify binders as starting points for drug discovery for virtually any pharmaceutically relevant target.
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

Clinical Pipeline
Our portfolio of targeted protein degraders of the B‑cell signaling protein BTK comprises bexobrutideg, an investigational, orally bioavailable, highly selective BTK degrader for the treatment of relapsed or refractory B-cell malignancies and potentially autoimmune diseases, and zelebrudomide, an investigational, orally bioavailable degrader that simultaneously degrades BTK and two well-characterized cereblon neosubstrates IKZF1 (Ikaros) and IKZF3 (Aiolos) that are clinically validated transcription factor targets for relapsed or refractory B‑cell malignancies.
Status of Bexobrutideg: We are currently conducting a Phase 2 study of bexobrutideg in patients with relapsed or refractory CLL having failed three previous lines of therapy, specifically a covalent BTK inhibitor (cBTKi), a BCL2 inhibitor (BCL2i) and a non-covalent BTK inhibitor (ncBTKi). This study is designed as a potentially pivotal trial for Accelerated Approval in the United States and commenced in October 2025 upon agreement with the U.S. Food and Drug Administration (FDA) for the use of the 600mg, once daily dose of bexobrutideg as determined by our Phase 1b study of both a 200mg and a 600mg dose in patients in accordance with the FDA’s Project Optimus. In January 2024, the FDA granted Fast Track designation for bexobrutideg for the treatment of adult patients with relapsed or refractory chronic lymphocytic leukemia (CLL) or small lymphocytic lymphoma (SLL) after at least two lines of therapy, including a BTK inhibitor and a B-cell lymphoma 2 (BCL2) inhibitor. In November 2024, the European Medicines Agency (EMA) granted Priority Medicine (PRIME) designation for bexobrutideg in CLL or SLL after at least a BTK inhibitor and a BCL-2 inhibitor. In December 2024, the FDA granted Fast Track designation for bexobrutideg for the treatment of adult patients with Waldenstrom’s macroglobulinemia (WM) after at least two lines of therapy, including a BTK inhibitor.
Status of Zelebrudomide: We are currently conducting a Phase 1a/1b dose-escalation and cohort expansion study of zelebrudomide in patients with relapsed or refractory B-cell malignancies. We previously initiated Phase 1b expansion cohorts for patients with relapsed CLL, diffuse large B-cell lymphoma (DLBCL) and mantle cell lymphoma (MCL). Enrollment was paused in 2023 due to a partial clinical hold stemming from a manufacturing change designed to produce a chirally controlled form of zelebrudomide. Enrollment of new patients in this clinical trial recommenced in August 2024 following resolution of the partial hold by the FDA. Dose escalation with the new drug form is ongoing with a focus on patients with aggressive forms of B-cell lymphoma, such as DLBCL and MCL.
In addition to our BTK degrader portfolio, we are also advancing a novel immune-oncology inhibitor of the E3 ligase CBL-B. CBL-B is a RING-type E3 ligase that regulates the activation of multiple immune cell types including T cells and NK cells through protein degradation. NX-1607 is an orally bioavailable inhibitor of CBL-B that has the potential to reduce T cell anergy and promote anti-cancer immune cell activity. NX-1607 is currently being explored in a variety of solid tumor indications.
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
We have entered into several revenue generating collaborations with large biopharmaceutical companies, including Gilead, Sanofi and Pfizer, to leverage our DEL-AI platform for drug discovery. As of November 30, 2025, we have received a total of $482.0 million in non-dilutive financing from our collaborators, and we are eligible to receive up to $6.1 billion in potential future fees and milestone payments, as well as royalties on future product sales. We retain certain options for co-development, co-commercialization and profit sharing in the United States for multiple drug candidates pursuant to these collaborations.
Corporate Strategy
Our strategy is to discover and develop breakthrough therapies for patients with significant unmet clinical need by developing highly differentiated degrader-based medicines that alter or remove disease-causing or disease-associated biological targets that to date have been ineffectively drugged or have been considered undruggable with existing modalities. The key elements of our strategy are to:
•Advance our lead program, bexobrutideg, into late-stage clinical development in CLL and potentially other B-cell malignancies. Enrollment is ongoing in our Phase 2 clinical trial of bexobrutideg in adults with relapsed or refractory CLL. In 2026, we intend to commence enrollment of a suite of additional trials designed to support the potential future registration of the drug in multiple regulatory jurisdictions. We plan to leverage the Fast Track designation from the FDA in CLL and WM as well as the PRIME designation from the EMA to accelerate the clinical development and registrational path for bexobrutideg in oncology.
•Explore the therapeutic applications of bexobrutideg, for the treatment of patients with diseases caused by inflammation and autoimmunity. BTK mediates signaling downstream of the B-cell receptor (BCR), toll-like receptors (TLRs), and Fc receptors (FcRs), making it an attractive therapeutic target in antibody-mediated autoimmune and inflammatory diseases. Targeting BTK can reduce the production of new antibodies and mitigate inflammation induced by a variety of inflammatory signals, addressing key challenges in inflammatory and autoimmune diseases. We believe that bexobrutideg may offer unique advantages over currently available BTK inhibitors in these disease indications by addressing both the enzymatic and scaffold activities of BTK, which are key to its function. In 2025, we expanded the current Phase 1b trial in patients with CLL to include patients who are also suffering from immune-mediated cytopenias such as anemia, a common co-morbidity associated with CLL. In 2026, we may further explore the utility of bexobrutideg in autoimmune and inflammatory diseases with a separate clinical program which will require an IND with a separate division at the FDA.
•Continue development of zelebrudomide through dose escalation with a focus on aggressive lymphomas including MCL and DLBCL. Enrollment of new patients in our Phase 1a/1b clinical trial of NX-2127 has continued in adults with relapsed or refractory B-cell malignancies. In 2026, we expect to define doses to enable a Phase 1b cohort expansion.
•Continue development of NX-1607 through dose escalation in a range of solid tumor indications. Enrollment is ongoing in our Phase 1a/1b trial for NX-1607 in adults with multiple solid tumor types. In 2025, we continued dose escalation and expect to define doses and potential indications to enable a Phase 1b cohort expansion in 2026.

•Advance our portfolio of preclinical programs to generate development candidates and license agreements for our partnered pipeline. Our partnership efforts are focused on the advancement of a robust and sustainable pipeline in collaboration with our partners Gilead, Sanofi, and Pfizer. In our more mature partnerships with Gilead and Sanofi, multiple disclosed and undisclosed programs are advancing through lead optimization, IND-enablement and Phase 1 clinical studies. In March 2023, Gilead licensed our IRAK4 TPD program under the collaboration, and in April 2025 we announced FDA clearance of an IND for GS-6791/NX-0479 a novel IRAK4 degrader for inflammatory conditions. In addition, in March of 2024, Gilead extended the research term of multiple TPD programs. In April 2024, Sanofi extended its research term for a STAT6 targeted protein degrader and in June 2025 licensed a development candidate, NX-3911, and commenced IND enabling studies. In addition, Sanofi licensed a second program in May 2025 for an undisclosed target. In our partnership with Pfizer, which was announced in September 2023 under an agreement with Seagen, Inc., we have achieved three preclinical milestones to date, qualifying for $15.0 million in milestone payments. We expect to earn multiple additional preclinical and clinical milestones across our three active partnerships in 2026, which may allow us to secure additional license and development candidate events in 2026 and subsequent years.
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

•Grow our proprietary pipeline by expanding the capabilities of our DEL-AI platform. Targeted protein degradation is rapidly becoming the therapeutic modality of choice for an increasing list of pharmaceutical targets. To unlock the full potential of TPD, it is essential to have ready access to chemical starting points for biological pathways and targets that historically have been considered undruggable but now are rendered tractable by this more versatile approach. We believe we are uniquely positioned to identify novel chemical starting points to undruggable proteins and ligases. We have developed a suite of AI tools applicable across the breadth of our technical workflows, but with a specific focus on prospective ligand discovery informed by our years of accumulated DEL screening data and know-how. Using our SP3-enriched, proprietary DNA-encoded libraries and complementary E3 ligase-enriched DEL screening data, we have created a leading AI-powered platform which is designed to quickly generate multiple potential starting points for degrader drugs, thereby opening access to hundreds of unprecedented drug targets and target families. Further, the predictive power of this platform extends our drug development capabilities into a broadening range of induced proximity modalities including novel molecular glue degraders and protein stabilizers. Our DEL-AI platform can reduce reliance on serial wet-lab protein chemistry and screening efforts on challenging targets and instead can provide nearly instant access to drug-like and selective DEL binders to potentially any target or target class. By employing advanced machine learning models informed by empirical degrader assay datasets that we have amassed, which include a compendium of in vitro and in vivo pharmacokinetic and pharmacodynamic readouts from tens of thousands of targeted protein degrader compounds, we have the ability to reduce the number of design-make-test cycles in our optimization campaigns, eliminate optimization bottlenecks, and shorten the overall project timelines required to achieve desired TPD target product profiles. We plan to continue to invest in and leverage our purpose-built machine learning capabilities and DEL-AI research engine, which we believe will enable us to enhance our position as a leader in degrader drug discovery and deliver a robust and sustainable drug pipeline.
•Explore additional strategic collaborations to maximize the commercial potential of our existing pipeline assets as well as our DEL-AI and DAC platforms. As of November 30, 2025, we have received a total of $482.0 million in non-dilutive funding from our collaborations, which has enabled us to invest in our own research and development activities. Under our Gilead, Sanofi and Pfizer collaborations, we have the potential to receive up to $6.1 billion in future fees and milestone payments, as well as royalties on future sales, and we retain certain options for co-development, co-commercialization and profit sharing in the United States for multiple drug candidates. We currently retain worldwide development and commercialization rights to our BTK and CBL-B clinical portfolios as well as numerous preclinical-stage projects, including our BRAF program. We intend to become a fully integrated biopharmaceutical company by building a targeted sales force in the United States and potentially other countries to support the commercialization of our approved drug candidates. In addition, we plan to selectively pursue technology collaborations and commercialization partnerships with partners whose capabilities complement our own, while retaining significant commercial rights in key geographic territories.

Our Clinical Programs
BTK’s role in B-cell malignancy
BTK is a key component of the B-cell receptor signaling pathway and has been clinically validated as a target in the treatment of B-cell malignancies, most notably in CLL but also in non-Hodgkin lymphoma (NHL). It is estimated that in 2024, in the United States, over 20,000 patients were diagnosed with CLL and over 80,000 patients were diagnosed with NHLs. Approximately 85% of NHLs are a result of B-cell malignancies. The natural progression of NHL varies widely and takes multiple forms, ranging from aggressive subtypes such as DLBCL, to more indolent forms such as follicular lymphoma (FL).
Background on BTK inhibitors and immunomodulatory drugs for B-cell malignancies
The first generation BTK inhibitor Imbruvica, or ibrutinib, is approved for the treatment of CLL, WM and chronic graft versus host disease. Second generation BTK inhibitors include Calquence, or acalabrutinib, which is approved for use in CLL and MCL, and Brukinsa, or zanubrutinib, which is approved for use in CLL, MCL, WM and marginal zone lymphoma (MZL). These BTK inhibitors bind covalently to cysteine C481 of the BTK protein and irreversibly inhibit BTK; however, all have some off-target binding to other kinases, which leads to unwanted side effects. In addition, acquired resistance, most commonly through mutations in C481, may limit the long-term efficacy of first and second generation covalent BTK inhibitors. A number of noncovalent BTK inhibitors are currently being investigated in clinical trials as potential therapies for patients with relapsed and refractory disease, including Jaypirca, or pirtobrutinib, which was recently approved for use in CLL and MCL. However, noncovalent inhibitors are also subject to acquired resistance, and treatment with such agents has led to the discovery of a broad range of new resistance mutations. Based on reported sales to date, we estimate that sales of BTK inhibitors were approximately $10.6 billion in 2024.
BTK degraders possess several unique properties that offer potential advantages over inhibitors:
•Addresses scaffold function of BTK. Removal of the BTK protein rather than inactivating the kinase domain addresses the scaffolding activity of BTK, more completely eliminating the signaling activity of both wild-type and mutant forms of BTK.
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
We believe that targeted protein degradation of BTK may be a superior approach to existing covalent or noncovalent BTK inhibitors as well as in the setting of resistance mutations to both covalent and noncovalent inhibitors.
Immunomodulatory drugs, including Revlimid, or lenalidomide, and Pomalyst, or pomalidomide, are analogs of Thalomid, or thalidomide. These drugs possess several anti-tumor properties, including anti-angiogenic and anti-proliferative effects. They also have multiple effects on the immune system, including the enhancement of T-cell mediated and NK-cell mediated immunity. Revlimid, the market leader in this class by global sales, was first approved in 2006 for the treatment of multiple myeloma. In May 2019, Revlimid in combination with Rituxan received a supplemental indication approval for previously treated FL, MZL and MCL, and in August 2020, Revlimid in combination with Monjuvi received a supplemental indication in DLBCL, thus validating the importance of this drug class in these indications. Based on reported sales to date, global sales of this drug class, including Revlimid and Pomalyst, peaked in 2021 at approximately $16.2 billion, prior to the introduction of generic competition. Subsequent to their approval and successful commercialization, studies demonstrated that these immunomodulatory drugs exert their therapeutic effect by triggering the degradation of specific proteins including Ikaros and Aiolos through the E3 ligase activity of cereblon, and hence were identified retrospectively as the first approved drugs to harness the activity an E3 ligase as a molecular glue.

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
Potential advantages of BTK degraders
We have conducted extensive preclinical studies of our two clinical stage BTK degraders. We have demonstrated that both bexobrutideg and zelebrudomide can induce BTK degradation and inhibit tumor growth with oral administration in xenograft mouse models implanted with both wild-type and ibrutinib-resistant lymphoma cell lines. We have also demonstrated the ability of both bexobrutideg and zelebrudomide to degrade BTK in circulating B cells of non-human primates and in B-cell lymphoma patients following once daily oral dosing in ongoing Phase 1 trials. We have specifically designed bexobrutideg to degrade BTK with limited or no degradation of cereblon neosubstrates.

# Mechanism of action of NX-5948, an orally bioavailable degrader of BTK

B cell
BCR complex
DAG
P
BTK
PLCγ2
HCK
RAC
Scaffold
NX-5948
DEGRADED BTK
SCAFFOLD DISRUPTION
Disruption of oncogenic signaling
Cancer cell death

We have designed zelebrudomide as a dual degrader of BTK and the cereblon neosubstrates Ikaros and Aiolos, for potential applications in indications where adding immunomodulatory activity may be beneficial.

# Mechanism of action of NX-2127, an orally bioavailable degrader of BTK and IKZF1/3

B cell
BCR
complex
DAG
P
BTK
PLCγ2
HCK
RAC
Scaffold
NX-2127
DEGRADED
BTK
SCAFFOLD
DISRUPTION
Disruption of
oncogenic signaling
Cancer cell death
T cell
TCR
IKZF1
IKZF3
NX-2127
DEGRADED
IKZF1 & IKZF3
Enhanced T cell activity
Increased anti-tumor activity

We have optimized bexobrutideg and zelebrudomide to be able to degrade both wild-type BTK and the C481S variant of BTK that has been identified as the most common mutation in patients who have become resistant to ibrutinib therapy over time. Both agents have subsequently demonstrated the ability to degrade additional mutant variants of BTK associated with resistance to BTK inhibitors including L528W, T474I, M437R and V416L.
In our model of DLBCL cell line (TM8) harboring the most common resistance mutations, both bexobrutideg and zelebrudomide retained activity against all of the common clinical BTK inhibitor resistance mutations, while all tested inhibitors demonstrated a major decrease in activity against at least one of these prevalent mutations. The figure below shows a heat map of the relative activity of bexobrutideg compared to a panel of both covalent and non-covalent BTK inhibitors.
Clinical development studies for bexobrutideg
We are studying the pharmacology, safety, and clinical activity of bexobrutideg in multiple subtypes of relapsed and refractory B-cell malignancies, including those in which ibrutinib has shown only modest effects or is ineffective, as in the case of CLL patients with BTK inhibitor resistance mutations.

As illustrated in the diagram below, we are conducting a Phase 1a/1b dose-escalation and cohort expansion study of bexobrutideg in patients with relapsed or refractory CLL and NHL. We completed enrollment in the Phase 1a portion and commenced the Phase 1b portion of the trial in the second half of 2024 randomized between two once daily (QD) doses of 200 mg and 600 mg in patients with CLL. Additional cohorts of patients with CLL, MZL, FL, and WM were initiated at the 600mg QD dose. The patients in the study represent a heavily pre-treated population with a variety of previous treatments. Some patients also have mutations associated with BTK inhibitor resistance and other high risk molecular and clinical features. The study is currently enrolling in the United States, the UK, and in selected sites in Europe.
Bexobrutideg Phase 1 Clinical Study Design
Bexobrutideg Phase 1a clinical findings in chronic lymphocytic leukemia
Clinical findings from the bexobrutideg Phase 1a trial were presented at the 67th American Society of Hematology annual meeting in December 2025 (ASH 2025). These results included safety findings from a total of 126 CLL/SLL patients treated at all doses and 70 CLL/SLL patients treated at the 600mg dose, as of the September 19, 2025 data cut, and included efficacy findings from among the 47 CLL response evaluable patients enrolled in the Phase 1a at that time. Bexobrutideg was well tolerated across all doses evaluated, and safety findings in the CLL/SLL cohort were consistent with the overall population as well as previous safety analyses (see table below).

Bexobrutideg Comparable AE Profile for Patients Overall and at the 600mg Dose Selected per Project Optimus
a Purpura/contusion includes episodes of contusion or purpura; b Aggregate of ‘neutrophil count decreased’ or ‘neutropenia’; c Fatigue was transient; d Aggregate of ‘thrombocytopenia’ and ‘platelet count decreased’; e Aggregate of ‘rash’ and ‘rash maculopapular’ and ‘rash pustular’; f Aggregate of ‘COVID-19’ and ‘COVID-19 pneumonia’ AE, adverse event; RP2D, recommended Phase 2 dose; TEAE, treatment-emergent adverse event

Among the efficacy evaluable patients with CLL/SLL in the Phase 1a portion of the study (n=47), bexobrutideg treatment resulted in an objective response rate (ORR) of 83.0% across all doses tested including two complete responses (4.3%), with the majority of responses occurring at the first assessment (Week 8). The median progression free survival (PFS) was 22.1 months across all doses tested (50-600 mg, see tables below). Responses were observed across all populations regardless of prior treatment, baseline mutations, high-risk molecular features, or central nervous system (CNS) involvement. This includes patients with baseline BTK mutations associated with treatment resistance to both covalent and non-covalent BTK inhibitors. Robust BTK degradation was observed in all patients, including those with baseline BTK mutations.
Bexobrutideg Phase 1a Overall Response Assessment
a Patients who were treated with bexobrutideg having ≥1 post-baseline disease assessment or documented clinical PD. b Objective response rate was evaluated using iwCLL criteria and included CR + PR + PR-L. c Kaplan-Meier estimate
Emerging data from the randomized Phase 1b cohorts points to higher ORR and longer progression free survival at the 600 mg RP2D compared to the 200 mg dose.
Preliminary Efficacy in Phase 1b Randomized Cohort of 200mg vs. 600mg

a Objective response rate includes CR + nPR + PR + PR-L. CI, confidence interval; ORR, objective response rate; PFS progression free survival
Bexobrutideg Pivotal Phase 2 commencement
In October 2025, enrollment was initiated in the DAYBreak CLL-201 Phase 2 study (NCT07221500), evaluating bexobrutideg at the 600 mg recommended Phase 2 dose (RP2D) and designed to support accelerated approval of bexobrutideg in triple-exposed CLL/SLL patients (post cBTKi, ncBTKi and BCL-2i).
DAYBreak Phase 2 Study Designed to Support Accelerated Approval
r/r CLL, relapsed or refractory chronic lymphocytic leukemia; ORR, objective response rate; iwCLL, International Workshop on CLL; IRC, Independent Review Committee; QD,once daily; SLL, small lymphocytic lymphoma; cBTKi, covalent BTK inhibitor; ncBTKi, non-covalent BTK inhibitor; BCL-2i, BCL-2 inhibitor
Bexobrutideg Phase 1 clinical findings in Waldenström macroglobulinemia
Clinical findings from the bexobrutideg Phase 1 trial in patients with Waldenström macroglobulinemia (WM) were also presented at the 67th American Society of Hematology annual meeting in December 2025 (ASH 2025). These results, also from the September 19, 2025 data cut, included the baseline characteristics of the 31 patients with WM enrolled across both the Phase 1a and Phase 1b portions of the trial, primary efficacy analysis in all response-evaluable patients, and duration on study for all 31 patients. Among the 28 patients who were evaluable for response the ORR was 75.0% and for 23 patients with two or more response assessments the ORR was 82.6%. A steady reduction in IgM levels occurred in most patients starting from the first IgM assessment (four weeks) which continued to deepen at eight weeks and beyond. The median duration of response was not reached with 14 patients continuing on treatment for more than six months.
Clinical development of zelebrudomide
We are studying the pharmacology, safety and clinical activity of zelebrudomide in multiple subtypes of relapsed and refractory B‑cell malignancies, including CLL, DLBCL, MCL, MZL and FL. We plan to focus development in NHL indications where zelebrudomide shows evidence of compelling clinical activity and where there is high unmet need.

The Phase 1a/1b dose escalation and cohort expansion study was initiated in 2021. Enrollment was paused in the fourth quarter of 2023 due to a partial clinical hold stemming from a manufacturing change designed to produce a chirally controlled form of zelebrudomide. Enrollment of new patients in the zelebrudomide clinical trial recommenced in August 2024, following resolution of the partial hold by the FDA. Dose escalation with the new drug form is ongoing with a focus on patients with aggressive forms of B-cell lymphoma. As illustrated in the diagram below, the Phase 1a/1b trial is currently evaluating doses of the new drug product ranging from 100 mg to 450 mg, with potential expansion cohorts for patients with DLBCL, MCL, FL, MZL, and WM. Patients enrolled in the clinical study who are deriving clinical benefit on the original drug product may continue to receive treatment in accordance with the ongoing study protocol, however all new patients are being treated with the new drug product.
Zelebrudomide Phase 1 Study Design
aPlanned number of evaluable patients (i.e., meeting DLT evaluability criteria); bPlanned number of evaluable patients (i.e., meeting efficacy evaluability criteria)
CLL, chronic lymphocytic leukemia; DLBCL, diffuse large B-cell lymphoma; DLT, dose-limiting toxicity; FL, follicular lymphoma; MCL, mantle cell lymphoma; MTD, maximum tolerated dose; MZL, marginal zone lymphoma; PD, pharmacodynamics; PK, pharmacokinetics; PCNSL, primary central nervous system lymphoma; SLL, small lymphocytic lymphoma; WM, Waldenstrom's macroglobulinemia
Zelebrudomide Clinical findings
Positive data from the zelebrudomide clinical study was presented at the 65th ASH annual meeting in December 2023 (ASH 2023) and ASH 2024, in patients with NHL and CLL, confirming a manageable safety profile that is consistent with previous reports for BTK-targeted and immunomodulatory therapies.
BTK degradation was demonstrated at all dose levels in patient samples, as shown in the figure below.

BTK MFI
(background subtracted)
mean (±SEM)
12000
10000
8000
6000
4000
2000
0
2
8
15
22
29
Time (days)
100 mg
150 mg
200 mg
300 mg

Source: Danilov et al., ASH 2023, Poster #4463

Efficacy findings showed promising clinical activity: For patients with NHL, encouraging and durable responses were observed, including two complete responses and two partial responses, each at week eight. For patients with CLL, despite a median of five prior lines of treatment and BTK mutations present in 36% of patients, zelebrudomide treatment resulted in an objective overall response rate of 40.7%, including partial responses in 11 patients, with treatment ongoing in 13 patients. Tumor shrinkage and clinical responses were observed in patients regardless of prior lines of therapy or baseline BTK mutations.

Zelebrudomide NHL efficacy
Zelebrudomide CLL efficacy

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
Clinical development of NX-1607
We are studying the pharmacology, safety and clinical activity of single-agent NX-1607 and have studied the combination of NX-1607 with taxane chemotherapy in multiple solid tumor indications. The solid tumors selected for this initial assessment include three different immune phenotypes: checkpoint-resistant tumors, tumors with an immunosuppressive microenvironment and tumors that are poorly immunogenic. We believe that there is a scientific rationale for the role of CBL-B inhibition in each of these immune phenotypes.
As illustrated in the diagram below, we are conducting a Phase 1a/1b dose-escalation and cohort expansion study of NX-1607 in patients with relapsed or refractory solid tumors and lymphoma. We are currently enrolling patients in the Phase 1a dose escalation portion of the monotherapy trial, which includes assessment of both once daily (QD) and twice daily (BID) dosing. We have also explored step-up dosing and the use of anti-emetic prophylaxis medication to achieve target drug levels and minimize potential gastrointestinal tolerability issues.

NX-1607 Phase 1a Clinical Study Design
Source: ECOG PS, Eastern Cooperative Oncology Group (ECOG) performance status
New Phase 1a clinical trial data for NX-1607 were presented at the European Society for Medical Oncology (ESMO) Congress and the 2025 Society for Immunotherapy of Cancer (SITC) Annual Meeting, demonstrating that NX-1607 exhibited dose-dependent pharmacologic activity consistent with target engagement and immune modulation, showing clinical activity through reductions in tumor-specific biomarkers such as prostate-specific antigen (PSA) in prostate cancer and carcinoembryonic antigen (CEA) in colorectal cancer. Notably, there was a confirmed partial response in a patient with micro-satellite stable colorectal cancer (MSS CRC), a tumor type typically unresponsive to immune checkpoint therapy. Furthermore, treatment with NX-1607 led to increased peripheral T cell activation and proliferation, significantly greater in patients with stable disease compared to those with progressive disease, indicating active T-cell receptor engagement and immune responsiveness. NX-1607 demonstrated on-target peripheral immune activation, suggesting its potential as an active immune-oncology agent with a unique mechanism distinct from PD-1/PD-L1 therapies. The data support the initiation of expansion cohorts at the two highest doses tested for both monotherapy and combination treatments in advanced solid tumors.

NX-1607 Demonstrates a Disease Control Rate of 49.3% Across Doses and Tumor Types

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
•Harnessing E3 ligases to degrade pharmaceutically relevant proteins. Targeted protein degradation harnesses the natural activity of ligases to target novel neosubstrates, thereby removing specific proteins from the cell. Targeted protein degradation is accomplished by using a small molecule capable of creating a potent interaction between an E3 ligase and a Protein of Interest (POI) such that the E3 ligase can covalently label the POI with a ubiquitin chain, the cellular signal for proteasome-mediated destruction. Unlike traditional small molecule inhibition which requires prolonged active site occupancy, targeted protein degradation requires only a brief interaction with a POI, through event-driven pharmacology, allowing one degrader molecule to induce the degradation of hundreds to thousands of copies of the protein target in a catalytic fashion, thereby enabling complete elimination of a protein target and all of its associated functionality. Further, since the effect is mediated through binding rather than through enzymatic inhibition, proteins lacking enzymatic activity are targetable, greatly expanding the spectrum of both proteins and diseases amenable to small molecule therapeutic intervention. Some of the key advantages of targeted protein degradation over existing modalities are:
•Degraders can eliminate all of a protein’s functionality. Removing a protein from the cell by targeting it for proteasomal destruction eliminates all of a protein’s functionality, including scaffolding or structural functions, in contrast to small molecule inhibitors that only block enzymatic function.
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
•Degraders show differentiated pharmacology. TPDs act catalytically to eliminate their corresponding target proteins from a cell, requiring just a few degrader molecules to eliminate thousands of protein molecules and forcing the cell to resynthesize the target protein to restore functionality. This creates a unique degrader pharmacokinetics and degrader pharmacodynamics, greatly reducing the amplitude and duration of drug exposure required to maintain target suppression as compared to traditional small molecule inhibitors.
•Degraders are mutationally tolerant. Minor changes in the amino acid sequence of a target protein, as a consequence of somatic or inhibitor-selected resistance mutations, do not necessarily preclude degrader activity, even in cases where the mutations occur within the degrader binding site. This desirable property relates to the event-driven pharmacology of degraders and is in stark contrast to the propensity of amino acid point mutations to disrupt the in vivo activity and efficacy of inhibitor drugs.

•Degraders can penetrate the CNS. Small molecule drugs and, most prominently beyond-the-rule-of-five compounds rarely achieve potent CNS exposure or activity. However, TPDs are increasingly cited for their ability to penetrate and show pharmacology in the CNS, in part due to the minimal plasma and cerebral spinal fluid (CSF) exposure required for these catalytic agents to exhibit target coverage.
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

Our industrialized degrader design, synthesis and testing workflows are scaled for empirical learning
•Rapid automated chemistry. Our advanced automated chemistry robotic suite allows for rapid synthesis of both binders and fully assembled degrader molecules. Application of on-resin chemistry methods allows us to achieve high reaction yields with fidelity such that we can forego purification steps and move rapidly from synthesis to cell-based testing of hundreds of degrader analogs per design cycle. This automation enables us to sample unprecedented chemical space and allows for faster design-make-test cycles, accelerating drug discovery projects.
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
Upon signing the Gilead Agreement, Gilead paid us an upfront payment of $45.0 million, plus $3.0 million in additional fees. In addition, from the signing of the Gilead Agreement to November 30, 2025, we received payments of $47.0 million for research milestones and additional payments, $20.0 million for a license option exercise payment, $15.0 million in research term extension fees and $5.0 million for a clinical milestone payment. As of November 30, 2025, we are eligible to receive up to approximately $1.8 billion in total additional payments based on certain additional fees, payments and the successful completion of certain preclinical, clinical, development and sales milestones. We also are eligible to receive mid-single digit to low tens percentage tiered royalties on annual net sales from any commercial products directed to the optioned collaboration targets, subject to certain reductions and excluding sales in the United States of any products for which we exercise our option to co-develop and co-promote, for which the parties share profits and losses evenly.
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
Upon signing the Sanofi Agreement, Sanofi paid us an upfront payment of $55.0 million. Subsequently in January 2021, Sanofi paid us an additional $22.0 million to exercise its option to expand the number of targets beyond the initial targets included in the collaboration. In addition, from the signing of the Sanofi Agreement to November 30, 2025, we received payments of $20.0 million for research milestones and $30.0 million for license extension fees. As of November 30, 2025, we are eligible to receive up to approximately $930.0 million in total additional payments based on certain additional fees, payments and the successful completion of certain research development, regulatory and sales milestones. We are also eligible to receive mid-single digit to low teen percentage tiered royalties on annual net sales of any commercial products that may result from the collaboration, subject to certain reductions and excluding sales in the United States of any products for which we exercise our option to co-develop and co-promote, for which the parties share profits and losses evenly.
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
Pfizer
In September 2023, we entered into a strategic collaboration with Seagen Inc. (now a part of Pfizer Inc.) (the Pfizer Agreement) to develop a suite of targeted protein degraders against multiple targets nominated by Pfizer that are suitable for antibody conjugation. Pfizer will be responsible for conjugating these degraders to antibodies to make DACs, a new class of medicines for use in cancer treatment and advancing these DAC drug candidates through preclinical and clinical development and commercialization.
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
Under the terms of the Pfizer Agreement, we received an upfront payment of $60.0 million. In addition, from the signing of the Pfizer Agreement to November 30, 2025, we received payments of $10.0 million for research milestones. We are eligible to receive up to approximately $3.4 billion in contingent payments based on specified research, development, regulatory and commercial milestones across multiple programs. We are also eligible for mid-single to low double digit percentage tiered royalties on future sales.
Subject to the exceptions described in the Pfizer Agreement, the Pfizer Agreement expires upon the first to occur of (1) the expiration of the last-to-expire option exercise period under the Pfizer Agreement if no such option has been exercised prior to such expiration and (2) the expiration of the last-to-expire royalty term under the Pfizer Agreement.
Manufacturing and Supply
We do not own or operate, and currently have no plans to establish, any facilities for product manufacturing, packaging, storage and distribution, or testing. We rely on and expect to continue to rely on contract manufacturing organizations (CMOs) for both drug substance and finished drug product. We have personnel or engaged consultants with extensive technical, manufacturing, analytical and quality experience and good project management to oversee contract manufacturing and testing activities. We have engaged third-party manufacturers to supply the drug substances for bexobrutideg, zelebrudomide, and NX-1607 and to develop and manufacture finished drug products for use in our clinical trials. Should any of these manufacturers become unavailable to us for any reason, we believe that there are a number of potential replacements, although we may incur some delay in identifying and qualifying such replacements.
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

We believe that we have a strong global intellectual property position and substantial know how and trade secrets relating to our DEL-AI platform and drug candidates. As of December 31, 2025, we have 12 U.S. patents, 24 U.S. patent applications, 23 foreign patents and 121 foreign applications that we own, three U.S. patents, eight pending U.S. patent applications, five foreign patents and 88 foreign patent applications that we co-own with Gilead. The expected expirations for issued patents and patents that may issue from pending applications covering our clinical candidates are between the years 2039 and 2044 for bexobrutideg; 2039 and 2042 for zelebrudomide; and 2040 and 2043 for NX-1607.
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

Since the UK has left the EU, it is no longer covered by centralized marketing authorizations. A separate marketing authorization application is required in respect of the UK. The UK government recently reached a new agreement with the EU, the “Windsor Framework,” which replaced the Northern Ireland protocol, according to which, the EU pharmaceutical legal framework acquis continued to apply to Northern Ireland. Since the implementation of the Windsor Framework, medicinal products intended for the UK market including Northern Ireland are now authorized by the MHRA and must bear a “UK only” label. This means that medicinal products placed on the market in Northern Ireland no longer need to be compliant with EU law. These new measures have been implemented as of January 1, 2025. The MHRA has ceased to participate in the assessment of any centralized procedures since January 1, 2021. Since then, the MHRA has launched the Innovative Licensing and Access Pathway (ILAP), a new accelerated assessment procedure for marketing authorization applications that enables eligible products to be authorized in and potentially placed on the UK market faster. On January 1, 2024, the MHRA launched an International Recognition Procedure for marketing authorization applications whereby the MHRA will, when considering such applications, take into account the approval of medicines by trusted reference regulators in Australia, Canada, Switzerland, Singapore, Japan, United States and EU into its own abbreviated assessment.
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
The European Health Data Space Regulations (the EHDS Regulations) came into force on March 26, 2025. The aims of the EHDS Regulations are to provide individuals with more control over their electronic health data, enable cross-border sharing of European Health Data (EHD) between national EU healthcare systems and facilitate the sharing of EHD for secondary research purposes. The EHDS Regulations impose new obligations, but also create opportunities for companies engaged in health-related research to share and access health data on a large scale. Although the EHDS Regulations have come into force, key obligations will not apply until March 2029.
Regulatory framework in the UK following Brexit
The UK officially left the EU on January 31, 2020. A transition period during which EU law remained applicable to the UK began on February 1, 2020, and ended on December 31, 2020. The EU regulatory framework for medicinal products in place before the end of the transition period has been preserved in UK domestic legislation as “retained EU law” but the UK may diverge from EU law in the future should it wish to do so. Pursuant to the Northern Ireland Protocol, the EU pharmaceutical legal framework acquis continued to apply in Northern Ireland and medicines could only be placed in the Northern Ireland market if they complied with EU law. The UK government reached a new agreement with the EU, the “Windsor Framework,” which has replaced the Northern Ireland protocol. According to the Windsor Framework, medicinal products intended for the UK market including Northern Ireland are now authorized by the MHRA and must bear a “UK only” label. This means that medicinal products placed on the market in Northern Ireland no longer need to be compliant with EU law. These new measures have been implemented as of January 1, 2025.
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
We will also be subject to certain ex-U.S. privacy laws in connection with our clinical trial activities outside the United States such as the EU and UK General Data Protection Regulation (GDPR), non-compliance with which could result in administrative fines of up to the greater of 4% of global annual revenues or €20.0 million (under the EU GDPR) or £17.5m (under the UK GDPR). The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies and obtain compensation for damages resulting from violations of the GDPR.
Reimbursement of medicines in Europe
In the EU, pricing and reimbursement methods can differ in each Member State. Some Member States and the UK may require that health technology assessments (HTA) be completed for the product to be recommended for funding under the NHS. The outcome of HTAs is decided on a national basis and some Member States may decide not to reimburse the use of medicines or may reduce the rate of reimbursement. As of January 12, 2025, EU Health Technology Regulation No. 2021/2282 has become applicable in respect of new oncology medicines. Regulation 2021/2282 imposes a new procedure, a joint clinical assessment at a centralized level, as a mandatory step for the assessment of the pricing and reimbursement of medicinal products by national authorities. It requires companies applying for products in scope to make relevant submissions for the joint clinical assessment, in line with a number of prespecified criteria. In the UK, NICE is the body in England and Wales, which conducts HTAs and issues guidance on whether a product is considered to be “cost-effective” and therefore recommended for use and reimbursement under the national health service. This means that if a positive recommendation has been obtained, then the medicinal product will be widely available to patients in England and Wales. For avoidance of doubt, Scotland and Northern Ireland have their own HTA bodies which will conduct their own assessment.

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
The federal civil False Claims Act prohibits, among other things, any person or entity from knowingly presenting, or causing to be presented, a false claim for payment to the federal government, or knowingly making, or causing to be made, a false record or statement material to a false claim. The False Claims Act covers claims made to programs where the federal government reimburses (directly or indirectly) individuals and entities, such as under the Medicare and Medicaid programs, as well as programs where the federal government is a direct purchaser, such as when it purchases off of the Federal Supply Schedule. The law also prohibits avoiding, decreasing or concealing an obligation to pay money to the federal government. The government can bring claims directly or through a civil whistleblower or qui tam action, and potential liability includes mandatory treble damages and significant per claim penalties currently set at $14,308 up to $28,619 per false claim or statement for penalties assessed after July 3, 2025. Numerous pharmaceutical and other healthcare companies have been investigated under these laws for purportedly, among other things, concealing price concessions in the pricing information submitted to the government for government price reporting purposes, and for allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product. In addition, certain marketing practices, including off-label promotion, may also violate false claims laws. Additionally, the ACA amended the federal Anti-Kickback Statute such that a violation of that statute can serve as a basis for liability under the federal False Claims Act. Most states also have statutes or regulations similar to the federal Anti-Kickback Statute and False Claims Act, which apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply to commercially reimbursed items or services or regardless of whether reimbursement from a federal or state healthcare program is available for the item or service. There is also the federal criminal False Claims Act, which is similar to the federal civil False Claims Act and imposes criminal liability on those that make or present a false, fictitious or fraudulent claim to the federal government.
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

In addition, HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act (HITECH) and their respective implementing regulations, including the Final Omnibus Rule published on January 25, 2013, imposes obligations on certain healthcare providers, health plans and healthcare clearinghouses, known as covered entities, as well as their business associates that perform certain services involving the storage, use or disclosure of individually identifiable health information, including mandatory contractual terms, requirements to facilitate certain patient rights, requirements to safeguard the privacy, security, and transmission of individually identifiable health information, and requirements to provide notice to affected individuals and regulatory authorities of certain breaches of security of individually identifiable health information. HITECH increased the civil and criminal penalties that may be imposed against covered entities, business associates and possibly other persons, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions. On December 10, 2020, the Office of Civil Rights within the U.S. Department of Health and Human Services (HHS) issued proposed revisions to the HIPAA Privacy Rule aimed at reducing regulatory burdens that may exist in discouraging coordination of care and patient access to their health information, among other changes, which could affect not just covered entities and business associates, but broader entities in the life sciences space. Moreover, on December 27, 2024, HHS issued proposed revisions to the HIPAA Security Rule aimed at strengthening required cybersecurity protections for protected health information. While a final rule has not yet been issued for either proposed rule, if adopted, these proposed changes may require us to update our policies and procedures to comply with the new requirements. In addition, many state laws govern the privacy and security of health information and other personal information in certain circumstances (such as the California Consumer Privacy Act of 2018, the Virginia Consumer Data Protection Act, and similar state privacy laws in several other states, along with health privacy focused laws such as the Washington My Health My Data Act), and these state laws may differ from each other in significant ways and may not have the same effect. These laws are rapidly evolving and may impose additional regulatory compliance burden and legal risks on our operations.
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
The ACA and certain of its provisions have been subject to judicial challenges as well as legislative and regulatory efforts to repeal or replace them, to alter their interpretation, or to otherwise impact the implementation of the ACA. For example, on March 11, 2021, Congress enacted the American Rescue Plan Act of 2021, which included among its provisions a sunset of the ACA’s cap on pharmaceutical manufacturers’ rebate liability under the Medicaid Drug Rebate Program. Under the ACA, manufacturers’ rebate liability was capped at 100% of the average manufacturer price for a covered outpatient drug. Effective January 1, 2024, manufacturers’ MDRP rebate liability is no longer capped, meaning manufacturers may pay more in MDRP rebates than they receive on the sale of certain covered outpatient drugs. The American Rescue Plan Act also temporarily increased premium tax credit assistance for individuals eligible for subsidies under the ACA for 2021 and 2022 and removed the 400% federal poverty level limit that otherwise applies for purposes of eligibility to receive premium tax credits. The Inflation Reduction Act of 2022 (IRA) extended this increased tax credit assistance and removal of the 400% federal poverty limit through 2025. This tax credit assistance expired on December 31, 2025, and additional action from Congress would be needed to restore such assistance in the future. In the future, there may be additional challenges and/or amendments to the ACA. It remains to be seen precisely what any new legislation will provide, when or if it will be enacted, and what impact it will have on the availability and cost of healthcare items and services, including drug and biological products.

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted to reduce healthcare expenditures. These changes include the Budget Control Act of 2011, which, among other things, led to aggregate reductions of Medicare payments to providers of up to 2% per fiscal year that started in 2013 and, due to subsequent statutory amendments, will remain in effect through the first eleven months of the fiscal year 2032 sequestration order unless additional congressional action is taken, with the exception of a temporary suspension, and later a temporary reduction instituted during the COVID-19 pandemic that expired on July 1, 2022. The American Taxpayer Relief Act of 2012 made other changes, including the reduction of Medicare payments to several types of providers and an increase in the statute of limitations period for the government to recover overpayments to providers from three to five years. Additionally, in August 2022, President Biden signed into law the IRA, which implements substantial changes to the Medicare program, including drug pricing reforms and changes to the Medicare Part D benefit design. Among other reforms, the IRA imposes inflation rebates on drug and biological product manufacturers for products reimbursed under Medicare Parts B and D if the prices of those products increase faster than inflation beginning in 2023; implements changes to the Medicare Part D benefit that, beginning in 2025, caps benefit annual out-of-pocket spending at $2,000, with new discount obligations for pharmaceutical manufacturers; and, beginning in 2026, establishes a “maximum fair price” for a fixed number of pharmaceutical and biological products covered under Medicare Parts B and D following a price negotiation process with the CMS. CMS has also taken steps to implement the IRA, including releasing the negotiated maximum prices, which are effective in 2026 for the first ten drugs that were subject to the IRA’s negotiation process, as well as the negotiated maximum prices for fifteen additional drugs to be effective in 2027, and releasing quarterly lists of Medicare Part B products that are subject to adjusted coinsurance rates based on the inflationary rebate provisions of the IRA. While it remains to be seen how the drug pricing provisions imposed by the IRA will affect the broader pharmaceutical industry, several pharmaceutical manufacturers and other industry stakeholders have challenged the law, including through lawsuits brought against the HHS, the Secretary of the HHS, CMS, and the CMS Administrator challenging the constitutionality and administrative implementation of the IRA’s drug price negotiation provisions.
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
Additionally, the cost of prescription pharmaceuticals and biological products has been the subject of considerable discussion in the United States. For example, President Trump has signed multiple executive orders addressing prescription drug pricing and access, including: on April 15, 2025, outlining several actions the Secretary of the Department of HHS must take to optimize healthcare regulations that will provide access to prescription drugs at lower costs; on May 5, 2025, aiming to promote domestic production of critical medicines; and on May 12, 2025, aiming to establish a “most favored nation” drug pricing policy that would tie U.S. drug prices to the prices paid for drugs in other countries. Since the May 12, 2025 “most favored nation” executive order, the Trump administration has continued to exert pressure on drug manufacturers to implement “most favored nation” pricing, including by suggesting that the administration may impose significant tariffs on pharmaceuticals if such manufacturers do not reach agreements to implement “most favored nation” pricing. Additionally, in November 2025, CMS announced a new voluntary payment initiative called the GENEROUS Model (GENErating cost Reductions for U.S. Medicaid Model) where drug manufacturers may voluntarily offer supplemental rebates to participating state Medicaid programs that are intended to provide such Medicaid programs with a “most favored nation” price for participating manufacturers’ products. Moreover, there have been several recent U.S. Congressional inquiries and proposed federal legislation designed to, among other things, bring more transparency to drug and biological product pricing, review the relationship between pricing and manufacturer patient support programs, reduce the cost of prescription drugs and biological products under Medicare and reform government program reimbursement methodologies for drug and biological products. It remains to be seen how these drug pricing initiatives will affect the broader pharmaceutical industry.

At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures and, in some cases, to encourage importation from other countries and bulk purchasing. For example, on January 5, 2024, the FDA approved Florida’s importation plan to allow pharmacists and wholesalers in the state to import certain medications from Canada. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize any product that is ultimately approved, if approved. In addition, several state laws require disclosures related to state agencies and/or commercial purchasers with respect to price increases and new product launches that exceed certain levels as identified in the relevant statutes. Another emerging trend at the state level is the establishment of prescription drug affordability boards, some of which will prospectively permit certain states to establish upper payment limits for drugs that the state has determined to be “high-cost.” Prescription drug affordability boards in several states, including Colorado, Maryland, Oregon, and Washington, have begun identifying products for affordability reviews and issuing information requests to manufacturers to determine whether upper payment limits may be justified. Some of these state laws and regulations contain ambiguous requirements that government officials have not yet clarified. Given the lack of clarity in the laws and their implementation, our future reporting actions could be subject to the penalty provisions of the pertinent federal and state laws and regulations.
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
Human Capital
As of November 30, 2025, we had 317 full-time or part-time employees, of which approximately 38% have earned an M.D. or a Ph.D. As of November 30, 2025, 257 of our full-time or part-time employees are engaged in research and development. From time to time, we retain independent contractors to support our organization. None of our employees are represented by a labor union or covered by collective bargaining agreements, and we believe our relationship with our employees is good.
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
As of November 30, 2025, approximately 55% of our full-time and part-time employees were self-reported as female. Of our vice president-level and above employees, approximately 45% were self-reported as female.

In addition, as of November 30, 2025, approximately 50% of our full-time employees were self-reported as ethnic or racial minorities in the United States, with approximately 41% Asian, 2% Black or African American, 7% Hispanic or Latino and 1% of other minority groups or two or more races. Of our vice president-level and above employees, approximately 33% were self-reported as ethnic or racial minorities in the United States, with approximately 30% Asian and 3% Black or African American.
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
Board of Directors oversight
Our Board of Directors (Board) recognizes the critical importance of our team and the necessity to ensure a diverse, inclusive, and innovative work environment that is centered around a values-based culture. Our Board meets regularly with management to discuss issues impacting our employees, and to focus on ways to support our workforce. Our focus on culture comes from our Board and flows throughout our company. In evaluating our Chief Executive Officer and management team, significant emphasis is placed on their contributions to our overall culture.
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
Corporate Information
We were incorporated under the laws of the State of Delaware in August 2009 under the name Kura Therapeutics, Inc. We subsequently changed our name to Nurix, Inc. in February 2012 and then to Nurix Therapeutics, Inc. in October 2018. Our principal executive offices are located at 1600 Sierra Point Parkway, Brisbane, California 94005, and our telephone number is (415) 660-5320.
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
Also available on our website is information relating to corporate governance at Nurix and our Board, including our Corporate Governance Guidelines; our Code of Business Conduct and Ethics (for our directors, officers and employees); and our Board Committee Charters. We will provide any of the foregoing information without charge upon written request to our Corporate Secretary, Nurix Therapeutics, Inc., 1600 Sierra Point Parkway, Brisbane, California 94005.
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

Item 1A. Risk Factors
Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Annual Report on Form 10-K, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and the accompanying notes and the information contained in our other public filings before deciding whether to invest in shares of our common stock. We cannot assure you that any of the events described below will not occur. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of or that we deem immaterial may also become important factors that adversely affect our business. If any of the following risks occur, our business, financial condition, results of operations, and future prospects could be materially and adversely affected. In that event, the trading price of our common stock could decline, and you could lose all or part of your investment.
Risks Related to Our Financial Position and Need for Additional Capital
We have incurred significant losses since our inception. We expect to incur losses over at least the next several years and may never achieve or maintain profitability.
Our net loss was $264.5 million and $193.6 million for the fiscal years ended November 30, 2025 and 2024, respectively. As of November 30, 2025, we had an accumulated deficit of $1,003.2 million. To date, we have not generated any revenue from product sales and have financed our operations primarily through our collaborations and sales of our equity interests. We are in the early stages of development of our drug candidates. Our lead drug candidates, bexobrutideg (NX-5948), zelebrudomide (NX-2127) and NX-1607, are in the early stages of clinical development. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We anticipate that our operating expenses and capital expenditure requirements will increase substantially if and as we:
•increase enrollment in and further develop our drug candidates bexobrutideg, zelebrudomide and NX-1607 through Phase 1 and Phase 2 clinical trials;
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
We are in the early stages of clinical development of our lead drug candidates bexobrutideg, zelebrudomide and NX-1607. We expect that it will be many years, if ever, before we have a drug candidate ready for commercialization. We may never succeed in these activities and, even if we do, may never generate revenues that are significant enough to achieve profitability. To become and remain profitable, we must succeed in developing, obtaining marketing approval for and commercializing products that generate significant revenue. This will require us to be successful in a range of challenging activities, including completing preclinical testing and clinical trials of our drug candidates, discovering additional drug candidates, establishing and maintaining arrangements with third parties for the manufacture of clinical supplies of our drug candidates, obtaining marketing approval for our drug candidates and manufacturing, marketing, selling and obtaining reimbursement for any products for which we may obtain marketing approval.
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
We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we conduct our Phase 1 and Phase 2 clinical trials of bexobrutideg, zelebrudomide and NX-1607 and any future development of our drug candidates, grow our pipeline of drug candidates, expand the breadth of our DEL-AI platform, continue research and development and initiate additional clinical trials of and potentially seek marketing approval for our lead programs and other drug candidates. In addition, if we obtain marketing approval for any of our drug candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, reimbursement and sales and distribution. Furthermore, we expect to continue to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we may be required to delay, limit, reduce or terminate our research, product development programs or any future commercialization efforts or grant rights to develop and market drug candidates that we otherwise would prefer to develop and market ourselves.
We had cash, cash equivalents and marketable securities of $592.9 million as of November 30, 2025. We believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our operating expenses and capital expenditure requirements through at least the next 12 months. However, our future capital requirements and the period for which we expect our existing resources to support our operations may vary significantly from what we expect, and we may need to seek additional funds sooner than planned. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans. Our future capital requirements will depend on many factors, including:
•the progress, costs and results of our Phase 1 and Phase 2 clinical trials for bexobrutideg, zelebrudomide and NX-1607 and any future clinical development of such drug candidates;
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

Risks Related to the Discovery and Development of Our Drug Candidates
We are early in our development efforts. Our lead drug candidates, bexobrutideg (NX-5948), zelebrudomide (NX-2127) and NX-1607, are in the early stages of clinical development. If we are unable to advance our drug candidates through clinical development or are unable to obtain regulatory approval for and commercialize our drug candidates or experience significant delays in doing so, our business may be materially harmed.
We are early in our development efforts. Our lead drug candidates, bexobrutideg, zelebrudomide and NX-1607, are in the early stages of clinical development and their risk of failure is high. We have invested substantially all of our efforts and financial resources in building our DEL-AI platform, in the identification and preclinical development of our current drug candidates, in the preparation for and initiation of Phase 1 clinical trials for our lead drug candidates and in the preparation for and initiation of the DAYBreak Phase 2 clinical trial evaluating bexobrutideg. Our ability to generate revenue from product sales, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of one or more of our drug candidates. The success of our drug candidates will depend on several factors, including the following:
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
We believe that our targeted protein degrader drug candidates may offer an improved therapeutic approach by removing the disease-causing proteins instead of simply inhibiting their activities. However, the scientific research that forms the basis of our efforts to develop our targeted protein degrader drug candidates is ongoing and the scientific evidence to support the feasibility of developing targeted protein degrader-based therapeutic treatments is both preliminary and limited. Further, certain patients have shown inherent (primary) resistance to approved BTK inhibitors and other patients have developed acquired (secondary) resistance to these inhibitors. Both bexobrutideg and zelebrudomide degrade BTK with mutations that confer resistance to currently marketed BTK inhibitors, and we believe that preliminary data from our ongoing Phase 1 and Phase 2 trials of bexobrutideg and our Phase 1 trial of zelebrudomide may provide evidence of clinical benefit to patients with such resistance mutations. However, any inherent primary or acquired secondary resistance to our BTK degraders in patients would prevent or diminish their clinical benefit.
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
We may experience numerous unforeseen events during, or as a result of, clinical trials, that could delay or prevent our ability to receive marketing approval or commercialize our drug candidates, including:
•we may experience delays in corresponding with the FDA or a foreign regulatory authority regarding regulatory issues;
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
We have recently begun to evaluate our lead drug candidates in human clinical trials, and there have been very few clinical trials to date involving small molecule drug candidates designed to control cellular protein levels through targeted protein degradation. It is impossible to predict when or if any drug candidates we may develop will prove safe in humans. There is a limited safety data set for the effects of bexobrutideg, zelebrudomide and NX-1607 in humans. There can be no assurance that our current drug candidates or any future drug candidate will not cause undesirable side effects. Unforeseen side effects from our drug candidates could arise at any time during preclinical or clinical development.
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
The results of preclinical studies may not be predictive of the results of clinical trials, and the results of any early-stage clinical trials we commence may not be predictive of the results of the later-stage clinical trials or when these trials are completed. In addition, initial success in clinical trials may not be indicative of results obtained when such trials are completed. In particular, the small number of patients in our planned early clinical trials may make the results of these trials less predictive of the outcomes of later clinical trials. The results of our initial clinical trials for bexobrutideg, zelebrudomide and NX-1607 may not be predictive of the results of further clinical trials of these drug candidates or any of our other drug candidates. Moreover, preclinical and clinical data often are susceptible to varying interpretations and analyses, and many companies that have believed their drug candidates performed satisfactorily in preclinical studies and clinical trials nonetheless have failed to obtain marketing approval of their products. Our future clinical trials may not ultimately be successful or support further clinical development of any of our drug candidates. There is a high failure rate for drug candidates proceeding through clinical trials. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in clinical development even after achieving encouraging results in earlier studies and clinical trials. Any such setbacks in our clinical development could materially harm our business, results of operations, financial condition and prospects.
Interim top-line and preliminary data from our planned clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.
We have published and may continue to publish interim top-line or preliminary data from our current and planned clinical trials. Interim data from clinical trials are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Preliminary or top-line data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, interim and preliminary data should be viewed with caution until the final data are available. Adverse differences between preliminary or interim data and final data could significantly harm our reputation, business, results of operations, financial condition and prospects.
If we experience delays or difficulties in enrolling patients in clinical trials, our receipt of necessary marketing approvals could be delayed or prevented.
We may not be able to initiate or continue clinical trials for our drug candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or similar regulatory authorities outside of the United States. In particular, we are currently conducting Phase 1 clinical trials for each of our lead drug candidates, bexobrutideg, zelebrudomide and NX-1607, and a Phase 2 clinical trial for bexobrutideg, and we expect to initiate a Phase 3 clinical trial for bexobrutideg in 2026. We cannot predict how difficult it will be to enroll patients for these trials. Therefore, our ability to identify and enroll eligible patients for our bexobrutideg, zelebrudomide and NX-1607 clinical trials may be limited or may result in slower enrollment than we anticipate. In addition, some of our competitors have ongoing clinical trials for drug candidates that treat the same indications as our drug candidates, and patients who otherwise would be eligible for our planned clinical trials instead may enroll in clinical trials of our competitors’ drug candidates. Moreover, the size of the relevant patient populations for the diseases that our lead drug candidates target is small, and as more companies begin to focus attention and resources on drug candidates to treat the same indications as our drug candidates, we may experience delays or be unable to successfully recruit and enroll a sufficient number of eligible patients in our clinical trials. Patient enrollment is affected by other factors including:
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
Because we have limited financial and managerial resources, we focus on research programs and drug candidates that we identify for specific indications. As a result, we may forgo or delay pursuit of opportunities with other drug candidates or for other indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and drug candidates for specific indications may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular drug candidate, we may relinquish valuable rights to that drug candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such drug candidate.
The manufacture of drugs is complex, and we and our third-party manufacturers are early in our manufacturing efforts.
We have established manufacturing relationships with a limited number of suppliers to manufacture raw materials and the drug substance of any drug candidate for which we are currently pursuing, or may in the future pursue, preclinical or clinical development. Our systems for complying with current good manufacturing practices (cGMPs), manufacturing process development with our third-party manufacturers and scale-up are at an early stage. The actual cost to manufacture and process our drug candidates could be greater than we expect and could materially and adversely affect the commercial viability of our drug candidates. We or any of our third-party manufacturers may encounter difficulties in production, including contamination, equipment failure, improper installation or operation of equipment, vendor or operator error, inconsistency in yields, variability in product characteristics and difficulties in scaling the production process. Even minor deviations from normal manufacturing processes could result in reduced production yields, product defects and other supply disruptions. If we or any of our third-party manufacturers encounter such difficulties, our ability to provide supply of our current or future drug candidates for clinical trials, our ability to obtain marketing approval or our ability to provide supply of our drug candidates for patients, if approved, could be delayed or stopped. For example, in October 2023, following our communication to the FDA of our intention to transition to an improved manufacturing process for zelebrudomide, the FDA placed a partial clinical hold on our ongoing Phase 1 clinical trial evaluating zelebrudomide. We actively engaged in discussions with FDA as part of our efforts to lift the partial clinical hold, and in March 2024, the FDA lifted the partial clinical hold. There can be no assurance that we can address any issues resulting in any partial or full clinical hold in a timely manner or at all, and we may incur additional expenses in connection with our efforts to address a partial or full clinical hold or advance our clinical programs.
We may not be successful in our efforts to identify or discover additional potential drug candidates, or in further efforts to expand the breadth of our DEL-AI platform.
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
We also intend to expand the capabilities of our DEL-AI platform and leverage our platform to discover, develop and potentially commercialize additional drug candidates beyond our current portfolio to target diseases in a wide range of organ systems and tissues and treat various disease states. These enhancements require substantial technical, financial and human resources, and may not result in the discovery or development of additional drug candidates or therapies. We may pursue what we believe is a promising opportunity to leverage our platform only to discover that certain of our risk or resource allocation decisions were incorrect or insufficient, or that individual products or our science in general has technology or biology risks that were previously unknown or underappreciated. Our strategy of pursuing the value of our DEL-AI platform over a long time horizon and across a broad array of human diseases may not be effective. In the event material decisions in any of these areas turn out to be incorrect or sub-optimal, we may experience a material adverse impact on our business and ability to fund our operations and we may never realize what we believe is the potential of our DEL-AI platform.
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
On June 28, 2024, the U.S. Supreme Court issued an opinion holding that courts reviewing agency action pursuant to the Administrative Procedure Act (APA) “must exercise their independent judgment” and “may not defer to an agency interpretation of the law simply because a statute is ambiguous.” The decision will have a significant impact on how lower courts evaluate challenges to agency interpretations of law, including those by the FDA and other agencies with significant oversight of the biopharmaceutical industry. The new framework may result in an increase in both the frequency of such challenges and their odds of success by eliminating one way in which the government previously prevailed in such cases. As a result, significant regulatory policies may be subject to increased litigation and judicial scrutiny. Any resulting changes in regulation may result in unexpected delays, increased costs, or other negative impacts on our business that are difficult to predict but could have a material adverse effect on our business and financial condition. For example, certain of these changes could impose additional limitations on the rates we will be able to charge for our future products or the amounts of reimbursement available for our future products from governmental agencies or third-party payors.
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
We rely on third-party contract research organizations (CROs) to conduct our clinical trial programs for bexobrutideg, zelebrudomide and NX-1607 and we will rely on third-party CROs to conduct any clinical trials for other drug candidates. Agreements with these CROs might terminate for a variety of reasons, including for such CRO’s failure to perform. Entry into alternative arrangements, if necessary, could significantly delay our product development activities.
Our reliance on these CROs for research and development activities will reduce our control over these activities but will not relieve us of our responsibilities. For example, we will remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols in the applicable IND. Moreover, the FDA and other foreign regulators such as the EMA and the MHRA require compliance with good clinical practice standards (GCPs), for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected.
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
Further, we rely on third parties located in China for some of our contract manufacturing, and we expect to continue to use such third-party manufacturers for such purposes. For any activities conducted in China, we are exposed to the possibility of product supply disruption and increased costs in the event of changes in the policies of the United States or Chinese governments, political unrest or unstable economic conditions in China. Any unfavorable government policies on international trade, such as export controls, capital controls or tariffs, new legislation or regulations, renegotiation of existing trade agreements, or any retaliatory trade actions due to recent or future trade tension, may impede, delay, limit, or increase the cost of manufacturing our therapeutic candidates. For example, in April 2025, the United States announced extensive tariffs on goods imported from China, where certain of our third-party manufacturers and suppliers are located. While we believe we currently have sufficient inventory for clinical use and do not anticipate any near-term impact to our clinical programs, we expect these tariffs may increase the cost of our product supply in the future. Such events could result in our clinical or commercial supply of drug, packaging and other services being interrupted or limited, which could harm our business.
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
As we continue to develop and, if approved, commercialize our current and future drug candidates, competitors or other third parties may claim that our technology infringes, misappropriates or otherwise violates their intellectual property rights. There are and may in the future be additional U.S. and foreign-issued patents and pending patent applications owned by third parties in the fields in which we are pursuing drug candidates. For example, we are aware of a patent owned by a third party with a claim that covers many potential targeted protein degraders. This patent may be alleged to cover one or more of our targeted protein degrader drug candidates, including our bexobrutideg and zelebrudomide drug candidates. While we believe that we have valid defenses against any assertion of such patent against us, such defenses may be unsuccessful. If we are unsuccessful and any of our targeted protein degrader drug candidates is found to infringe this patent, we could be required to obtain a license to such patent or forced to permanently cease developing, manufacturing, marketing and commercializing the infringing targeted protein degrader drug candidate. We may not be able to obtain any required license on commercially reasonable terms or at all, and even if we were able to obtain a license, it could be non-exclusive, thereby giving the licensor and other third parties the right to use the same technologies licensed to us, and it could require us to make substantial licensing, royalty and other payments. We also could be forced, including by court order, to permanently cease developing, manufacturing, marketing and commercializing the drug candidate. In addition, we could be found liable for significant monetary damages, including treble damages and attorneys’ fees, if we are found to have willingly infringed any such patent. Even if we were ultimately to prevail, any litigation could require us to divert substantial financial and management resources that we would otherwise be able to devote to our business.
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

Further, we do not know which processes we will use for commercial manufacture of our future products, or which technologies owned or controlled by third parties may prove important or essential to those processes. Many companies have filed, and continue to file, patent applications related to novel protein degradation therapies that target disease-causing proteins. Some of these patent applications have already been allowed or issued and others may issue in the future. Because this area is competitive and of strong interest to pharmaceutical and biotechnology companies, there likely will be additional patent applications filed and additional patents granted in the future, as well as additional research and development programs expected in the future. If a patent holder believes the manufacture, use, sale, offer for sale or importation of one of our drug candidates or future products infringes its patent, the patent holder may sue us even if we have licensed other patent protection for our technology. Moreover, we may face patent infringement claims from non-practicing entities that have no relevant product revenue and against whom our licensed patent portfolio may therefore have no deterrent effect.
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
In January 2024, the FDA granted Fast Track designation for bexobrutideg in the United States for the treatment of adult patients with relapsed or refractory CLL or small lymphocytic lymphoma after at least two lines of therapy, including a BTK inhibitory and a B-cell lymphoma 2 inhibitor, and in December 2024, the FDA granted Fast Track designation for bexobrutideg in the United States for the treatment of adult patients with relapsed or refractory Waldenström macroglobulinemia after at least two lines of therapy, including a BTK inhibitor. As part of our business strategy, we may also seek Fast Track designation for other of our drug candidates. Programs with Fast Track designation may be eligible for more frequent interactions with the FDA, and, if relevant criteria are met, eligibility for Accelerated Approval and Priority Review. Fast Track designation applies to the drug candidate and the specific indication for which it is being studied. The FDA has broad discretion whether or not to grant this designation, so even if we believe a particular drug candidate is eligible for this designation, we cannot guarantee that the FDA would decide to grant it. If a drug candidate receives Fast Track designation but does not continue to meet the criteria for Fast Track designation, or if our clinical trials are delayed, suspended or terminated, or put on clinical hold due to unexpected adverse events or issues with clinical supply, we will not receive the benefits associated with the Fast Track program.
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
We, as a company, have limited experience in filing for and obtaining regulatory approval to initiate a clinical trial, and we do not have experience completing any pivotal clinical trials or in manufacturing or in quality assurance in order to market a new drug in the United States or in any other jurisdiction.
As a company, we have limited experience in filing for or obtaining regulatory approval to initiate clinical trials, we do not have experience completing any pivotal clinical trials and we rely on third parties to conduct our clinical trials. We also do not have experience in manufacturing or in quality assurance in order to market a new drug and expect to rely on CROs or other third-party consultants or vendors to assist us in this process. Our inexperience may result in failure to or delays in obtaining the required regulatory approvals to initiate clinical trials, to successfully complete clinical trials and to obtain marketing approval for our drug candidates. If we are unable to obtain regulatory and marketing approval for our drug candidates or experience significant delays in our efforts to do so, our business could be substantially harmed.
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
Due to the UK’s exit from the EU, the UK is now being treated as a “third country” by the EU. Although UK legislation has retained existing EU law, new UK legislation is being drafted and the UK has not retained new EU law, including the Clinical Trials Regulation (EU) No 536/2014. This means that some regulatory activities, such as batch testing and Qualified Person certification, conducted in the UK are no longer recognized in the EU; although the UK accepts the batch testing data carried out in many third countries with recognized equivalent high standards to avoid delays and supply disruption due to re-testing. However, the UK and EU have concluded a Trade and Cooperation Agreement (TCA), which has been approved by the UK Parliament, European Council and European Parliament and has limited the disruption to the supply of medicines, particularly by enabling tariff and quota-free trade between the UK and the EU (provided that the rules of origin requirements are met), and has streamlined some issues, for example by enabling mutual recognition of cGMP inspections and certificates. The regulatory framework for medicines that existed before the end of the transition period has also effectively been preserved in UK domestic legislation as “retained EU law.” By retaining a snapshot of EU legislation at its core, the UK has prevented substantial divergence in the regulation of medicines (although divergence has appeared in some areas). The UK government reached a new agreement with the EU, the “Windsor Framework,” which amended the Northern Ireland Protocol, pursuant to which, the EU pharmaceutical legal framework acquis continued to apply to Northern Ireland. According to the Windsor Framework, medicinal products intended for the

UK market including Northern Ireland will be authorized by the MHRA and must bear a “UK only” label. This means that medicinal products placed on the market in Northern Ireland no longer need to be compliant with EU law. These new measures were implemented beginning January 1, 2025. The TCA allows for future deviation from the current regulatory framework, and it is not known if and/or when any deviations may occur, which may have an impact on development, manufacture, marketing authorization, commercial sales and distribution of pharmaceutical products. It is also important to note that obtaining a marketing authorization is not sufficient to gain effective access to the market in the EU and in the UK; companies still need to agree to a reimbursement price for the products and in some jurisdictions, such as the UK and Germany, a further positive recommendation from health technology on cost-effectiveness is required for the products to be actually prescribed and reimbursed by the respective national health systems (see “—Governments outside of the United States tend to impose strict price controls, which may adversely affect our revenues from the sales of drugs, if any” below). If we fail to comply with the regulatory requirements in international markets and thus do not receive applicable marketing approvals, our target market will be reduced, our ability to realize the full market potential of our drug candidates will be harmed and our business will be adversely affected. We may not obtain foreign regulatory approvals on a timely basis, or at all. Our failure to obtain approval of any of our drug candidates by regulatory authorities in another country may significantly diminish the commercial prospects of that drug candidate and our business prospects could decline.
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

Clinical trials of our drug candidates must be conducted in carefully defined subsets of patients who have agreed to enter into clinical trials. Consequently, it is possible that our clinical trials, or those of any future collaborator, may indicate an apparent positive effect of a drug candidate that is greater than the actual positive effect, if any, or alternatively fail to identify undesirable side effects. If one or more of our drug candidates receives marketing approval and we, or others, later discover that the drug is less effective than previously believed, or causes undesirable side effects that were not previously identified, or if issues with the manufacturing process or manufacturers arise, or if we fail to comply with regulatory requirements, a number of potentially significant negative consequences could result, including:
•regulatory authorities may withdraw their approval of the drug or seize the drug;
•we, or any future collaborators, may be required to recall the drug, change the way the drug is administered, conduct post-marketing studies or additional clinical trials, or withdraw the drug from the market;
•additional restrictions may be imposed on the marketing, manufacturing processes, distribution, import or export, or use of the particular drug;
•we may be subject to litigation, fines, restitution, disgorgement of profits or revenues, injunctions or the imposition of civil or criminal penalties;
•we may receive warning letters or untitled letters from regulatory authorities;
•regulatory authorities may require the addition of labeling statements, such as a “black box” warning or a contraindication, or impose other restrictions or warnings on the labeling or marketing of the drug;
•we, or any future collaborators, may be required to create a Medication Guide outlining the risks of the previously unidentified side effects for distribution to patients;
•regulatory authorities may refuse to approve pending applications or supplements to approved applications that we submit;
•any ongoing clinical trials may be suspended;
•we, or any future collaborators, could be sued and held liable for harm caused to patients;
•relationships with any potential collaborators may be damaged;
•the drug may become less competitive in the marketplace;
•we may receive unfavorable press coverage; and
•our reputation may suffer.
Any of these events could have a material and adverse effect on our operations and business and could adversely impact our stock price.
The FDA also may impose requirements for costly post-marketing studies or clinical trials and surveillance to monitor the safety or efficacy of the product, including the adoption and implementation of REMS. The FDA and other agencies, including the U.S. Department of Justice (DOJ), closely regulate and monitor the post-approval marketing and promotion of drugs to ensure they are marketed and distributed only for the approved indications and in accordance with the provisions of the approved labeling. The FDA and DOJ impose stringent restrictions on manufacturers’ communications regarding off-label use, and if we do not market our products only for their approved indications, we may be subject to enforcement action for off-label marketing. Violations of the FDCA and other statutes, including the False Claims Act, relating to the promotion and advertising of prescription drugs may lead to investigations and enforcement actions alleging violations of federal and state healthcare fraud and abuse laws, as well as state consumer protection laws. The FDA has increased scrutiny of product claims and, in 2025, issued a significant number of enforcement actions to companies. Other jurisdictions, including European countries, have similar provisions which may lead to investigations and enforcement actions by national authorities.

Non-compliance with EU and UK requirements regarding safety monitoring or pharmacovigilance, or with requirements related to the development of products for the pediatric population (as explained further under “—If any of our drug candidates are not considered to be a new active substance or are deemed to fall within the “global marketing authorization” of an existing medicinal product or if pediatric studies are not adequately completed, this may result in lack of regulatory data protection or failure to obtain an extension to existing regulatory data protection,” below), also can result in significant financial penalties, and non-compliance with pediatric requirements may prevent regulatory approvals from being granted. Similarly, failure to comply with the EU and UK’s requirements regarding the protection of personal information can lead to significant penalties and sanctions.
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
In March 2025, the FDA granted Orphan Drug Designation to bexobrutideg for the treatment of Waldenström macroglobulinemia, and in June 2025, the EMA granted Orphan Drug Designation to bexobrutideg for the treatment of adult patients with lymphoplasmacytic lymphoma, of which Waldenström macroglobulinemia is the most common subtype. As part of our business strategy, we may also seek Orphan Drug Designation or other designations from regulators for other of our current or future drug candidates. Regulatory authorities in some jurisdictions, including the United States, EU and European Economic Area (EEA), Switzerland and the UK, may designate drugs or biological products for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may grant orphan designation to a drug or biological product intended to treat a rare disease or condition, defined as a disease or condition with a patient population of fewer than 200,000 in the United States, or a patient population greater than 200,000 in the United States when there is no reasonable expectation that the cost of developing and making available the drug in the United States will be recovered from sales in the United States for that drug or biological product. In the United States, Orphan Drug Designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user-fee waivers. After the FDA grants Orphan Drug Designation, the identity of the drug or biological product and its potential orphan use are disclosed publicly by the FDA. Orphan Drug Designation does not convey any advantage in, or shorten the duration of, the regulatory review process.
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
It is important to note that the regulatory protection afforded to medicinal products such as data exclusivity, marketing protection, market exclusivity for orphan indications and pediatric extension are currently under review at the EU level. It is expected that the protection currently afforded in the EU will be reduced in the years to come. On April 26, 2023, the European Commission adopted a proposal for a new Directive and a new Regulation. If enacted into law, this proposal will revise and replace the existing general pharmaceutical legislation and will affect the existing period of regulatory protections afforded to medicinal products. The proposal is now undergoing the legislative process and is expected to be adopted in 2026.

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
Where an applicant for a marketing authorization submits a full dossier containing its own pharmaceutical, preclinical tests and clinical trials data, and where the application does not fall within the “global marketing authorization” of an existing medicinal product, the applicant is entitled to eight years of regulatory data protection upon grant of the marketing authorization (the period starts to run from the first marketing authorization in the EU and EEA). During this period, applicants for approval of generics or biosimilars cannot rely on data contained in the marketing authorization dossier submitted for the already authorized, or reference, medicinal product to support their application. After the expiration of the eight-year period of regulatory data protection, the reference medicinal product benefits from a further two-year period of marketing protection. During these two years of marketing protection, no generic or biosimilar medicinal product that relies upon the reference medicinal product’s dossier may be placed on the EU market, but a generic or biosimilar MAA can be submitted to the competent regulatory authorities in the EU Member States during this time. The two-year period of marketing protection can further be extended by one year if, during the first eight years of the grant of the first marketing authorization, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies. However, even if a compound is considered to be a new active substance and the innovator is able to gain the period of regulatory data protection and marketing protection, provided that no other IP or regulatory exclusivities applied, another unrelated company could also apply for a marketing authorization and market another competing medicinal product for the same therapeutic indication if such company obtained its own marketing authorization based on a separate MAA based on a full self-standing scientific data package supporting the application. The period of regulatory data protection and marketing protection applies in the UK (running from the date of the first UK marketing authorization).
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
Federal government shutdowns pose comparable risks. The U.S. government has experienced several shutdowns, including in 2025, during which regulatory agencies such as the FDA have furloughed critical employees and suspended critical activities. A prolonged government shutdown, or geopolitical or global health concerns that prevent the FDA from conducting regular inspections, reviews, or other regulatory activities, could significantly impact the FDA’s ability to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Such disruptions could delay the development of our product candidates or prevent us from obtaining timely regulatory approvals. Further, future government shutdowns or delays could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.
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
To date, there have been several U.S. congressional inquiries and proposed and enacted state and federal legislation and regulations designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient support programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. Most notably, the Inflation Reduction Act (IRA), which was signed into law on August 16, 2022, allows Medicare to: beginning in 2026, establish a “maximum fair price” for a fixed number of pharmaceutical and biological products covered under Medicare Parts B and D following a price negotiation process with the Centers for Medicare and Medicaid Services (CMS); and, as of 2023, penalize drug companies that raise prices for products covered under Medicare Parts B and D faster than inflation, among other reforms. Since its enactment, CMS has taken steps to implement various drug pricing provisions of the IRA. This includes, without limitation, releasing the negotiated maximum prices, which will be effective in 2026, for the first ten drugs that were subject to the IRA’s negotiation process, as well as the negotiated maximum prices for fifteen additional drugs to be effective in 2027, and releasing quarterly lists of Medicare Part B products that are subject to adjusted coinsurance rates based on the inflationary rebate provisions of the IRA.
It is unclear how future regulatory actions to implement the IRA, as well as the outcome of pending litigation against the IRA, may affect our products and future profitability, and we cannot predict the likelihood, nature, or extent of other health reform initiatives that may arise from future legislation or administrative actions.

Moreover, recent healthcare regulatory developments indicate that prescription drug price reduction remains a key policy objective for the current presidential administration. For example, President Trump has signed multiple executive orders addressing prescription drug pricing and access, including: on April 15, 2025, outlining several actions the Secretary of the Department of HHS must take to optimize healthcare regulations that will provide access to prescription drugs at lower costs; on May 5, 2025, aiming to promote domestic production of critical medicines; and on May 12, 2025, aiming to establish a “most favored nation” drug pricing policy that would tie U.S. drug prices to the prices paid for drugs in other countries. Since the May 12, 2025 “most favored nation” executive order, the Trump administration has continued to exert pressure on drug manufacturers to implement “most favored nation” pricing, including by suggesting that the administration may impose significant tariffs on pharmaceuticals if such manufacturers do not reach agreements to implement “most favored nation” pricing. Additionally, in November 2025, CMS announced a new voluntary payment initiative called the GENEROUS Model (GENErating cost Reductions for U.S. Medicaid Model) where drug manufacturers may voluntarily offer supplemental rebates to participating state Medicaid programs that are intended to provide such Medicaid programs with a “most favored nation” price for participating manufacturers’ products.
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
At the state level, individual states are increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing. These include legislation and regulations regarding price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, legislative action designed to encourage importation from other countries and bulk purchasing. For example, on January 5, 2024, the FDA approved Florida’s importation plan, which allows pharmacists and wholesalers to import certain products from Canada. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. These measures could reduce the ultimate demand for our products, once approved, or put pressure on our product pricing. Another emerging trend at the state level is the establishment of prescription drug affordability boards, some of which will prospectively permit certain states to establish upper payment limits for drugs that the state has determined to be “high-cost.” Prescription drug affordability boards in several states, including Colorado, Maryland, Oregon, and Washington, have begun identifying products for affordability reviews and issuing information requests to manufacturers to determine whether upper payment limits may be justified.
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
In some countries, particularly the countries of the EU and the UK, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a drug. To obtain reimbursement or pricing approval in some countries, we, or our collaborators, may be required to conduct a clinical trial that compares the cost-effectiveness of our drug to other available therapies. Furthermore, in some European countries, the authorities conduct an HTA to assess the cost-effectiveness of the product (in the UK that HTA assessment is conducted by the National Institute for Health and Care Excellence), which may significantly impact effective access to the market. As of January 12, 2025, EU Health Technology Regulation No. 2021/2282 became applicable in respect of new oncology medicines. Regulation No. 2021/2282 imposes a new procedure, a joint clinical assessment at a centralized level, as a mandatory step for the assessment of the pricing and reimbursement of medicinal products by national authorities. It requires companies applying for products in scope to make relevant submissions for the joint clinical assessment, in line with a number of prespecified criteria.
If reimbursement of our drugs is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our business could be materially harmed.

In particular, following the executive order of the Trump Administration of May 12, 2025, titled “Delivering Most-Favored-Nation Prescription Drug Pricing to American Patients,” there may be an unpredictable effect on prices of medicinal products in European countries. The Executive Order directs federal agencies to implement policies that would align U.S. prescription drug prices with the lowest prices paid by other comparable nations and mandates the Secretary of HHS to communicate “most-favored-nation” price targets to pharmaceutical manufacturers and, if significant progress is not achieved, to propose rulemaking to impose “most- favored nation” pricing across federal healthcare programs and potentially the private market. For additional information, see the risk factor above titled “Current and future legislation may increase the difficulty and cost for us, and any collaborators, to obtain marketing approval of and commercialize our drug candidates and affect the prices we, or they, may obtain.” This policy may introduce significant risks to our future pricing strategies, revenue, and profitability in the U.S. market. Additionally, the Executive Order instructs the Department of Commerce and the U.S. Trade Representative to take action against foreign countries that engage in practices suppressing drug prices below fair market value, which could lead to increased pricing pressures or regulatory changes in international markets. These developments, depending on whether and how they may be enacted, may adversely affect our global operations and financial performance.
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
As our development and commercialization plans and strategies develop, and as we continue our transition into operating as a public company, we expect to expand our employee base for managerial, operational, financial and other resources. In addition, we have limited experience in product development. We filed our first IND in December 2020, we currently have three drug candidates in ongoing Phase 1 trials, and we initiated a Phase 2 clinical trial for bexobrutideg in October 2025. As our drug candidates enter and advance through preclinical studies and clinical trials, we will need to expand our development, regulatory and manufacturing capabilities or contract with other organizations to provide these capabilities for us. In the future, we expect to have to manage additional relationships with collaborators or partners, suppliers and other organizations. Our ability to manage our operations and future growth will require us to continue to improve our operational, financial and management controls, reporting systems and procedures. We may not be able to implement improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls. Our inability to successfully manage our growth and expand our operations could have a material and adverse effect on our business, financial condition, results of operations and prospects.
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
The Federal Trade Commission (FTC) has authority under Section 5 of the FTC Act to regulate unfair or deceptive practices, and has used this authority to initiate enforcement actions against companies that implement inadequate controls around privacy and information security in violation of their externally facing policies. The FTC, as well as state attorneys general, have taken enforcement action against companies that do not abide by their representations to consumers regarding electronic security and privacy, including with respect to health information.

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

In the EU, the EU GDPR governs the collection, use, disclosure, transfer, or other processing of personal data. The UK has implemented the EU GDPR as the UK GDPR, which sits alongside the UK Data Protection Act 2018; the UK Data Protection Act 2018 has been amended by the UK Data (Use and Access) Act 2025, which implements certain changes in relation to the UK GDPR and reforms the use of personal and non-personal data (the UK GDPR together with the EU GDPR, the GDPR). The GDPR imposes compliance obligations on controllers (and in more limited cases, on processors), including (among others) granting certain privacy rights to individuals to control how companies collect, use, disclose, retain and otherwise process their personal data as well as specific requirements for obtaining valid consent where consent is the legal basis for processing, requirements around accountability and transparency, the obligation to consider data protection when any new products or services are developed, the obligation to appoint data protection officers in certain circumstances, the obligation to notify (i) relevant data protection supervisory authorities of personal data breaches without undue delay (and no later than 72 hours) after becoming aware of the personal data breach, unless the personal data breach is unlikely to result in a risk to the data subjects’ rights and freedoms; and (ii) affected individuals, where the personal data breach is likely to result in a high risk to their rights and freedoms, whereas processors are required to notify the controller without undue delay after becoming aware of a personal data breach, and the requirement to provide more detailed notices for clinical trial subjects and investigators. In addition, the EU GDPR prohibits the international transfer of personal data originating in the EEA (including, from clinical trial sites and other third parties (e.g., CROs)) to jurisdictions that the European Commission does not recognize as having ‘adequate’ data protection laws, unless a data transfer mechanism has been put in place or a derogation under the EU GDPR can be relied upon. In certain cases, for example, when transfers are made in reliance on standard contractual clauses (EU SCCs), there is a requirement for companies to carry out a transfer impact assessment (TIA)—which (among other things) assesses laws governing access to personal data in the recipient country and considers whether supplementary measures that provide privacy protections additional to those provided under EU SCCs—will need to be implemented to ensure an ‘essentially equivalent’ level of data protection to that afforded in the EEA. On July 10, 2023, the European Commission adopted its Final Implementing Decision granting the U.S. adequacy (Adequacy Decision) for EU-U.S. transfers of personal data for entities self-certified to the EU-U.S. Data Privacy Framework (DPF). Entities relying on EU SCCs for transfers to the United States are also able to rely on the analysis in the Adequacy Decision as support for their TIA regarding the equivalence of U.S. national security safeguards and redress.
Under the UK GDPR, companies not established in the UK but who process personal data in relation to the offering of goods or services to individuals in the UK, or to the monitoring of the behavior of individuals in the UK, will be subject to the UK GDPR. On December 19, 2025, the European Commission adopted its most recent adequacy decision in favor of the UK, enabling data transfers from EU Member States to the UK without additional safeguards until December 27, 2031.
The UK GDPR also imposes similar restrictions on transfers of personal data from the UK to jurisdictions that the UK Government does not consider adequate, including the United States. The UK’s Information Commissioner’s Office published: (i) its own form of EU SCCs, known as the International Data Transfer Agreement; (ii) a “UK addendum” to the EU SCCs which amends the relevant provisions of such clauses to work in a UK context; and (iii) its own version of the TIA (although entities may choose to adopt either the EU or UK-style TIA). Further, on September 21, 2023, the UK Secretary of State for Science, Innovation and Technology established a UK-U.S. data bridge (i.e., a UK equivalent of the Adequacy Decision) and adopted UK regulations to implement the UK-U.S. data bridge. Personal data may be transferred from the UK under the UK-U.S. data bridge through the UK extension to the DPF to organizations self-certified under the UK extension to the DPF.
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
Legislation and regulations governing the development and use of AI have been passed or are under consideration in the United States at the state and local level, as well as internationally. As a result, the ability to use artificial intelligence and machine learning may be constrained by current or future laws, regulatory or self-regulatory requirements. The rapid evolution of AI, including regulation of AI and it various uses, will require significant resources to develop, test and maintain our platforms and AI operations to help us implement AI ethically in order to minimize unintended, harmful impact.
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
We have incurred substantial losses during our history, do not expect to become profitable in the near future and may never achieve profitability. As of November 30, 2025, we had federal and state net operating loss (NOL) carryforwards of approximately $323.4 million and $507.7 million, respectively. To the extent we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, subject to the restrictions and exceptions described below. Federal NOLs generated in tax years beginning on or before December 31, 2017, may be carried forward 20 tax years and expire on various dates beginning in 2029. Under current law, NOLs arising in tax years beginning after December 31, 2017, may be carried forward indefinitely, but are limited to no more than 80% of the excess, if any, of current year taxable income (without regard to certain deductions). Our state NOLs can be carried forward 20 years and begin expiring in 2029.
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
We may choose to raise additional capital in the future, depending on market conditions, strategic considerations and operational requirements. For example, in April 2024, we sold an additional 11,916,667 shares of our common stock and pre-funded warrants to purchase an aggregate of 1,500,100 shares of our common stock in a public offering and in October 2025, we sold an additional 24,485,799 shares of our common stock in a registered direct offering. The pre-funded warrants sold in April 2024 are immediately exercisable, have an exercise price of $0.001 and may be exercised at any time after the date of issuance.
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
As of November 30, 2025, we have issued pre-funded warrants to purchase a total of 8,315,020 shares of our common stock, of which 7,577,909 were outstanding as of November 30, 2025. Each pre-funded warrant is exercisable for $0.001 per share of common stock underlying such pre-funded warrant, which may be paid by way of a cashless exercise, meaning that the holder may not pay a cash purchase price upon exercise, but instead would receive upon such exercise the net number of shares of common stock determined according to the formula set forth in the pre-funded warrant. Accordingly, we will not receive a significant amount, or potentially any, additional funds upon the exercise of the pre-funded warrants. To the extent such pre-funded warrants are exercised, additional shares of common stock will be issued for nominal or no additional consideration, which will result in substantial dilution to the then existing holders of our common stock and will increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of the common stock, causing our stock price to decline.
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
We incur significant costs as a result of operating as a public company, and our management is required to devote substantial time to compliance initiatives and corporate governance practices.
As a public company, we incur significant legal, accounting and other expenses. We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of Nasdaq and other applicable securities rules and regulations which impose various requirements on public companies, including maintenance of effective disclosure and financial controls and corporate governance practices. Compliance with these rules and regulations may strain our financial and management systems, internal controls, and employees. For example, the Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and results of operations and the disclosure requirements under the Exchange Act are subject to change from time to time. Complying with these disclosure obligations or any new disclosure requirements that may apply to us in the future, could cause us to incur substantial costs and could increase negative publicity surrounding any incident that we are required to disclose. Any failure or perceived failure by us to comply with these obligations may also subject us to enforcement action or litigation, any of which could harm our business.
Therefore, as a result of being a public company, our management and other personnel are required to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations result in high legal and financial compliance costs and have made some activities time-consuming and costly. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. The impact of these requirements also could make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers. Moreover, these rules and regulations often are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.

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

The Audit Committee of our Board of Directors (Audit Committee) oversees the Company’s overall enterprise risk assessment and risk management policies and guidelines, including risks related to cybersecurity matters. The Audit Committee provides periodic reports to the Board of Directors regarding its oversight of cybersecurity, information technology, data protection and related matters. Members of the Board of Directors also have participated in table-top exercises involving simulated data security incidents and the Company’s responses to those incidents.
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
Risk and Issues Disclosure
As of November 30, 2025, and through the date of this filing, we are not aware of any material cybersecurity incidents that have impacted the Company, nor do we believe that there are currently any known risks from cybersecurity threats that are reasonably likely to materially affect us or our business strategy, results of operations or financial condition. However, we previously have been the target of cyber-attacks and expect them to continue as cybersecurity threats have been rapidly evolving in sophistication and becoming more prevalent in our industry. We face risks of incidents, whether through cyber-attacks or cyber intrusions through the Cloud, the Internet, phishing attempts, ransomware, and other forms of malware, computer viruses, email attachments, extortion, and other scams. Although we make efforts to maintain the security and integrity of our information technology systems, these systems and the proprietary, confidential, and personal information that resides on or is transmitted through them are subject to the risk of a cybersecurity incident or disruption, and there can be no assurance that our security efforts and measures, and those of our third-party vendors, will prevent breakdowns or incidents to our or our third-party vendors’ systems that could adversely affect our business. For additional information on cybersecurity risks we face, see Part I, Item 1A. Risk Factors of this Annual Report on Form 10-K under the heading “Risks Related to Employees, Managing our Growth and Other Legal Matters—We depend on our information technology systems, and any failure of these systems, or those of our CROs, third-party vendors, collaborators or other contractors or consultants we may utilize, could harm our business. Security breaches, cyber-attacks, loss of data and other disruptions could compromise sensitive information related to our business or other personal information, prevent us from accessing critical information and expose us to liability, which could adversely affect our business, reputation, results of operations, financial condition and prospects.”
Item 2. Properties and Facilities
Our principal executive office is located in Brisbane, California, where we lease a total of 195,888 square feet of office and laboratory spaces that we use for our administrative, research and development and other activities. The lease expires in September 2031. Additionally, we lease a total of 50,094 square feet of office and laboratory space in The Woodlands, Texas that expires in February 2035. We believe that our existing facilities are suitable and adequate for our current requirements and operations.
Item 3. Legal Proceedings
From time to time, we may be involved in legal proceedings arising in the ordinary course of our business. We are not presently a party to any legal proceedings that, in the opinion of management, would have a material adverse effect on our business or financial statements. Regardless of outcome, litigation can have an adverse impact on us due to defense and settlement costs, diversion of management resources, negative publicity and reputational harm and other factors.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information for Common Stock
Our common stock has been listed on the Nasdaq Global Market under the symbol “NRIX” since July 24, 2020. Prior to that date, there was no public trading market for our common stock.
Holders of Record
As of close of business on January 23, 2026, there were 7 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
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
The graph below compares the cumulative total stockholder return on $100 invested in our common stock with the cumulative total return of $100 invested in the Nasdaq Composite Index and the Nasdaq Biotechnology Index from the close of market on November 30, 2020, through November 30, 2025, assuming the reinvestment of dividends, if any.
The comparisons shown in the graph below are based upon historical data and are not necessarily indicative of, nor intended to forecast, the potential future performance of our common stock.

Comparison of 60 Month Cumulative Total Return
Assumes Initial Investment of $100 on
November 30, 2020
250
200
150
100
50
0
11/30/2020
11/30/2021
11/30/2022
11/30/2023
11/30/2024
11/30/2025
Nurix Therapeutics, Inc.
NASDAQ Composite Index
NASDAQ Biotechnology Index

$100 investment in stock or index	11/30/2020	11/30/2021	11/30/2022	11/30/2023	11/30/2024	11/30/2025
Nurix Therapeutics, Inc.	$100.00	$67.62	$29.07	$14.59	$51.88	$41.48
NASDAQ Composite Index	$100.00	$128.20	$95.40	$119.37	$162.41	$198.75
NASDAQ Biotechnology Index	$100.00	$105.90	$96.85	$87.09	$105.26	$132.93
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
Item 6. Reserved

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
Overview
We are a clinical stage biopharmaceutical company focused on the discovery, development and commercialization of targeted protein degradation medicines, the next frontier in innovative drug design aimed at improving treatment options for patients with cancer and inflammatory diseases. Powered by a fully AI-integrated discovery engine capable of tackling any protein class, and coupled with leading ligase expertise, we have built a significant advantage in translating the science of protein degradation into clinical advancements with the aim of establishing degrader-based treatments at the forefront of patient care. We leverage our proprietary DEL-AI platform, employing advanced automated chemistry synthesis and direct-to-biology technologies, to rapidly generate degraders and degrader antibody conjugates (DACs) as first-in-class or best-in-class drug candidates. Our wholly owned, clinical stage pipeline includes targeted protein degraders of Bruton’s tyrosine kinase (BTK), a B-cell signaling protein, and inhibitors of Casitas B-lineage lymphoma proto-oncogene B (CBL-B), an E3 ligase that regulates activation of multiple immune cell types including T cells and NK cells. Our partnered drug discovery pipeline consists of multiple programs under collaboration agreements with Gilead Sciences, Inc. (Gilead), Sanofi S.A. (Sanofi) and Pfizer Inc. (Pfizer), within which we retain certain options for co-development, co-commercialization and profit sharing in the United States for multiple drug candidates.
Targeted Protein Degradation
Our portfolio of targeted protein degraders of the B‑cell signaling protein BTK comprises bexobrutideg (NX‑5948), an investigational, orally bioavailable, highly selective BTK degrader for the treatment of relapsed or refractory B-cell malignancies and potentially autoimmune diseases, and zelebrudomide (NX‑2127), an investigational orally bioavailable degrader that simultaneously degrades BTK and two well-characterized cereblon neosubstrates IKZF1 (Ikaros) and IKZF3 (Aiolos) that are clinically validated transcription factor targets for relapsed or refractory B‑cell malignancies.
Bexobrutideg (NX-5948): We are currently conducting a Phase 2 study of bexobrutideg in patients with relapsed or refractory CLL having failed three previous lines of therapy, specifically a covalent BTK inhibitor (cBTKi), a BCL2 inhibitor (BCL2i) and a non-covalent BTK inhibitor (ncBTKi). This study is designed as a potentially pivotal trial for Accelerated Approval in the United States and commenced in October 2025 upon FDA agreement for the use of the 600mg, once daily dose of bexobrutideg as determined by our Phase 1b study of both a 200mg and a 600mg dose in patients in accordance with the FDA’s Project Optimus. In January 2024, the U.S. Food and Drug Administration (FDA) granted Fast Track designation for bexobrutideg for the treatment of adult patients with relapsed or refractory chronic lymphocytic leukemia (CLL) or small lymphocytic lymphoma (SLL) after at least two lines of therapy, including a BTK inhibitor and a B-cell lymphoma 2 (BCL2) inhibitor. In November 2024, the European Medicines Agency (EMA) granted Priority Medicine (PRIME) designation for bexobrutideg in CLL or SLL after at least a BTK inhibitor and a BCL-2 inhibitor. In December 2024, the FDA granted Fast Track designation for bexobrutideg for the treatment of adult patients with Waldenstrom’s macroglobulinemia (WM) after at least two lines of therapy, including a BTK inhibitor.
Zelebrudomide (NX-2127): We are currently conducting a Phase 1a/1b dose-escalation and cohort expansion study of zelebrudomide in patients with relapsed or refractory B-cell malignancies. We previously initiated Phase 1b expansion cohorts for patients with relapsed CLL, diffuse large B-cell lymphoma (DLBCL) and mantle cell lymphoma (MCL). Enrollment was paused in 2023 due to a partial clinical hold stemming from a manufacturing change designed to produce a chirally controlled form of zelebrudomide. Enrollment of new patients in this clinical trial recommenced in August 2024 following resolution of the partial hold by the FDA. Dose escalation with the new drug form is ongoing with a focus on patients with aggressive forms of B-cell lymphoma, such as DLBCL and MCL.
Degradation Inhibitor
Our degradation inhibitor program includes NX-1607, an orally bioavailable inhibitor of CBL-B, an E3 ligase that regulates the activation of multiple immune cell types including T cells and NK cells. NX-1607 is targeted for immuno-oncology indications.

We are currently conducting a Phase 1a/1b dose-escalation and cohort expansion study of NX-1607 in patients with a range of oncology indications. This study also included a cohort within the Phase 1a dose escalation study testing NX-1607 in combination with paclitaxel, a taxane chemotherapy commonly used across a range of relapsed and refractory solid tumor indications. In 2022, NX-1607 was awarded an Innovation Passport from the UK Medicines and Healthcare products Regulatory Agency to accelerate time to market and facilitate patient access to novel drugs to treat serious and life-threatening diseases.
Drug Discovery Pipeline
In addition to our clinical stage drug candidates, we are advancing multiple preclinical-stage programs within our degradation portfolio, both on our own and with partners, by developing new targeted protein degraders and degrader antibody conjugates for several therapeutic indications that currently lack treatment options or where current therapies are ineffective. These existing and future programs have the potential to provide patients with better options in the therapeutic indications with significant unmet needs, including cancer, inflammation, autoimmunity and other challenging therapeutic areas
We have entered into several revenue generating collaborations with large biopharmaceutical companies, including Gilead, Sanofi and Pfizer, to leverage our DEL-AI platform for drug discovery. In aggregate, we have received $482.0 million in non-dilutive financing from our collaborators to date and, as of November 30, 2025, we are eligible to receive up to $6.1 billion in potential future fees and milestone payments, as well as royalties on future product sales. We retain certain options for co-development, co-commercialization and profit sharing in the United States for multiple drug candidates, pursuant to these collaborations.
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

Upon signing the Gilead Agreement, Gilead paid us an upfront payment of $45.0 million, plus $3.0 million in additional fees. In addition, from the signing of the Gilead Agreement to November 30, 2025, we have received payments of $47.0 million for research milestones and additional payments, $20.0 million for a license option exercise payment, $15.0 million in research term extension fees and $5.0 million for a clinical milestone payment. As of November 30, 2025, we are eligible to receive up to approximately $1.8 billion in total additional payments based on certain additional fees, payments and the successful completion of certain preclinical, clinical, development and sales milestones. We also are eligible to receive mid-single digit to low tens percentage tiered royalties on annual net sales from any commercial products directed to the optioned collaboration targets, subject to certain reductions and excluding sales in the United States of any products for which we exercise our option to co-develop and co-promote, for which the parties share profits and losses evenly.
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
We recognized collaboration revenue from the Gilead Agreement of $7.1 million and $14.0 million during the years ended November 30, 2025 and 2024, respectively. As of November 30, 2025 and 2024, there was $3.8 million and $11.0 million, respectively, of deferred revenue related to payments received by us under the Gilead Agreement.
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
Upon signing the Sanofi Agreement, Sanofi paid us an upfront payment of $55.0 million. Subsequently, in January 2021, Sanofi paid us an additional $22.0 million to exercise its option to expand the number of targets beyond the initial targets included in the collaboration. In addition, from the signing of the Sanofi Agreement to November 30, 2025, we received payments of $20.0 million for research milestones and $30.0 million for license extension fees. As of November 30, 2025, we are eligible to receive up to approximately $930.0 million in total additional payments based on certain additional fees, payments and the successful completion of certain research development, regulatory and sales milestones. We are also eligible to receive mid-single digit to low teen percentage tiered royalties on annual net sales of any commercial products that may result from the collaboration, subject to certain reductions and excluding sales in the United States of any products for which we exercise our option to co-develop and co-promote, for which the parties share profits and losses evenly.
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
We recognized collaboration revenue from the Sanofi Agreement of $16.1 million and $21.7 million during the years ended November 30, 2025 and 2024, respectively. We also recognized $30 million in license revenue received pursuant to the Sanofi License Extensions during the year ended November 30, 2025. As of November 30, 2025 and 2024, there was zero and $9.1 million, respectively, of deferred revenue related to payments received by us under the Sanofi Agreement.
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
Under the terms of the Pfizer Agreement, we received an upfront payment of $60.0 million. In addition, from the signing of the Pfizer Agreement to November 30, 2025, we have received payments of $10.0 million for research milestones. We are eligible to receive up to approximately $3.4 billion in contingent payments based on specified research, development, regulatory and commercial milestones across multiple programs. We are also eligible for mid-single to low double digit percentage tiered royalties on future sales.
Subject to the exceptions described in the Pfizer Agreement, the Pfizer Agreement expires upon the first to occur of (1) the expiration of the last-to-expire option exercise period under the Pfizer Agreement if no such option has been exercised prior to such expiration and (2) the expiration of the last-to-expire royalty term under the Pfizer Agreement.
We recognized collaboration revenue from the Pfizer Agreement of $25.7 million and $18.8 million during the years ended November 30, 2025 and 2024, respectively. As of November 30, 2025 and 2024, there was $23.8 million and $44.5 million, respectively, of deferred revenue related to payments received by us under the Pfizer Agreement.
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
Since inception, we have generally incurred significant losses and negative cash flows from operations. During the years ended November 30, 2025 and 2024, we incurred net losses of $264.5 million and $193.6 million, respectively. As of November 30, 2025, we had an accumulated deficit of $1.0 billion These losses have resulted primarily from costs incurred in connection with research and development activities and general and administrative costs associated with our operations.
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
As of November 30, 2025, we had $592.9 million in cash, cash equivalents and marketable securities. We expect that our existing cash, cash equivalents and marketable securities are sufficient to fund our operations for at least the next 12 months. See the section titled “—Liquidity and Capital Resources” for more information. To finance our operations beyond that point, we will need to raise substantial additional capital to complete the development and commercialization of our drug candidates. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing and distribution arrangements. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans.

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
License Revenue
Our license revenue consists of payments received from the Sanofi License Extensions.
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
• costs associated with our research and development platform used across programs, process development, manufacturing and preclinical research and development for earlier stage programs and new technologies; and
•depreciation of research and development equipment, allocated overhead and facilities-related expenses.
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
Critical Accounting Policies and Estimates
Our accounting policies are more fully described in Note 2 of the financial statements to this Annual Report on Form 10-K. As disclosed in Note 2, the preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Actual results could differ significantly from those estimates. We believe that the following discussion addresses our most critical accounting policies and estimates, which are those that are most important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments.

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
For performance obligations satisfied over time, we recognize revenue using the cost-based input method and evaluate the measure of proportional performance each reporting period and, if necessary, adjust the measure of performance and related revenue recognition. To measure the proportional performance, we are required to make our best estimates of forecasted expenditures and development timelines, which are subject to uncertainties, including the timing of replacement targets, if any, associated with pharmaceutical product development. Forecasted total expenditures are driven primarily by the number of full-time employees, and the assumptions over the number of full-time employees require significant management judgment. The number of full-time employees may change based on the progress and timing of our product development, and may be influenced by resource allocation decisions on internal programs and overall constraint on resources. The model is highly sensitive to changes in resources assigned over the research term. Forecasted total expenditures also include other direct costs related to product development, including third-party contract costs, and may also require management’s estimate of costs and market conditions that may impact costs.

Results of Operations
Comparison of the Years Ended November 30, 2025 and 2024
Our results of operations for the years ended November 30, 2025 and 2024 are summarized as follows (in thousands):

	Year ended November 30,
	2025	2024	Change
Revenue:
Collaboration revenue	$53,980	$54,549	$(569)
License revenue	30,000	—	30,000
Total revenue	83,980	54,549	29,431
Operating expenses:
Research and development	316,903	221,632	95,271
General and administrative	52,743	45,944	6,799
Total operating expenses	369,646	267,576	102,070
Loss from operations	(285,666)	(213,027)	(72,639)
Interest and other income, net	21,969	19,728	2,241
Loss before income taxes	(263,697)	(193,299)	(70,398)
Provision for income taxes	760	270	490
Net loss	$(264,457)	$(193,569)	$(70,888)
Collaboration Revenue
Our collaboration revenue for the years ended November 30, 2025 and 2024 is summarized as follows (in thousands):

	Year ended November 30,
	2025	2024	Change
Gilead	$12,148	$13,996	$(1,848)
Sanofi	16,148	21,706	(5,558)
Pfizer	25,684	18,847	6,837
Total collaboration revenue	$53,980	$54,549	$(569)
Our collaboration revenue decreased by $0.6 million during the year ended November 30, 2025, compared to the year ended November 30, 2024, primarily due to a decrease in revenue from our collaborations with Sanofi and Gilead as we concluded the initial research term for certain drug targets. The decrease in collaboration revenue was mainly offset by the recognition of revenue from our collaboration with Pfizer due to a higher percentage of completion from research activities in the period and the achievement of a research milestone.
License Revenue
Our license revenue was $30.0 million for the year ended November 30, 2025, and is related to the Sanofi License Extensions. There was no license revenue for the year ended November 30, 2024.

Research and Development Expenses
Our research and development expenses for the years ended November 30, 2025 and 2024 are summarized as follows (in thousands):

	Year ended November 30,
	2025	2024	Change
Compensation and related personnel costs	$98,441	$72,965	$25,476
Stock-based compensation	21,562	17,763	3,799
Supplies and contract research	53,749	47,879	5,870
Preclinical activities	6,351	3,050	3,301
Contract manufacturing	36,887	17,046	19,841
Clinical costs	57,878	29,750	28,128
Facility and other costs	42,035	33,179	8,856
Total research and development expenses	$316,903	$221,632	$95,271
Our research and development expenses increased by $95.3 million during the year ended November 30, 2025, compared to the year ended November 30, 2024. There was an increase in compensation and related personnel costs and non-cash stock-based compensation expense due to an increase in headcount. There was an increase in clinical, contract manufacturing, and consulting costs as we continued to accelerate the enrollment of patients in the ongoing clinical trials of bexobrutideg (NX-5948) and prepare for the initiation of pivotal trials, and an increase in contract research costs to support our ongoing collaborations. There was also an increase in facility and other costs primarily driven by lease expense and equipment costs related to our lease in Brisbane, California, which commenced in March 2025.
General and Administrative Expenses
Our general and administrative expenses increased by $6.8 million during the year ended November 30, 2025, compared to the year ended November 30, 2024. There was an increase in compensation and related personnel costs due to an increase in headcount and an increase in consulting costs, partially offset by a decrease in legal costs.
Interest and Other Income, Net
Our interest and other income, net increased by $2.2 million during the year ended November 30, 2025, compared to the year ended November 30, 2024, primarily attributable to higher interest rates earning higher interest income on our deposits, money market funds and marketable securities.
Comparison of the Years Ended November 30, 2024 and 2023
Discussion and analysis of the results of operations for the year ended November 30, 2024, compared to the year ended November 30, 2023, is included under the heading “Comparison of the years ended November 30, 2024 and 2023” in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K as filed with the SEC on January 28, 2025, and incorporated by reference into this Annual Report on Form 10-K.
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
On October 31, 2024, we entered into Amendment No. 2 to the Equity Distribution Agreement (as amended, the Second Amended Equity Distribution Agreement), pursuant to which, from time to time, we may offer and sell through Piper Sandler up to $300.0 million of common stock registered under the Automatic Shelf Registration Statement pursuant to one or more “at the market” offerings. We are not required to sell any shares at any time during the term of the Second Amended Equity Distribution Agreement. We agreed to pay Piper Sandler a commission of up to 3.0% of the gross sales price of any shares sold pursuant to the Second Amended Equity Distribution Agreement. In November 2024, we issued and sold 3,634,393 shares of common stock under the Second Amended Equity Distribution Agreement at $26.25 per share for total net proceeds of $93.6 million after deducting offering commissions and expenses paid by us (the November 2024 ATM Financing). As of November 30, 2025, we had $204.6 million of common stock remaining available for sale under the Second Amended Equity Distribution Agreement.
In July 2022, we entered into separate securities purchase agreements with certain purchasers to issue and sell pre‑funded warrants to purchase an aggregate of 6,814,920 shares of our common stock in registered direct offerings (RDOs) at a price of $13.939 per pre-funded warrant (the 2022 Pre-Funded Warrants). Net proceeds from the RDOs were $94.8 million, after deducting offering expenses of $0.2 million. As of November 30, 2025, a total of 6,097,560 of the 2022 Pre-Funded Warrants remained available for exercise.
In April 2024, we completed an underwritten public offering (the 2024 Public Offering) and issued (a) 11,916,667 shares of common stock, which included 1,750,000 shares issued upon the exercise in full by our underwriters of their option to purchase additional shares of common stock, at a public offering price of $15.00 per share, and (b) pre-funded warrants to purchase 1,500,100 shares of our common stock (the 2024 Pre-Funded Warrants) at a public offering price of $14.999 per pre-funded warrant, which represents the per share public offering price for the common stock less a $0.001 per share exercise price for each pre-funded warrant. The net proceeds from this offering were approximately $188.7 million, after deducting underwriting discounts and commissions and offering expenses. As of November 30, 2025, a total of 1,480,349 of the 2024 Pre-Funded Warrants remained available for exercise.
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

In October 2025, we completed an underwritten registered direct offering (the 2025 RDO) and issued 24,485,799 shares of common stock at a price of $10.21 per share. The net proceeds from the 2025 RDO were $234.4 million, after deducting underwriting discounts and commissions and offering expenses of $15.6 million.
Funding Requirements
As of November 30, 2025, our operations have primarily been funded through the net proceeds from equity offerings of $1.4 billion and proceeds from collaborations of $482.0 million. We do not have any products approved for sale, and we have not generated any revenue from product sales. As of November 30, 2025, we had $592.9 million in cash, cash equivalents and marketable securities.
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
Our contractual obligations mostly consist of our operating lease obligations for facilities in The Woodlands, Texas and Brisbane, California. Our total operating lease commitments as of November 30, 2025, were approximately $82.5 million, of which $6.3 million is expected to be paid within the next 12 months. In addition, we enter into agreements in the normal course of business with contract research organizations for clinical trials and with vendors for preclinical studies and other services and products for operating purposes, which are generally cancelable upon written notice.

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
Cash flows
Our cash flows for the years ended November 30, 2025, 2024 and 2023 are summarized as follows (in thousands):

	Year ended November 30,
	2025	2024	2023
Cash used in operating activities	$(249,465)	$(172,584)	$(81,365)
Cash provided (used in) by investing activities	147,853	(257,713)	68,301
Cash provided by financing activities	238,642	485,667	3,217
Net increase (decrease) in cash, cash equivalents and restricted cash	$137,030	$55,370	$(9,847)
Operating activities
Net cash used in operating activities was $249.5 million for the year ended November 30, 2025, and consisted of our net loss of $264.5 million and an increase in net assets of $31.6 million, offset by non-cash adjustments of $46.6 million. The increase in net assets consisted of a decrease in deferred revenue of $37.0 million as we increased effort in our programs and recognized revenue, a decrease in operating lease liabilities of $5.1 million due to lease payments made during the period, an increase in prepaid expenses and other assets of $6.2 million primarily due to security deposit payments related to the Brisbane Lease and a decrease in accounts payable of $0.6 million from payments to vendors, offset by an increase in accrued expenses and other liabilities of $17.3 million primarily related to the accrual of annual incentive compensation. Non-cash adjustments primarily consisted of stock-based compensation expenses of $38.0 million, depreciation and amortization expenses of $8.7 million and amortization of operating lease ROU assets of $10.1 million, offset by net accretion of discount on marketable securities of $10.3 million.
Net cash used in operating activities was $172.6 million for the year ended November 30, 2024, and consisted of our net loss of $193.6 million and an increase in net assets of $18.4 million, offset by non-cash adjustments of $39.4 million. The increase in net assets consisted of a decrease in deferred revenue of $28.5 million as we increased effort in our programs and recognized revenue, a decrease in operating lease liabilities of $6.4 million due to lease payments made during the period and an increase in prepaid expenses and other assets of $0.5 million primarily related to increased prepaid contract manufacturing costs and software license costs, offset by an increase in accrued expenses and other liabilities of $11.8 million primarily related to the accrual of annual incentive compensation, an increase in accounts payable of $5.2 million from outstanding payments to vendors. Non-cash adjustments primarily consisted of stock-based compensation expenses of $33.9 million, depreciation and amortization expenses of $9.3 million and amortization of operating lease ROU assets of $7.1 million, offset by net accretion of discount on marketable securities of $11.3 million.
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
Investing activities
Net cash provided by investing activities was $147.9 million for the year ended November 30, 2025, and consisted of purchases of marketable securities of $455.7 million and purchases of property and equipment of $14.0 million, offset by the maturity of marketable securities of $617.5 million.
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
Financing activities
Net cash provided by financing activities was $238.6 million for the year ended November 30, 2025, and consisted primarily of net proceeds from the 2025 RDO.
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks in the ordinary course of our business. Our primary exposure to market risk is interest rate sensitivity. Our interest-earning assets consist of cash, cash equivalents, restricted cash and marketable securities. Interest income earned on these assets totaled $22.0 million in fiscal year 2025. Our interest income is sensitive to changes in the general level of interest rates, primarily U.S. interest rates. As of November 30, 2025, our cash equivalents consisted of bank deposits and money market funds and our marketable securities included interest-earning securities. Such interest-earning instruments carry a degree of interest rate risk. As of November 30, 2025 and 2024, we have estimated that a hypothetical 100 basis point increase in interest rates would decrease the fair market value of our investment portfolio by $1.3 million and $2.4 million, respectively. Such losses would only be realized if we sold the investments prior to maturity.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Nurix Therapeutics, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying 2025 and 2024 financial statements of Nurix Therapeutics, Inc. and the 2023 consolidated financial statements of Nurix Therapeutics, Inc. and its subsidiary (collectively referred to as the "Company"), which comprise the balance sheets as of November 30, 2025 and 2024, and the related statements of operations, of comprehensive loss, of stockholders’ equity and of cash flows for each of the three years in the period ended November 30, 2025, including the related notes (collectively referred to as the "financial statements"). We also have audited the Company's internal control over financial reporting as of November 30, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of November 30, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended November 30, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of November 30, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Emphasis of Matter
As discussed in Note 1 to the financial statements, the Company has incurred significant losses and negative cash flows from operations. Management's evaluation of the events and conditions related to this matter are also described in Note 1.

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
Revenue Recognition - Estimated Costs of Internal Full-Time Employees (FTEs) –Pfizer Collaboration Agreement
As described in Notes 2 and 3 to the financial statements, the Company’s collaboration revenue was $54.0 million for the year ended November 30, 2025, of which revenue of $25.7 million was recognized related to the Company’s collaboration agreement with Pfizer. The Company enters into collaboration agreements and assesses those agreements to determine the performance obligations. Management uses a cost-based input method, which the Company determined most faithfully depicts the transfer of its performance obligation to Pfizer, to recognize revenue based on the actual costs incurred as a percentage of total estimated costs as the Company completes its performance obligation under the contract. Costs consist primarily of internal FTE and third-party contract costs related to the Pfizer agreement. The cumulative effect of revisions to estimated costs to complete the Company’s performance obligation is recorded in the period in which changes are identified and amounts can be reasonably estimated. Total estimated costs are primarily driven by the number of estimated FTEs, which requires significant management judgment.
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
/s/ PricewaterhouseCoopers LLP
San Jose, California
January 28, 2026
We have served as the Company’s auditor since 2014.

NURIX THERAPEUTICS, INC.
BALANCE SHEETS
(in thousands, except share and per share amounts)

	November 30,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$246,960	$109,997
Marketable securities	345,981	499,586
Prepaid expenses and other current assets	13,878	9,804
Total current assets	606,819	619,387
Operating lease right-of-use assets	50,517	28,139
Property and equipment, net	22,490	17,757
Restricted cash	968	901
Other assets	7,341	3,159
Total assets	$688,135	$669,343
Liabilities and stockholdersʼ equity
Current liabilities:
Accounts payable	$11,215	$11,482
Accrued expenses and other current liabilities	54,852	37,994
Operating lease liabilities, current	2,824	8,014
Deferred revenue, current	17,580	38,364
Total current liabilities	86,471	95,854
Operating lease liabilities, net of current portion	52,906	20,289
Deferred revenue, net of current portion	10,011	26,207
Total liabilities	149,388	142,350
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.001 par value— 10,000,000 shares authorized as of November 30, 2025 and 2024; no shares issued and outstanding as of November 30, 2025 and 2024	—	—
Common stock, $0.001 par value— 500,000,000 shares authorized as of November 30, 2025 and 2024; 101,807,484 and 75,870,718 shares issued and outstanding as of November 30, 2025 and 2024, respectively	102	76
Additional paid-in capital	1,541,766	1,265,536
Accumulated other comprehensive income	105	150
Accumulated deficit	(1,003,226)	(738,769)
Total stockholders’ equity	538,747	526,993
Total liabilities and stockholders’ equity	$688,135	$669,343
The accompanying notes are an integral part of these financial statements.

NURIX THERAPEUTICS, INC.
STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Year Ended November 30,
	2025	2024	2023
Revenue:
Collaboration revenue	$53,980	$54,549	$56,987
License revenue	30,000	—	20,000
Total revenue	83,980	54,549	76,987
Operating expenses:
Research and development	316,903	221,632	189,148
General and administrative	52,743	45,944	42,902
Total operating expenses	369,646	267,576	232,050
Loss from operations	(285,666)	(213,027)	(155,063)
Interest and other income, net	21,969	19,728	11,115
Loss before income taxes	(263,697)	(193,299)	$(143,948)
Provision for income taxes	760	270	—
Net loss	$(264,457)	$(193,569)	$(143,948)
Net loss per share, basic and diluted	$(3.05)	$(2.88)	$(2.65)
Weighted-average number of shares outstanding, basic and diluted	86,666,907	67,120,266	54,337,901
The accompanying notes are an integral part of these financial statements.

NURIX THERAPEUTICS, INC.
STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Year Ended November 30,
	2025	2024	2023
Net loss	$(264,457)	$(193,569)	$(143,948)
Other comprehensive loss, net of tax:
Unrealized gain (loss) on available-for-sale marketable securities	(45)	805	3,664
Total comprehensive loss	$(264,502)	$(192,764)	$(140,284)
The accompanying notes are an integral part of these financial statements.

NURIX THERAPEUTICS, INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)

	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Shares	Amount
Balance as of November 30, 2022	47,172,299	$47	$709,220	$(4,319)	$(401,252)	$303,696
Exercise of pre-funded warrants	717,360	2	—	—	—	2
Exercise of stock options	120,826	—	986	—	—	986
Vesting of restricted stock units	441,103	—	—	—	—	—
Vesting of early exercised stock options	—	—	117	—	—	117
Issuance of common stock under employee stock purchase plan	266,964	—	2,229	—	—	2,229
Stock-based compensation	—	—	33,747	—	—	33,747
Unrealized gain on available-for-sale marketable securities	—	—	—	3,664	—	3,664
Net loss	—	—	—	—	(143,948)	(143,948)
Balance as of November 30, 2023	48,718,552	49	746,299	(655)	(545,200)	200,493
Issuance of common stock and pre-funded warrants, net of issuance costs of $12,518	11,916,667	12	188,720	—	—	188,732
Issuance of common stock in "at the market" financing, net of issuance costs of $6,186	13,777,775	14	289,355	—	—	289,369
Exercise of pre-funded warrants	19,750	—	—	—	—	—
Exercise of stock options	508,648	1	5,054	—	—	5,055
Vesting of restricted stock units	654,396	—	—	—	—	—
Vesting of early exercised stock options	—	—	33	—	—	33
Repurchase of unvested early exercised stock	(1,548)	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	276,478	—	2,132	—	—	2,132
Stock-based compensation	—	—	33,943	—	—	33,943
Unrealized gain on available-for-sale marketable securities	—	—	—	805	—	805
Net loss	—	—	—	—	(193,569)	(193,569)
Balance as of November 30, 2024	75,870,718	76	1,265,536	150	(738,769)	526,993
Issuance of common stock, net of issuance costs of $15,609	24,485,799	25	234,366	—	—	234,391
Exercise of stock options	214,529	1	1,650	—	—	1,651
Vesting of restricted stock units	1,043,993	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	192,445	—	2,229	—	—	2,229
Stock-based compensation	—	—	37,985	—	—	37,985
Unrealized loss on available-for-sale marketable securities	—	—	—	(45)	—	(45)
Net loss	—	—	—	—	(264,457)	(264,457)
Balance as of November 30, 2025	101,807,484	$102	$1,541,766	$105	$(1,003,226)	$538,747
The accompanying notes are an integral part of these financial statements.

NURIX THERAPEUTICS, INC.
STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended November 30,
	2025	2024	2023
Cash flows from operating activities
Net loss	$(264,457)	$(193,569)	$(143,948)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,740	9,318	7,533
Stock-based compensation	37,965	33,929	33,673
Net accretion of discount on marketable securities	(10,322)	(11,288)	(5,421)
Loss on disposal of property and equipment	89	31	556
Amortization of operating lease right-of-use assets	10,116	7,110	6,121
Other	—	286	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(6,229)	(459)	2,139
Accounts payable	(630)	5,209	1,614
Deferred revenue	(36,980)	(28,549)	19,513
Operating lease liabilities	(5,067)	(6,418)	(6,268)
Accrued expenses and other current liabilities	17,310	11,816	3,123
Net cash used in operating activities	(249,465)	(172,584)	(81,365)
Cash flows from investing activities
Purchases of marketable securities	(455,688)	(707,953)	(246,334)
Maturities of marketable securities	617,543	459,513	323,036
Purchases of property and equipment	(14,002)	(9,273)	(8,401)
Net cash provided by (used in) investing activities	147,853	(257,713)	68,301
Cash flows from financing activities
Proceeds from issuances of common stock and pre-funded warrants, net of issuance costs	234,762	188,732	—
Proceeds from exercise of stock options and pre-funded warrants	1,651	5,055	988
Proceeds from issuance of common stock under employee stock purchase plan	2,229	2,132	2,229
Proceeds from issuances of common stock in "at the market" financing, net of issuance costs	—	289,763	—
Repurchase of unvested early exercised stock options	—	(15)	—
Net cash provided by financing activities	238,642	485,667	3,217
Net increase (decrease) in cash, cash equivalents and restricted cash	137,030	55,370	(9,847)
Cash, cash equivalents and restricted cash at beginning of period	110,898	55,528	65,375
Cash, cash equivalents and restricted cash at end of period	$247,928	$110,898	$55,528
Supplemental disclosures of non-cash investing and financing activities:
Additions to property and equipment included in accounts payable and accrued expenses and other current liabilities	$1,183	$1,643	$632
Right-of-use assets recognized in exchange for lease obligations	$32,494	$4,107	$23,995
Capitalized stock-based compensation related to internal-use software development	$20	$14	$74
Issuance costs related to equity financing included in accrued expenses and other current liabilities	$371	$—	$—
Deferred issuance costs included in accounts payable and accrued expenses and other current liabilities	$—	$117	$—
Deferred issuance costs recognized related to the "at the market" financing	$—	$394	$—
Vesting of early exercised stock options	$—	$33	$117

	As of November 30,
	2025	2024	2023
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$246,960	$109,997	$54,627
Restricted cash	968	901	901
Total cash, cash equivalents and restricted cash	$247,928	$110,898	$55,528
The accompanying notes are an integral part of these financial statements.

NURIX THERAPEUTICS, INC.
NOTES TO FINANCIAL STATEMENTS
1. Organization
Description of Business
Nurix Therapeutics, Inc. (the Company) was incorporated in the state of Delaware on August 27, 2009, and is headquartered in Brisbane, California. The Company is a clinical stage biopharmaceutical company focused on the discovery, development and commercialization of targeted protein degradation medicines, the next frontier in innovative drug design aimed at improving treatment options for patients with cancer and inflammatory diseases. Powered by a fully artificial intelligence (AI)-integrated discovery engine capable of tackling any protein class, and coupled with leading ligase expertise, the Company holds a differentiated position in translating the science of protein degradation into clinical advancements with the aim of establishing degrader-based treatments at the forefront of patient care. The Company’s wholly owned, clinical stage pipeline includes targeted protein degraders of Bruton’s tyrosine kinase, a B-cell signaling protein, and inhibitors of Casitas B-lineage lymphoma proto-oncogene B, an E3 ligase that regulates activation of multiple immune cell types including T cells and NK cells. The Company’s partnered drug discovery pipeline consists of multiple programs under collaboration agreements with Gilead Sciences, Inc. (Gilead), Sanofi S.A. (Sanofi) and Seagen Inc. (now a part of Pfizer Inc. (Pfizer)), within which the Company retains certain options for co-development, co-commercialization and profit sharing in the United States for multiple drug candidates.
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

On October 31, 2024, the Company entered into Amendment No. 2 to the Equity Distribution Agreement (as amended, the Second Amended Equity Distribution Agreement), pursuant to which, from time to time, the Company may offer and sell through Piper Sandler up to $300.0 million of common stock registered under the Automatic Shelf Registration Statement pursuant to one or more “at the market” offerings. The Company is not required to sell any shares at any time during the term of the Second Amended Equity Distribution Agreement. The Company agreed to pay Piper Sandler a commission of up to 3.0% of the gross sales price of any shares sold pursuant to the Second Amended Equity Distribution Agreement. In November 2024, the Company issued and sold 3,634,393 shares of common stock under the Second Amended Equity Distribution Agreement at a price of $26.25 per share for total net proceeds of $93.6 million, after deducting offering commissions and expenses paid by the Company. As of November 30, 2025, the Company had $204.6 million of common stock remaining available for sale under the Second Amended Equity Distribution Agreement.
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
In October 2025, the Company completed an underwritten registered direct offering (the 2025 RDO) and issued 24,485,799 shares of common stock at a price of $10.21 per share. Net proceeds from the 2025 RDO were $234.4 million, after deducting underwriting discounts and commissions and offering expenses of $15.6 million.
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
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As of November 30, 2025, the Company had cash, cash equivalents and marketable securities of $592.9 million, working capital of $520.3 million and an accumulated deficit of $1.0 billion. Management believes that its cash, cash equivalents and short-term marketable securities are sufficient to continue operating activities for at least 12 months following the issuance date of these financial statements. Future capital requirements will depend on many factors, including the timing and extent of spending on research and development and payments the Company may receive under its collaboration agreements with Sanofi, Gilead and Pfizer or future collaboration agreements, if any. There can be no assurance that, in the event the Company requires additional financing, such financing will be available at terms acceptable to the Company if at all. If additional capital is not available, failure to generate sufficient cash flows from operations, raise additional capital and reduce discretionary spending could have a material adverse effect on the Company’s ability to achieve its intended business objectives. Management considered whether there are conditions or events that raise substantial doubt about the Company’s ability to continue as a going concern and evaluated the funds necessary to maintain operations. Based on the Company’s current forecast of future operating results, the Company has concluded that its cash, cash equivalents and marketable securities are sufficient to continue operating activities for at least 12 months following the issuance date of these financial statements.

2. Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The Company’s financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) and include the accounts of the Company and its wholly owned subsidiary, DeTIL Therapeutics, Inc., through the date of its dissolution in November 2023. All intercompany balances and transactions have been eliminated in consolidation. Following the dissolution, the Company had no subsidiaries. Accordingly, only the financial statements for the year ended November 30, 2023 are presented on a consolidated basis.
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
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The extent to which the increasing financial market volatility and uncertainty may directly or indirectly impact the financial statements is highly uncertain and subject to change.
The Company relies on single source manufacturers and suppliers for the supply of its drug candidates. Disruption from these manufacturers or suppliers would have a negative impact on the Company’s business, financial position and results of operations.

Segments
The Company operates and manages its business as one reportable and operating segment. Operating segments are defined as components of an enterprise where separate financial information is evaluated regularly by the chief operating decision maker (CODM) in deciding how to allocate resources and assess performance. The Company’s CODM is the Chief Executive Officer, who reviews financial information on a company-wide basis for purposes of allocating resources and assessing financial performance.
Cash and Cash Equivalents
The Company considers all highly liquid marketable securities with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents, which consist of money market funds, are stated at fair value.
Restricted Cash
The Company had $1.0 million and $0.9 million of restricted cash recorded as a non-current asset as of November 30, 2025 and 2024, respectively, and primarily consisted of letters of credit required under operating leases. These balances are included within the cash, cash equivalents and restricted cash balance in the accompanying statements of cash flows and separately presented as such in the balance sheets.
Fair Value of Financial Instruments
The carrying amounts of the Company’s financial instruments, including cash equivalents, accounts payable and accrued liabilities included in the financial statements approximate their fair value due to the nature of the financial instruments. Refer to Note 5 for more information regarding the fair value of the Company’s marketable securities.
Marketable Securities
Marketable securities consist of money market funds, U.S. Treasuries and U.S. government agency securities. The Company’s marketable securities are classified as available-for-sale and carried at estimated fair values and reported in cash equivalents, short-term marketable securities or long-term marketable securities. Management determines the appropriate classification of the marketable securities at the time they are acquired and evaluates the appropriateness of such classifications at each balance sheet date. Marketable securities with contractual maturities greater than 12 months are considered long-term marketable securities.
The Company regularly reviews its marketable securities for declines in estimated fair value below amortized cost. The factors considered in determining whether a credit loss exists include the creditworthiness of the security issuers, the number of marketable securities in an unrealized loss position, the severity and duration of the unrealized losses, and whether it is more likely than not that the Company will be required to sell the marketable securities before the recovery of their amortized cost basis. The cost of marketable securities sold is based on the specific identification method. In circumstances when an unrealized loss is determined to be credit-related, or when the Company intends to sell or is more likely than not required to sell a security before it recovers its amortized cost basis, the difference between the fair value and the amortized cost of the security is recognized as interest and other income, net in the statements of operations, and an allowance for credit loss is recorded on the balance sheet. In circumstances when the decline in fair value is non-credit related, the difference is reported in accumulated other comprehensive income (loss), net of tax as a separate component of stockholders’ equity.
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
Property and Equipment
Property and equipment are stated at cost, net of accumulated depreciation and amortization. Major improvements are capitalized, while maintenance and repairs are expensed when incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. The useful life of laboratory equipment, computer equipment, furniture and fixtures and software is generally three years. Tenant improvements are depreciated over the shorter of the lease term or the estimated useful life of the improvements. When assets are retired or disposed of, the cost together with related accumulated depreciation is removed from the Company’s accounts and the resulting gain or loss is reflected in the statements of operations.

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
Impairment of Long-Lived Assets
Long-lived assets, such as property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. If circumstances require a long-lived asset or asset group to be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. There were no such impairment losses during the years ended November 30, 2025, 2024 and 2023.
Deferred Offering Costs
The Company capitalizes within other assets certain legal, accounting and other third-party fees that are directly related to the Company’s in-process equity financings until such financings are consummated. After consummation of an equity financing, these costs are recorded in stockholders’ equity as a reduction of additional paid-in capital generated as a result of the offering. Should a planned equity financing be abandoned, terminated or significantly delayed, the deferred offering costs are immediately written off to operating expenses. As of November 30, 2025 and 2024, there was $0.1 million of deferred offering costs included in other assets on the balance sheet.
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
The Company records accrued expenses for estimated costs of research and development activities conducted by third-party service providers, which include preclinical studies and clinical trials and contract manufacturing activities. The Company records the estimated costs of research and development activities based upon the estimated amount of services provided but not yet invoiced and includes these costs in accrued expenses and other current liabilities on the balance sheet.
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
Financial statement effects of uncertain tax positions are recognized when it is more likely than not, based on the technical merits of the position, that it will be sustained upon examination. It is the Company’s policy to include penalties and interest expense related to income taxes as a component of the provision for income taxes. Non-income-based taxes are expensed as incurred within operating expenses on the statements of operations.
Comprehensive loss
Comprehensive loss represents the net loss for the period and other comprehensive income (loss). Other comprehensive income (loss) reflects certain gains and losses that are recorded as a component of stockholders’ equity (deficit) and are not reflected in the statements of operations. The Company’s other comprehensive income (loss) consists of changes in unrealized gains and losses on available-for-sale marketable securities.

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
Recently Adopted Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) No. 2023‑07, Segment Reporting (Topic 280)—Improvements to Reportable Segment Disclosures (ASU 2023-07), which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. This amendment is effective for the Company in the fiscal year beginning December 1, 2024, and interim periods within the fiscal year beginning December 1, 2025, on a retrospective basis with early adoption permitted. The Company adopted ASU 2023-07 for the annual reporting period ended November 30, 2025. The adoption of this standard did not have a material impact on the Company’s financial statements.
Recent Accounting Pronouncements Not Yet Adopted
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
In November 2024, the FASB issued ASU 2024-03—Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (ASU 2024-03), which is intended to enhance transparency into the nature and function of expenses, primarily through additional disclosures on certain cost and expenses. ASU 2024-03 should be applied on a prospective basis, and retrospective application is permitted. ASU 2024-03 is effective for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is in the process of evaluating the impact of this new guidance on its disclosures
In September 2025, the FASB issued ASU 2025-06— Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (ASU 2025-06), which is intended to simplify the capitalization guidance for internal-use software by removing references to project stages and clarifying when the capitalizing of eligible costs is required. ASU 2025-06 is effective for annual periods beginning after December 15, 2027, and interim periods within those fiscal years. Early adoption is permitted. The Company is in the process of evaluating the impact of this new guidance on its disclosures.
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
Upon signing the Gilead Agreement, Gilead paid the Company an upfront payment of $45.0 million plus $3.0 million in additional fees. In addition, from the signing of the Gilead Agreement to November 30, 2025, the Company has received payments of $47.0 million for research milestones and additional payments, $20.0 million for a license option exercise payment, $15.0 million in research term extension fees and $5.0 million for a clinical milestone payment. As of November 30, 2025, the Company is eligible to receive up to approximately $1.8 billion in total additional payments, including payments of up to $508.5 million upon the achievement of specified research and development milestones, up to $60.0 million in certain additional fees related to target licensing and reservation and up to $1.2 billion upon the achievement of certain sales milestones. The Company also is eligible to receive mid-single digit to low tens percentage tiered royalties on annual net sales from any commercial products directed to the optioned collaboration targets, subject to certain reductions and excluding sales in the United States of any products for which the Company exercises its option to co-develop and co-promote, for which the parties share profits and losses evenly.
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

In order to determine the transaction price, the Company evaluated all the payments to be received during the duration of the contract. Certain milestone payments and additional fees were considered variable consideration, which were not included in the transaction price based on the most likely amount method as of November 30, 2025. The Company re-evaluates the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur. The Company determined that the transaction price at the inception of the initial research term consisted of the upfront payment of $45.0 million and $3.0 million in additional fees. Upon the achievement of research milestones and additional fees related to target reservations, $47.0 million in variable consideration was added to the transaction price, and a cumulative effect was recorded as revenue in the period the transaction price increased. The transaction price is recognized as collaboration revenue using the cost-based input method over the estimated initial research term of five years, which represents the estimated timing of completion of the identified deliverables. Additionally, the Company considered the impact of Gilead terminating the Gilead Agreement prior to the completion of the research services during the five-year initial research term and determined that there were significant economic costs to Gilead for doing so, and as such, did not adjust the contract term. The initial research term ended in the third quarter of fiscal year 2024.
The Gilead Research Term Extension, which has a term of two years and did not represent a material right at the inception of the Gilead Agreement because it does not contain a significant and incremental discount, is accounted for as a separate contract commencing in June 2024. The research term extension fee of $15.0 million is recognized as collaboration revenue using the cost-based input method over the estimated extended research term of two years, which represents the estimated timing of completion of the identified deliverables. As of November 30, 2025, no milestones have been achieved related to the extended research term.
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
For the year ended November 30, 2025, the Company recognized collaboration revenue related to the Gilead Research Extension of $7.1 million, all of which was included in deferred revenue as of the beginning of the period. The Company also recognized $5.0 million for a clinical milestone payment received during the year ended November 30, 2025. For the year ended November 30, 2024, the Company recognized collaboration revenue related to the Gilead Research Extension of $4.0 million, all of which was related to the $15.0 million research term extension fee received in the second quarter of fiscal year 2024. The Company also recognized collaboration revenue related to the initial research term under the Gilead Agreement of $10.0 million, all of which was included in deferred revenue as of the beginning of the period. For the year ended November 30, 2023, the Company recognized collaboration revenue related to the Gilead Agreement of $29.9 million, of which $20.3 million was included in deferred revenue as of the beginning of the period, and $7.9 million was related to activities satisfied in previous periods. The Company also recognized $20.0 million in license revenue received pursuant to the Gilead License Option Exercise during the year ended November 30, 2023. As of November 30, 2025, deferred revenue related to the Gilead Agreement was $3.8 million, all of which was current. As of November 30, 2024, deferred revenue related to the Gilead Agreement was $11.0 million, of which $9.1 million was current.
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
Upon signing the Sanofi Agreement, Sanofi paid the Company an upfront payment of $55.0 million. Subsequently, in January 2021, Sanofi paid the Company an additional $22.0 million to exercise its option to expand the number of targets beyond the initial targets included in the collaboration. In addition, from the signing of the Sanofi Agreement to November 30, 2025, the Company has received payments of $20.0 million for research milestones and $30.0 million for license extension fees. As of November 30, 2025, the Company is eligible to receive up to approximately $930.0 million in total additional payments, including payments of up to $180.0 million upon the achievement of specified research and development milestones, up to $250.0 million upon the achievement of specified regulatory milestones and up to $500.0 million upon the achievement of certain sales milestones. The Company is also eligible to receive mid-single digit to low teen percentage tiered royalties on annual net sales of any commercial products that may result from the collaboration, subject to certain reductions and excluding sales in the United States of any products for which the Company exercises its option to co-develop and co-promote, for which the parties share profits and losses evenly.

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
In order to determine the transaction price, the Company evaluated all the payments to be received during the duration of the contract. Certain milestone payments and additional fees were considered variable consideration, which were not included in the transaction price based on the most likely amount method as of November 30, 2025. The Company re-evaluates the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur. At the inception of the Sanofi Agreement, the Company determined that the transaction price consisted of the upfront payment of $55.0 million for three initial drug targets and $22.0 million for two additional targets. Subsequently, upon the achievement of research milestones, $20.0 million in variable consideration was added to the transaction price, and a cumulative effect was recorded as revenue in the period the transaction price increased. Revenue is recognized using the cost-based input method over the research term of 4.25 years, the revised research period that was agreed to in January 2021 in the First Sanofi Amendment for certain targets, and 5.25 years, the revised research period due to the target substitutions in July 2022, for certain other targets. The research period was extended as part of the Sixth Sanofi Amendment and a cumulative effect was recorded in the second quarter of fiscal year 2024. The research term ended in the second quarter of fiscal year 2025.
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
For the year ended November 30, 2025, the Company recognized collaboration revenue related to the Sanofi Agreement of $16.1 million, of which $9.1 million was included in deferred revenue as of the beginning of the period, and $6.4 million was related to activities satisfied in previous periods. The Company also recognized $30.0 million in license revenue received pursuant to the Sanofi License Extensions during the year ended November 30, 2025. For the year ended November 30, 2024, the Company recognized collaboration revenue related to the Sanofi Agreement of $21.7 million, of which $20.2 million was included in deferred revenue as of the beginning of the period, and $1.1 million was related to activities satisfied in previous periods. For the year ended November 30, 2023, the Company recognized collaboration revenue related to the Sanofi Agreement of $25.4 million, of which $21.0 million was included in deferred revenue as of the beginning of the period, and $2.6 million was related to activities satisfied in previous periods. As of November 30, 2025, deferred revenue related to the Sanofi Agreement was zero and all performance obligations were satisfied. As of November 30, 2024, deferred revenue related to the Sanofi Agreement was $9.1 million, all of which was current.
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
Under the terms of the Pfizer Agreement, the Company received an upfront payment of $60.0 million. In addition, from the signing of the Pfizer Agreement to November 30, 2025, the Company has received payments of $10.0 million for research milestones. Additionally, the Company achieved another research milestone in November 2025 of $5.0 million. As of November 30, 2025, the Company is eligible to receive up to approximately $3.4 billion in contingent payments across multiple programs, including payments of up to $626.0 million upon the achievement of specified research and development milestones, up to $19.5 million in certain additional fees related to target licensing and reservation, up to $873.0 million upon the achievement of specified regulatory milestones and up to $1.8 billion upon the achievement of certain sales milestones. The Company is also eligible for mid-single to low double digit percentage tiered royalties on future sales.
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
In order to determine the transaction price, the Company evaluated all the payments to be received during the duration of the contract. Milestone payments and additional fees were considered variable consideration, which were not included in the transaction price based on the most likely amount method as of November 30, 2025. The Company re-evaluates the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur. The Company determined that the transaction price at the inception of the Pfizer Agreement consisted of the upfront payment of $60.0 million. Subsequently, upon achievement of research milestones, $15.0 million in variable consideration was added to the transaction price and a cumulative effect was recorded as revenue in the period the transaction price increased. The transaction price is recognized as collaboration revenue using the cost-based input method over the estimated research term of four years, not to extend beyond six years, which represents the estimated period to complete the identified deliverables. Additionally, the Company considered the impact of Pfizer terminating the Pfizer Agreement prior to the completion of the research services during the initial four-year research term and determined that there were significant economic costs to Pfizer for doing so, and as such, did not adjust the contract term.
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

For the year ended November 30, 2025, the Company recognized collaboration revenue related to the Pfizer Agreement of $25.7 million, of which $22.6 million was included in deferred revenue as of the beginning of the period and $1.8 million was related to activities satisfied in previous periods. For the year ended November 30, 2024, the Company recognized collaboration revenue related to the Pfizer Agreement of $18.8 million, of which $16.6 million was included in deferred revenue as of the beginning of the period and $0.3 million was related to activities satisfied in previous periods. For the year ended November 30, 2023, the Company recognized collaboration revenue related to the Pfizer Agreement of $1.7 million. As of November 30, 2025, deferred revenue related to the Pfizer Agreement was $23.8 million, of which $13.8 million was current, and included $5.0 million in contract assets representing the unbilled amount related to the research milestone achieved in November 2025. As of November 30, 2024, deferred revenue related to the Pfizer Agreement was $44.5 million, of which $20.0 million was current, and included $5.0 million in contract assets representing the unbilled amount related to the research milestone achieved in November 2024.
4. Balance Sheet Components
Property and Equipment, Net
Property and equipment, net, consisted of the following (in thousands):

	November 30,
	2025	2024
Laboratory equipment	$43,573	$39,031
Leasehold improvements	9,369	5,140
Computer equipment	542	936
Furniture and fixtures	631	1,077
Software	6,016	5,578
Software in progress	141	497
Total property and equipment, gross	60,272	52,259
Less: Accumulated depreciation and amortization	(37,782)	(34,502)
Total property and equipment, net	$22,490	$17,757
For the years ended November 30, 2025, 2024 and 2023, depreciation and amortization expense was $8.7 million, $9.3 million and $7.5 million, respectively, which includes amortization expense related to capitalized software of $0.6 million, $1.3 million and $1.4 million, respectively.
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	November 30,
	2025	2024
Accrued compensation	$21,541	$16,631
Accrued contract research and lab supplies	14,952	11,599
Accrued clinical	13,260	4,637
Accrued professional services	1,944	1,615
Accrued taxes	1,059	1,237
Other	2,096	2,275
Total accrued expenses and other current liabilities	$54,852	$37,994

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
The following tables present the Company’s investments, which consist of cash equivalents and available-for-sale marketable securities, that are measured at fair value on a recurring basis as of November 30, 2025 and 2024 (in thousands):

November 30, 2025	Level	Amortized cost	Unrealized gain	Unrealized loss	Estimated fair value
Money market funds	Level 1	$241,364	$—	$—	$241,364
U.S. treasury securities	Level 1	345,876	115	(10)	345,981
Total		$587,240	$115	$(10)	$587,345
Included in cash and cash equivalents		$241,364	$—	$—	$241,364
Included in marketable securities, current		$345,876	$115	$(10)	$345,981

November 30, 2024	Level	Amortized cost	Unrealized gain	Unrealized loss	Estimated fair value
Money market funds	Level 1	$90,380	$—	$—	$90,380
U.S. treasury securities	Level 1	470,607	271	(138)	470,740
U.S. government agency securities	Level 2	28,829	32	(15)	28,846
Total		$589,816	$303	$(153)	$589,966
Included in cash and cash equivalents		$90,380	$—	$—	$90,380
Included in marketable securities, current		$499,436	$303	$(153)	$499,586
The following tables summarize the available-for-sale marketable securities in an unrealized loss position for which an allowance for credit losses has not been recorded as of November 30, 2025 and 2024, aggregated by investment category and length of time in a continuous unrealized loss position (in thousands):

	Less than 12 months		Greater than 12 months		Total
November 30, 2025	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
U.S. treasury securities	$68,755	$(10)	$—	$—	$68,755	$(10)
Total	$68,755	$(10)	$—	$—	$68,755	$(10)

	Less than 12 months		Greater than 12 months		Total
November 30, 2024	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
U.S. treasury securities	$166,161	$(138)	$—	$—	$166,161	$(138)
U.S. government agency securities	—	—	3,981	(15)	3,981	(15)
Total	$166,161	$(138)	$3,981	$(15)	$170,142	$(153)
The accrued interest receivable related to the Company’s marketable securities was $1.5 million as of November 30, 2025 and 2024, and was included in prepaid expenses and other current assets on the balance sheet.
The Company classifies its money market funds and U.S. treasury securities, which are valued based on quoted market prices in active markets with no valuation adjustment, as Level 1 assets within the fair value hierarchy.
The Company classifies its marketable securities in U.S. government agency securities as Level 2 assets within the fair value hierarchy. The fair values of these marketable securities are estimated by taking into consideration valuations obtained from third-party pricing services. The pricing services utilize industry standard valuation models, including both income- and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of and broker/dealer quotes on the same or similar securities, issuer credit spreads, benchmark securities, prepayment/default projections based on historical data and other observable inputs. There were no transfers of financial instruments between valuation levels during the years ended November 30, 2025 and 2024.
As of November 30, 2025 and 2024, the unrealized losses for available-for-sale securities were non-credit related, and the Company does not intend to sell the securities that were in an unrealized loss position, nor will it be required to sell those securities before recovery of their amortized cost basis, which may be maturity. As of November 30, 2025 and 2024, no allowance for credit losses for the Company’s marketable securities was recorded. During the years ended November 30, 2025, 2024 and 2023, the Company did not recognize any impairment losses related to marketable securities.
6. Commitments and Contingencies
Legal Proceedings
From time to time, the Company may be involved in legal proceedings in the ordinary course of business. The Company accrues a liability for such matters when it is probable that future expenditures will be made and that such expenditures can be reasonably estimated. Significant judgment is required to determine both probability and the estimated amount. Legal fees and other costs associated with such actions are expensed as incurred. As of November 30, 2025, the Company was not a party to any material legal proceedings.
Indemnifications
In the ordinary course of business, the Company often includes standard indemnification provisions in its arrangements with its partners, suppliers and vendors, among others. Pursuant to these provisions, the Company may be obligated to indemnify such parties for losses or claims suffered or incurred in connection with its service, breach of representations or covenants, intellectual property infringement or other claims made against such parties. These provisions may limit the time within which an indemnification claim can be made. It is not possible to determine the maximum potential amount under these indemnification obligations due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. The Company has not incurred any material costs as a result of such indemnifications and has not accrued any liabilities related to such obligations in these financial statements.
In addition, the Company has entered into indemnification agreements with directors and certain officers and employees that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers or employees. No demands have been made upon the Company to provide indemnification under such agreements, and thus, there are no claims that the Company is aware of that could have a material effect on the financial statements. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is not specified in the agreements. However, the Company currently has directors’ and officers’ insurance that reduces its exposure and may enable the Company to recover a portion of any future amounts paid.

Operating Leases
The Company leases office and laboratory facilities totaling approximately 57,902 square feet within the same building in San Francisco, California under several lease agreements. These lease agreements were originally scheduled to expire in April 2025. In September 2024, the leases were amended to extend the lease term through October 2025, and in October 2025, a second amendment extended the term through December 2025. The minimum rent payable by the Company pursuant to the lease amendments is approximately $0.3 million per month. The lease amendments did not have a material impact on the Company’s financial statements.
In July 2021, the Company entered into a lease agreement for the lease of approximately 19,320 square feet of office space in a different building in San Francisco, California (the Mission Bay Lease). The lease commenced in December 2021 and was originally scheduled to expire in June 2024. The Mission Bay Lease was amended in March 2024 to extend the term through April 2025, it was amended in September 2024 to extend the term through October 2025, and it was amended in October 2025 to extend the term through December 2025. The minimum rent payable by the Company is approximately $0.1 million per month under each amendment. The Mission Bay Lease amendments did not have a material impact on the Company’s financial statements.
In March 2022, the Company entered into a lease agreement for the lease of approximately 46,434 square feet of office space in The Woodlands, Texas. In August 2023, the lease agreement was amended to increase the square footage of the leased premise to 50,094 square feet. The amendment had no impact on the accounting for the lease. The Company has an option to renew for two additional terms of five years each, and the renewal terms have not been included in the lease term used to calculate the ROU asset and lease liability as it is not reasonably certain that the Company will exercise the option. The lease commenced in September 2023 when the underlying assets became available for use.
In February 2025, the Company entered into a lease agreement (the Brisbane Lease) for the lease of approximately 159,959 square feet of office space located at 1600 Sierra Point Parkway, Brisbane, California for a research and development laboratory and office space. The lease commenced in March 2025 when the underlying assets became available for use and the Company recorded a $26.7 million ROU asset and lease liability on the balance sheet. A security deposit of $2.4 million was also recorded in other assets, non-current on the balance sheet. In addition, the lease provides for a tenant improvement allowance of approximately $8.0 million, which is expected to be fully utilized.
In May 2025, the Brisbane Lease was amended to include an additional 35,929 square feet of office space located at 1400 Sierra Point Parkway, Brisbane, California. The lease for the additional space commenced in June 2025 when the underlying assets became available for use and the Company recorded a $5.8 million ROU asset and lease liability on the balance sheet. A security deposit of $0.5 million was also recorded in other assets, non-current on the balance sheet. The Brisbane Lease, as amended, will expire on September 30, 2031, unless terminated earlier. Future minimum lease payments under the Brisbane Lease, as amended, total $52.3 million, which does not include the payment of additional rent to cover the Company’s share of annual operating and tax expenses and utilities costs for the building.
The Company is required to pay base rent plus its proportionate share of operating expenses, as defined in the applicable lease agreement on all of its leases. Variable lease payments related to operating expenses including utilities, maintenance costs and real estate taxes were $6.9 million, $7.0 million and $6.2 million for the years ended November 30, 2025, 2024 and 2023, respectively.
Operating lease expenses, excluding variable lease payments, were $13.3 million, $9.0 million and $6.8 million for the years ended November 30, 2025, 2024 and 2023, respectively. Short-term lease expense was not material for the periods presented. As of November 30, 2025, the weighted average remaining lease term was 7.2 years and the weighted average discount rate was 6.91%.
Other information related to leases were as follows (in thousands):

	Year Ended November 30,
	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Cash flows from operating leases	$8,240	$8,320	$6,973

The undiscounted future non-cancellable lease payments under the Company’s lease agreements as of November 30, 2025 were as follows (in thousands):

Year ending November 30,	Operating Leases
2026	$6,287
2027	9,176
2028	13,459
2029	14,248
2030	14,694
2030 to 2035	24,633
Total undiscounted lease payments	82,497
Less: imputed interest	(18,769)
Less: tenant improvement allowance	$(7,998)
Total operating lease liabilities	$55,730
Operating lease liabilities, current	$2,824
Operating lease liabilities, net of current portion	52,906
Total operating lease liabilities	$55,730
7. Common Stock
The Company’s Restated Certificate of Incorporation authorizes the Company to issue up to 500,000,000 shares of common stock, $0.001 par value per share, as of November 30, 2025 and 2024. Holders of common stock are entitled to dividends when and if declared by the Company’s board of directors, subject to the prior rights of the holders of shares of preferred stock. The holder of each share of common stock is entitled to one vote. As of November 30, 2025, no dividends have been declared.
In July 2022, the Company issued the 2022 Pre-Funded Warrants to purchase an aggregate of 6,814,920 shares of the Company’s common stock at a price of $13.939 per pre-funded warrant. As of November 30, 2025, a total of 6,097,560 of the 2022 Pre-Funded Warrants remained available for exercise.
In April 2024, the Company issued the 2024 Pre-Funded Warrants to purchase an aggregate of 1,500,100 shares of the Company’s common stock at a price of $14.999 per pre-funded warrant. As of November 30, 2025, a total of 1,480,349 of the 2024 Pre-Funded Warrants remained available for exercise.
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
The pre-funded warrants were classified as a component of permanent equity on the balance sheet as they are freestanding financial instruments that are immediately exercisable, do not embody an obligation for the Company to repurchase its own shares and permit the holders to receive a fixed number of shares of common stock upon exercise. All of the shares underlying the pre-funded warrants have been included in the weighted-average number of shares of common stock used to calculate net loss per share, basic and diluted, attributable to common stockholders because the shares may be issued for little or no consideration, are fully vested and are exercisable after the original issuance date of the pre-funded warrants.

Common stock reserved for future issuance, on an as-if converted basis, as of November 30, 2025 and 2024, consists of the following:

	November 30,
	2025	2024
Options to purchase common stock issued and outstanding	11,372,272	9,839,454
Restricted stock units issued and outstanding	2,245,837	1,956,015
Shares available for future equity grants	3,146,477	3,192,811
Shares available for issuance under employee stock purchase plan	2,307,250	1,740,988
Pre-funded warrants issued and outstanding	7,577,909	7,577,909
Total common stock reserved for future issuance	26,649,745	24,307,177
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
As of November 30, 2025, there were 1,113,277 shares of common stock reserved for future issuance pursuant to the 2020 Plan.
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
The Company has reserved 3,000,000 shares of common stock for issuance pursuant to non-qualified stock options and RSUs under the 2024 Inducement Plan. As of November 30, 2025, there were 2,033,200 shares of common stock reserved for future issuance pursuant to the 2024 Inducement Plan.

Stock options
Option activity under the Stock Plans is set forth below:

	Number of options outstanding	Weighted- average exercise price	Weighted- average contractual life (in years)	Aggregate intrinsic value(1) (in thousands)
Balances as of November 30, 2024	9,839,454	$15.77	7.45	$80,434
Options granted	2,235,975	15.11
Options exercised	(214,529)	7.70
Options forfeited	(488,628)	16.63
Balances as of November 30, 2025	11,372,272	$15.76	6.94	$50,922
Options vested and expected to vest as of November 30, 2025	11,372,272	$15.76	6.94	$50,922
Options exercisable as of November 30, 2025	8,100,687	$16.51	6.24	$37,385

(1)
The aggregate intrinsic values were calculated as the pre-tax difference between the exercise price of stock options and the quoted market price of the Company’s common stock on November 30, 2025 for all in‑the‑money stock options. The total intrinsic value of stock options exercised during the years ended November 30, 2025, 2024 and 2023 was $1.5 million, $5.6 million and $0.2 million, respectively.

The fair value of options granted during the years ended November 30, 2025, 2024 and 2023 was estimated using the Black-Scholes option pricing model on the grant date using the following assumptions:

	November 30,
	2025	2024	2023
Expected term (years)	5.50 - 6.07	5.50 - 6.13	5.50 - 6.06
Expected volatility	73% - 75%	71% - 83%	74% - 92%
Risk-free interest rate	3.66% - 4.59%	3.45% - 4.43%	3.27% - 4.59%
Dividend yield	0%	0%	0%
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
During the years ended November 30, 2025, 2024 and 2023, the weighted-average grant date fair value of options granted was $10.18, $7.96 and $7.22 per share, respectively.
Restricted stock units
RSU activity under the Stock Plans is set forth below:

	Number of RSUs	Weighted-average grant date fair value
Balances as of November 30, 2024	1,956,015	$11.83
RSUs granted	1,730,656	15.90
RSUs vested	(1,043,993)	12.63
RSUs forfeited	(396,841)	15.07
Balances as of November 30, 2025	2,245,837	$14.02
During the years ended November 30, 2025, 2024 and 2023, the weighted-average grant date fair value of RSUs granted was $15.90, $11.18 and $10.53 per share, respectively, and the total fair value of RSUs vested was $13.2 million, $7.6 million and $7.9 million, respectively.

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
During the year ended November 30, 2025, the Company issued 192,445 shares of common stock pursuant to the ESPP at a weighted-average price of $11.59 per share. As of November 30, 2025, there were 2,307,250 shares of common stock reserved for issuance pursuant to the ESPP.
The fair value of shares granted under the ESPP during the years ended November 30, 2025, 2024 and 2023 was estimated using the Black-Scholes option pricing model on the grant date using the following assumptions:

	November 30,
	2025	2024	2023
Expected term (years)	0.5	0.5	0.5
Expected volatility	54% - 67%	80% - 85%	67%
Risk-free interest rate	4.12% - 4.34%	5.02% - 5.31%	4.98% - 5.54%
Dividend yield	0%	0%	0%
Stock-Based Compensation
Stock-based compensation expense related to the Stock Plans and the ESPP that is included in the statements of operations is as follows (in thousands):

	Year Ended November 30,
	2025	2024	2023
Research and development	$21,562	$17,763	$18,707
General and administrative	16,403	16,166	14,966
Total stock-based compensation	$37,965	$33,929	$33,673
As of November 30, 2025, the total compensation cost related to stock-based awards not yet recognized was $56.1 million, which is expected to be amortized on a straight-line basis over the weighted-average remaining vesting period of approximately 2.16 years.
9. Defined Contribution Plan
The Company sponsors a defined-contribution savings plan under Section 401(k) of the Internal Revenue Code of 1986, as amended (the 401(k) Plan), which provides for the Company to make discretionary matching or discretionary annual contributions to the 401(k) Plan, for its employees. Substantially all of the Company’s employees are eligible to participate in the 401(k) Plan. Employees may contribute a percentage of their annual compensation to the plan, subject to statutory limitations. The Company has made contributions to the 401(k) Plan and recorded contribution expense of $1.2 million, $0.9 million and $1.0 million during the years ended November 30, 2025, 2024 and 2023, respectively.
10. Income Taxes
For the years ended November 30, 2025 and 2024, the Company recorded an income tax provision of $760,000 and $270,000, respectively. For the year ended November 30, 2023, the Company did not record any current income tax expense or provision. The Company has generated net operating losses (NOLs) since inception and has established a valuation allowance against its deferred tax assets due to the uncertainty surrounding the realization of such assets.
Loss before provision for income taxes includes the following component (in thousands):

	November 30,
	2025	2024	2023
Domestic	$(263,697)	$(193,299)	$(143,948)
	$(263,697)	$(193,299)	$(143,948)

The provision for income taxes consists of the following (in thousands):

	November 30,
	2025	2024	2023
Current:
Federal	$—	$270	$—
State	760	—	—
Total provision for income taxes	$760	$270	$—
The effective tax rate differs from the federal statutory rate as follows:

	November 30,
	2025	2024	2023
Federal statutory income tax rate	21.0%	21.0%	21.0%
State income tax rate	11.4	(4.9)	14.1
Research and development tax credits	5.0	4.1	4.8
Stock-based compensation	(1.2)	(1.5)	(4.2)
Change in valuation allowance	(36.4)	(18.6)	(35.6)
Other	0.2	(0.1)	(0.1)
Total	—%	—%	—%
Deferred Tax Assets and Liabilities
Deferred income taxes reflect the net tax effects of loss and credit carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the deferred tax assets for federal and state income taxes are as follows (in thousands):

	Year ended November 30,
	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$106,447	$91,786
Research and development tax credits	66,580	48,307
Deferred revenue	9,308	12,683
Stock-based compensation	9,316	5,310
Accrued expenses and other liabilities	5,263	3,199
Operating lease liabilities	15,917	6,125
Capitalized research and experimental expenses	132,844	65,729
Gross deferred tax assets	345,675	233,139
Valuation allowance	(331,247)	(227,050)
Total deferred tax assets	14,428	6,089
Deferred tax liabilities:
Operating lease right-of-use assets	(14,428)	(6,089)
Total deferred tax liabilities	(14,428)	(6,089)
Net deferred tax assets	$—	$—
Realization of the deferred tax assets is dependent upon future taxable income, the amount, if any, and timing of which are uncertain. The Company has established a valuation allowance to offset deferred tax assets as of November 30, 2025 and 2024 due to the uncertainty of realizing future tax benefits from its NOL carryforwards and other deferred tax assets. The valuation allowance increased by $104.2 million to $331.2 million during the year ended November 30, 2025, primarily related to an increase on the deferred tax asset for research and development (R&D) credits, NOL carryforwards and Section 174 research and development capitalization. The valuation allowance increased by $33.3 million to $227.1 million during the year ended November 30, 2024, primarily related to an increase on the deferred tax asset for R&D credits, NOL carryforwards and Section 174 research and development capitalization.

As of November 30, 2025, the Company had NOL carryforwards available to reduce future taxable income, if any, for federal and state income tax purposes of $323.4 million and $507.7 million, respectively. All outstanding federal NOL carryforwards were generated for tax years beginning after December 31, 2017, and carry forward indefinitely. State NOL carryforwards begin expiring in 2029. As of November 30, 2025, the Company had federal and state research credit carryforwards of $60.5 million and $32.4 million, respectively. If not utilized, the federal credit carryforwards will begin expiring in 2035 and the state credits carry forward indefinitely.
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
Unrecognized Tax Benefits
The Company has recorded a liability related to uncertain tax positions in the financial statements. The Company has unrecognized tax benefits of $32.3 million as of November 30, 2025, of which $31.8 million are offset by a valuation allowance. There are $0.5 million of uncertain tax benefits included in the balance of unrecognized tax benefits that, if recognized, would affect the effective tax rate. As of November 30, 2025, the Company has recognized $0.2 million of interest related to unrecognized tax benefits. The Company’s policy is to include interest and penalties related to unrecognized tax benefits, if any, within the provision for taxes in the statements of operations.
A reconciliation of the beginning and ending amounts of unrecognized income tax benefits during the years ended November 30, 2025, 2024 and 2023 is as follows (in thousands):

	Year ended November 30,
	2025	2024	2023
Balance at beginning of period	$21,866	$15,508	$10,261
Additions based on tax positions related to prior period	5,948	—	—
Additions based on tax positions related to current period	4,493	6,358	5,247
Balance at end of period	$32,307	$21,866	$15,508
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
On July 4, 2025, the One Big Beautiful Bill Act (OBBBA) was enacted in the United States. The OBBBA includes several significant tax provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company will no longer be required to capitalize its domestic research and experimental costs under Section 174 of the Internal Revenue Code beginning with the tax year ending November 30, 2026. The enactment of OBBBA did not have a material impact on the financial statements for the year ended November 30, 2025.

11. Net Loss Per Share
The following table sets forth the computation of the Company’s basic and diluted net loss per share attributable to common stockholders, which excludes shares which are legally outstanding but subject to repurchase by the Company (in thousands, except share and per share data):

	Year Ended November 30,
	2025	2024	2023
Numerator:
Net loss	$(264,457)	$(193,569)	$(143,948)
Denominator:
Weighted-average number of shares outstanding, basic and diluted (1)	86,666,907	67,120,266	54,337,901
Net loss per share, basic and diluted	$(3.05)	$(2.88)	$(2.65)

(1)
The shares underlying the pre-funded warrants to purchase shares of the Company’s common stock have been included in the calculation of the weighted-average number of shares outstanding, basic and diluted, for the years ended November 30, 2025, 2024 and 2023.

The following potentially dilutive securities were excluded from the computation of the diluted net loss per share of common stock for the periods presented because their effect would have been anti-dilutive:

	Year ended November 30,
	2025	2024	2023
Options to purchase common stock issued and outstanding	11,372,272	9,839,454	8,340,968
Options early exercised subject to vesting	—	—	4,909
Restricted stock units issued and outstanding	2,245,837	1,956,015	1,246,031
Shares expected to be purchased under employee stock purchase plan	185,012	71,541	203,314
Total	13,803,121	11,867,010	9,795,222
12. Related Party Transactions
The Company’s Chief Financial Officer is a trustee for the multiple employer welfare association that facilitates the acquisition and administration of the Company’s healthcare plans. Expenses related to the healthcare plan premiums were $6.3 million, $4.3 million and $4.4 million for the years ended November 30, 2025, 2024 and 2023, respectively. As of November 30, 2025 and 2024, the amount recorded in accounts payable and accrued expenses and other current liabilities in connection with this healthcare plan provider was not material.
13. Segment Information
The Company operates and manages its business as a single reportable and operating segment. The Company is in the business of discovery, development and commercialization of innovative medicines based on the modulation of cellular protein levels as a novel treatment approach for cancer and other challenging diseases.
The Company’s CODM is the Chief Executive Officer, who reviews and evaluates net loss to monitor budget versus actual results and to analyze cash flows for purposes of allocating resources and assessing financial performance. The measure of segment assets is reported on the balance sheet as total assets. All of the Company's long-lived assets are located in the United States and all of the Company's revenue was derived from customers located in the United States.
In addition to the significant expense categories included within net loss presented in the Company's statements of operations, disaggregated research and development expenses are as follows (in thousands):

	Year ended November 30,
	2025	2024	2023
External clinical development expenses:
Bexobrutideg (NX-5948)	$82,233	$37,879	$6,963
Zelebrudomide (NX-2127)	5,648	3,901	10,839
NX-1607	7,443	6,502	8,466
Internal research and development expenses	221,579	173,350	162,880
Total research and development expenses	$316,903	$221,632	$189,148

14. Subsequent Event
Between November 30, 2025, and the date of this filing, the Company issued and sold 1,000,000 shares of common stock under the Second Amended Equity Distribution Agreement at $18.25 per share for total net proceeds of $18.0 million, after deducting offering commissions and expenses paid by the Company. As of the date of this filing, the Company had $186.3 million of common stock remaining available for sale under the Second Amended Equity Distribution Agreement.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our President and Chief Executive Officer (CEO) and our Chief Financial Officer (CFO), our principal executive officer and principal accounting and financial officer, respectively, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act) as of November 30, 2025.
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our CEO and our CFO, to allow timely decisions regarding required disclosure. Based on their evaluation, the CEO and CFO have concluded that our disclosure controls and procedures were effective as of November 30, 2025.
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
Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of November 30, 2025, based on the framework in “Internal Control — Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of November 30, 2025.
The effectiveness of the Company’s internal control over financial reporting as of November 30, 2025, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended November 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
(b) Director and Section 16 Officer Rule 10b5-1 Trading Arrangements
On November 10, 2025, Christine Ring, Chief Legal Officer of the Company, entered into a prearranged trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended (Ring Plan), providing for the potential sale of up to 208,840 shares of the Company’s common stock, including shares issuable upon the exercise of option awards previously granted to Dr. Ring and shares to be acquired upon the vesting and settlement of restricted stock units previously granted to Dr. Ring. The shares will be sold at the times and prices specified in the Ring Plan. The Ring Plan expires on January 29, 2027, or upon the earlier completion of all authorized transactions thereunder.
No other director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K, during the quarter ended November 30, 2025.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspection
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item will be set forth in our definitive proxy statement for our 2026 Annual Meeting of Stockholders (Proxy Statement) to be filed with the Securities and Exchange Commission (SEC) within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and is incorporated herein by reference.
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
(3)Exhibits
The following is a list of exhibits filed with this Annual Report on Form 10-K incorporated herein by reference (numbered in accordance with Item 601 of Regulation S-K):

EXHIBIT INDEX

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

3.1	Restated Certificate of Incorporation	10-Q	001-39398	3.1	October 14, 2020

3.2	Amended and Restated Bylaws	8-K	001-39398	3.1	December 16, 2022

4.1	Form of Common Stock Certificate	S-1	333-239651	4.1	July 2, 2020

4.2	Description of Registrant’s Securities	10-K	001-39398	4.3	February 9, 2023

4.3	Form of Pre-funded Warrant	8-K	001-39398	4.1	July 8, 2022

4.4	Form of Pre-funded Warrant	8-K	001-39398	4.1	April 12, 2024

10.1	Form of Indemnity Agreement	S-1	333-239651	10.1	July 2, 2020

10.2*	2012 Equity Incentive Plan, as amended, and forms of award agreements	S-1	333-239651	10.2	July 2, 2020

10.3*	2020 Equity Incentive Plan and forms of award agreements	S-1/A	333-239651	10.3	July 20, 2020

10.4*	2020 Employee Stock Purchase Plan and forms of award agreements	S-1/A	333-239651	10.4	July 20, 2020

10.5	2024 Equity Inducement Plan and forms of award agreements	S-8	333-282917	99.1	October 31, 2024

10.6*	Employment Agreement, dated July 15, 2020, by and between the Registrant and Arthur T. Sands	S-1/A	333-239651	10.5	July 20, 2020

10.7*	Letter Agreement, dated June 15, 2020, by and between the Registrant and Arthur T. Sands	S-1	333-239651	10.11	July 2, 2020

10.8*	Employment Agreement, dated July 15, 2020, by and between the Registrant and Gwenn Hansen	S-1/A	333-239651	10.7	July 20, 2020

10.9*	Employment Agreement, dated July 15, 2020, by and between the Registrant and Christine Ring	10-K	001-39398	10.7	February 16, 2021

10.10*	Employment Agreement, dated July 15, 2020, by and between the Registrant and Hans van Houte	10-K	001-39398	10.9	January 28, 2022

10.11*	Executive Severance and Change in Control Plan, as amended and restated on January 19, 2022, and form of Participation Agreement thereunder	10-K	001-39398	10.11	January 28, 2022

10.12	Lease Agreement, dated as of March 1, 2022, between 8800 Technology Forest Pl, LLC and the Registrant	10-Q	001-39398	10.1	April 8, 2022

10.13	First Amendment to Lease Agreement, dated August 25, 2023, by and between 8800 Technology Forest PL, LLC and the Registrant	10-Q	001-39398	10.2	October 12, 2023

10.14†‡	Sublease Agreement, dated as of February 21, 2025, between Janssen Research & Development, LLC and the Registrant	10-Q	001-39398	10.1	April 8, 2025

10.15†‡	Amendment No. 1 to Sublease Agreement, dated as of May 31, 2025, between Janssen Research & Development, LLC and the Registrant	10-Q	001-39398	10.1	July 9, 2025

10.16†‡	Collaboration, Option and License Agreement, dated June 10, 2019, by and between the Registrant and Gilead Sciences, Inc., as amended	S-1	333-239651	10.9	July 2, 2020

10.17	First Amendment to Collaboration, Option and License Agreement, dated August 13, 2019, by and between the Registrant and Gilead Sciences, Inc.	10-Q	001-39398	10.2	October 6, 2022

10.18‡	Second Amendment to Collaboration, Option and License Agreement, dated September 9, 2022, by and between the Registrant and Gilead Sciences, Inc.	10-Q	001-39398	10.3	October 6, 2022

10.19†‡	Collaboration and License Agreement, dated December 19, 2019, by and between the Registrant and Genzyme Corporation	S-1	333-239651	10.10	July 2, 2020

10.20†	First Amendment to Collaboration and License Agreement, dated January 6, 2021, by and between the Registrant and Genzyme Corporation	10-K	001-39398	10.11	February 16, 2021

10.21†	Second Amendment to Collaboration and License Agreement, dated December 16, 2021, by and between the Registrant and Genzyme Corporation	10-Q	001-39398	10.4	October 6, 2022

10.22†	Third Amendment to Collaboration and License Agreement, dated July 7, 2022, by and between the Registrant and Genzyme Corporation	10-Q	001-39398	10.5	October 6, 2022

10.23†‡	Fourth Amendment to Collaboration and License Agreement, dated August 11, 2022, by and between the Registrant and Genzyme Corporation	10-Q	001-39398	10.6	October 6, 2022

10.24†‡	Fifth Amendment to Collaboration and License Agreement, dated November 3, 2023, by and between the Registrant and Genzyme Corporation	10-K	001-39398	10.24	February 15, 2024

10.25†	Sixth Amendment to Collaboration and License Agreement, dated March 6, 2024, by and between the Registrant and Genzyme Corporation	10-Q	001-39398	10.1	April 10, 2024

10.26†‡	Collaboration and License Agreement, dated September 6, 2023, by and between the Registrant and Seagen Inc.	10-K	001-39398	10.25	February 15, 2024

10.27	Equity Distribution Agreement, dated August 4, 2021, by and between the Registrant and Piper Sandler & Co.	S-3	333-258448	1.2	August 4, 2021

10.28	Amendment No. 1 to the Equity Distribution Agreement, dated July 11, 2024, by and between the Registrant and Piper Sandler & Co.	8-K	001-39398	10.1	July 11, 2024

10.29	Amendment No. 2 to the Equity Distribution Agreement, dated October 31, 2024, by and between the Registrant and Piper Sandler & Co.	8-K	001-39398	10.1	October 31, 2024

19.1	Insider Trading Policy	10-K	001-39398	19.1	January 28, 2025

21.1	Subsidiaries of the Registrant	10-K	001-39398	21.1	January 28, 2022

23.1	Consent of Independent Registered Public Accounting Firm					X

24.1	Power of Attorney (reference is made to the signature page hereto)					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

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

NURIX THERAPEUTICS, INC.

Date: January 28, 2026	By:	/s/ ARTHUR T. SANDS
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

Name	Title	Date

/s/ ARTHUR T. SANDS	President, Chief Executive Officer and Director (Principal Executive Officer)	January 28, 2026
Arthur T. Sands, M.D., Ph.D.

/s/ HANS VAN HOUTE	Chief Financial Officer (Principal Financial and Accounting Officer)	January 28, 2026
Hans van Houte

/s/ JULIA P. GREGORY	Chairman and Director	January 28, 2026
Julia P. Gregory

/s/ ROY D. BAYNES	Director	January 28, 2026
Roy D. Baynes, M.D., Ph.D.

/s/ ROGER DANSEY	Director	January 28, 2026
Roger Dansey, M.D.

/s/ ANIL KAPUR	Director	January 28, 2026
Anil Kapur

/s/ David L. Lacey	Director	January 28, 2026
David L. Lacey, M.D.

/s/ JUDITH A. REINSDORF	Director	January 28, 2026
Judith A. Reinsdorf, J.D.

/s/ EDWARD C. SALTZMAN	Director	January 28, 2026
Edward C. Saltzman

/s/ PAUL M. SILVA	Director	January 28, 2026
Paul M. Silva