Form 10-Q
period 2026-02-28
Nurix Therapeutics, Inc.
filed 2026-04-08
CIK 1549595

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________________________________________________________
FORM 10-Q
______________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2026
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                 to
Commission File Number: 001-39398
______________________________________________________________________
NURIX THERAPEUTICS, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	27-0838048
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1600 Sierra Point Parkway, Brisbane, CA	94005
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (415) 660-5320
______________________________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	NRIX	Nasdaq Global Market
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 1, 2026, the Registrant had 103,405,813 shares of common stock, $0.001 par value per share, outstanding.

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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
NURIX THERAPEUTICS, INC.
CONDENSED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

	February 28, 2026	November 30, 2025
Assets
Current assets:
Cash and cash equivalents	$71,195	$246,960
Marketable securities	469,537	345,981
Prepaid expenses and other current assets	13,662	13,878
Total current assets	554,394	606,819
Operating lease right-of-use assets	51,657	50,517
Property and equipment, net	21,697	22,490
Restricted cash	968	968
Other assets	7,414	7,341
Total assets	$636,130	$688,135
Liabilities and stockholdersʼ equity
Current liabilities:
Accounts payable	$10,293	$11,215
Accrued expenses and other current liabilities	59,950	54,852
Operating lease liabilities, current	3,202	2,824
Deferred revenue, current	18,754	17,580
Total current liabilities	92,199	86,471
Operating lease liabilities, net of current portion	55,453	52,906
Deferred revenue, net of current portion	7,585	10,011
Total liabilities	155,237	149,388
Commitments and contingencies (Note 6)
Stockholdersʼ equity:
Preferred stock, $0.001 par value— 10,000,000 shares authorized as of February 28, 2026 and November 30, 2025; no shares issued and outstanding as of February 28, 2026 and November 30, 2025	—	—
Common stock, $0.001 par value— 500,000,000 shares authorized as of February 28, 2026 and November 30, 2025; 103,399,813 and 101,807,484 shares issued and outstanding as of February 28, 2026 and November 30, 2025, respectively	103	102
Additional paid-in capital	1,571,134	1,541,766
Accumulated other comprehensive income	56	105
Accumulated deficit	(1,090,400)	(1,003,226)
Total stockholdersʼ equity	480,893	538,747
Total liabilities and stockholdersʼ equity	$636,130	$688,135
The accompanying notes are an integral part of these unaudited condensed financial statements.

NURIX THERAPEUTICS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended February 28,
	2026	2025
Revenue:
Collaboration revenue	$6,252	$18,453
Total revenue	6,252	18,453
Operating expenses:
Research and development	84,137	69,663
General and administrative	14,610	11,654
Total operating expenses	98,747	81,317
Loss from operations	(92,495)	(62,864)
Interest and other income, net	5,321	6,513
Net loss	$(87,174)	$(56,351)
Net loss per share, basic and diluted	$(0.79)	$(0.67)
Weighted-average number of shares outstanding, basic and diluted	110,071,668	83,560,795
The accompanying notes are an integral part of these unaudited condensed financial statements.

NURIX THERAPEUTICS, INC.
CONDENSED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended February 28,
	2026	2025
Net loss	$(87,174)	$(56,351)
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on available-for-sale marketable securities	(49)	76
Total comprehensive loss	$(87,223)	$(56,275)
The accompanying notes are an integral part of these unaudited condensed financial statements.

NURIX THERAPEUTICS, INC.
CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)
(unaudited)

	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Shares	Amount
Balance as of November 30, 2024	75,870,718	$76	$1,265,536	$150	$(738,769)	$526,993
Exercise of stock options	37,428	—	221	—	—	221
Vesting of restricted stock units	242,923	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	83,730	—	1,252	—	—	1,252
Stock-based compensation	—	—	8,726	—	—	8,726
Unrealized gain on available-for-sale marketable securities	—	—	—	76	—	76
Net loss	—	—	—	—	(56,351)	(56,351)
Balance as of February 28, 2025	76,234,799	$76	$1,275,735	$226	$(795,120)	$480,917

	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Shares	Amount
Balance as of November 30, 2025	101,807,484	$102	$1,541,766	$105	$(1,003,226)	$538,747
Issuance of common stock in “at the market” financing, net of issuance costs	1,000,000	1	17,993	—	—	17,994
Exercise of stock options	77,942	—	375	—	—	375
Vesting of restricted stock units	330,395	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	183,992	—	1,596	—	—	1,596
Stock-based compensation	—	—	9,404	—	—	9,404
Unrealized loss on available-for-sale marketable securities	—	—	—	(49)	—	(49)
Net loss	—	—	—	—	(87,174)	(87,174)
Balance as of February 28, 2026	103,399,813	$103	$1,571,134	$56	$(1,090,400)	$480,893
The accompanying notes are an integral part of these unaudited condensed financial statements.

NURIX THERAPEUTICS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended February 28,
	2026	2025
Cash flows from operating activities
Net loss	$(87,174)	$(56,351)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,196	2,350
Stock-based compensation	9,404	8,722
Net accretion of discount on marketable securities	(1,978)	(3,557)
Loss on disposal of property and equipment	160	—
Amortization of operating lease right-of-use assets	1,580	1,778
Changes in operating assets and liabilities:
Prepaid expenses and other assets	1,287	(6,252)
Accounts payable	(461)	(3,209)
Deferred revenue	(1,252)	(9,826)
Operating lease liabilities	205	(1,680)
Accrued expenses and other current liabilities	4,119	6,938
Net cash used in operating activities	(71,914)	(61,087)
Cash flows from investing activities
Purchases of marketable securities	(255,934)	(110,183)
Maturities of marketable securities	133,153	139,201
Purchases of property and equipment	(1,045)	(3,485)
Net cash provided by (used in) investing activities	(123,826)	25,533
Cash flows from financing activities
Proceeds from exercise of stock options	375	221
Proceeds from issuance of common stock under employee stock purchase plan	1,596	1,252
Proceeds from issuances of common stock in “at the market” financing, net of issuance costs	18,004	—
Net cash provided by financing activities	19,975	1,473
Net decrease in cash, cash equivalents and restricted cash	(175,765)	(34,081)
Cash, cash equivalents and restricted cash at beginning of period	247,928	110,898
Cash, cash equivalents and restricted cash at end of period	$72,163	$76,817
Supplemental disclosures of non-cash investing and financing activities:
Additions to property and equipment included in accounts payable and accrued expenses and other current liabilities	$1,701	$1,196
Right-of-use assets recognized in exchange for lease obligations	$2,720	$—

	As of February 28,
	2026	2025
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$71,195	$75,916
Restricted cash	968	901
Total cash, cash equivalents and restricted cash	$72,163	$76,817
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
The Company was not required to sell any shares at any time during the term of the Equity Distribution Agreement. The Company agreed to pay Piper Sandler a commission of 3.0% of the gross sales price of any shares sold pursuant to the Equity Distribution Agreement. In June 2022, the Company issued and sold 2,000,000 shares of common stock under the Equity Distribution Agreement at a price of $10.00 per share for gross proceeds of $20.0 million before deducting offering commissions and expenses paid by the Company. In May 2024, the Company issued and sold 3,194,809 shares of common stock under the Equity Distribution Agreement at various prices ranging from $15.50 to $16.00 per share for total gross proceeds of $50.2 million, before deducting offering commissions and expenses paid by the Company.
In June 2024, the Company filed an automatic shelf registration statement on Form S-3 (the Automatic Shelf Registration Statement). The Automatic Shelf Registration Statement, which includes a base prospectus, allows the Company at any time to offer and sell the Company’s registered common stock, preferred stock, debt securities, warrants, subscriptions rights and/or units or any combination of securities described in the prospectus in one or more offerings. On July 11, 2024, the Company entered into Amendment No. 1 to the Equity Distribution Agreement (as amended, the Amended Equity Distribution Agreement), pursuant to which, from time to time, the Company could offer and sell through Piper Sandler up to $150.0 million of common stock registered under the Automatic Shelf Registration Statement pursuant to one or more “at the market” offerings.
The Company was not required to sell any shares at any time during the term of the Amended Equity Distribution Agreement. The Company agreed to pay Piper Sandler a commission of up to 3.0% of the gross sales price of any shares sold pursuant to the Amended Equity Distribution Agreement. In August 2024, the Company issued and sold 2,145,000 shares of common stock under the Amended Equity Distribution Agreement at a price of $20.00 per share for total gross proceeds of $42.9 million before deducting offering commissions and expenses paid by the Company. In October 2024, the Company issued and sold 4,803,573 shares of common stock under the Amended Equity Distribution Agreement at various prices ranging from $21.50 to $25.00 per share for total gross proceeds of $107.1 million, before deducting offering commissions and expenses paid by the Company.

On October 31, 2024, the Company entered into Amendment No. 2 to the Equity Distribution Agreement (as amended, the Second Amended Equity Distribution Agreement), pursuant to which, from time to time, the Company could offer and sell through Piper Sandler up to $300.0 million of common stock registered under the Automatic Shelf Registration Statement pursuant to one or more “at the market” offerings. The Company was not required to sell any shares at any time during the term of the Second Amended Equity Distribution Agreement. The Company agreed to pay Piper Sandler a commission of up to 3.0% of the gross sales price of any shares sold pursuant to the Second Amended Equity Distribution Agreement. In November 2024, the Company issued and sold 3,634,393 shares of common stock under the Second Amended Equity Distribution Agreement at a price of $26.25 per share for total gross proceeds of $95.4 million before deducting offering commissions and expenses paid by the Company. In January 2026, the Company issued and sold 1,000,000 shares of common stock under the Second Amended Equity Distribution Agreement at a price of $18.25 per share for total gross proceeds of $18.3 million before deducting offering commissions and expenses paid by the Company. As of February 28, 2026, the Company had $186.3 million of common stock remaining available for sale under the Second Amended Equity Distribution Agreement.
On March 6, 2026, the Company entered into Amendment No. 3 to the Equity Distribution Agreement (as amended, the Third Amended Equity Distribution Agreement), pursuant to which, from time to time, the Company may offer and sell through Piper Sandler up to $413.65 million of common stock, which includes $113.65 million in gross proceeds sold under the Second Amended Equity Distribution Agreement, registered under the Automatic Shelf Registration Statement pursuant to one or more “at the market” offerings. The Company is not required to sell any shares at any time during the term of the Third Amended Equity Distribution Agreement. The Company agreed to pay Piper Sandler a commission of up to 3.0% of the gross sales price of any shares sold pursuant to the Third Amended Equity Distribution Agreement.
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

The accompanying condensed financial statements have been prepared assuming that the Company will continue as a going concern. As of February 28, 2026, the Company had cash, cash equivalents and marketable securities of $540.7 million and an accumulated deficit of $1.1 billion. Management believes that its cash, cash equivalents and short-term marketable securities are sufficient to continue operating activities for at least 12 months following the issuance date of these condensed financial statements. Future capital requirements will depend on many factors, including the timing and extent of spending on research and development and payments the Company may receive under its collaboration agreements with Sanofi, Gilead and Pfizer or future collaboration agreements, if any. There can be no assurance that, in the event the Company requires additional financing, such financing will be available at terms acceptable to the Company if at all. If additional capital is not available, failure to generate sufficient cash flows from operations, raise additional capital and reduce discretionary spending could have a material adverse effect on the Company’s ability to achieve its intended business objectives. Management considered whether there are conditions or events that raise substantial doubt about the Company’s ability to continue as a going concern and evaluated the funds necessary to maintain operations. Based on the Company’s current forecast of future operating results, the Company has concluded that its cash, cash equivalents and marketable securities are sufficient to continue operating activities for at least 12 months following the issuance date of these condensed financial statements.
2. Summary of Significant Accounting Policies
Basis of Presentation
The Company’s condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) and applicable rules and regulations of the SEC regarding interim financial reporting. The Company’s condensed financial statements have been prepared on the same basis as the annual financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for the fair statement of the Company’s financial position as of and for the three months ended February 28, 2026. The condensed balance sheet as of November 30, 2025, was derived from the audited annual financial statements as of that date. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted from these interim financial statements. These interim financial statements and related disclosures have been prepared with the presumption that users of the interim financial statements have read or have access to the audited annual financial statements for the preceding fiscal year. Accordingly, these financial statements should be read in conjunction with the audited annual financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended November 30, 2025, as filed with the SEC on January 28, 2026. These interim results are not necessarily indicative of results to be expected for the full fiscal year or any future interim period.
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
Significant Accounting Policies
There were no changes to the Company’s significant accounting policies during the three months ended February 28, 2026.

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
Upon signing the Gilead Agreement, Gilead paid the Company an upfront payment of $45.0 million plus $3.0 million in additional fees. In addition, from the signing of the Gilead Agreement to February 28, 2026, the Company has received payments of $47.0 million for research milestones and additional payments, $20.0 million for a license option exercise payment, $15.0 million in research term extension fees and $5.0 million for a clinical milestone payment. As of February 28, 2026, the Company is eligible to receive up to approximately $1.8 billion in total additional payments, including payments of up to $508.5 million upon the achievement of specified research and development milestones, up to $60.0 million in certain additional fees related to target licensing and reservation and up to $1.2 billion upon the achievement of certain sales milestones. The Company also is eligible to receive mid-single digit to low tens percentage tiered royalties on annual net sales from any commercial products directed to the optioned collaboration targets, subject to certain reductions and excluding sales in the United States of any products for which the Company exercises its option to co-develop and co-promote, for which the parties share profits and losses evenly.
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
In order to determine the transaction price, the Company evaluated all the payments to be received during the duration of the contract. Certain milestone payments and additional fees were considered variable consideration, which were not included in the transaction price based on the most likely amount method as of February 28, 2026. The Company re-evaluates the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur. The Company determined that the transaction price at the inception of the initial research term consisted of the upfront payment of $45.0 million and $3.0 million in additional fees. Upon the achievement of research milestones and additional fees related to target reservations, $47.0 million in variable consideration was added to the transaction price, and a cumulative effect was recorded as revenue in the period the transaction price increased. The transaction price is recognized as collaboration revenue using the cost-based input method over the estimated initial research term of five years, which represents the estimated timing of completion of the identified deliverables. Additionally, the Company considered the impact of Gilead terminating the Gilead Agreement prior to the completion of the research services during the five-year initial research term and determined that there were significant economic costs to Gilead for doing so, and as such, did not adjust the contract term. The initial research term ended in the third quarter of fiscal year 2024.
The Gilead Research Term Extension, which has a term of two years and did not represent a material right at the inception of the Gilead Agreement because it does not contain a significant and incremental discount, is accounted for as a separate contract commencing in June 2024. The research term extension fee of $15.0 million is recognized as collaboration revenue using the cost-based input method over the estimated extended research term of two years, which represents the estimated timing of completion of the identified deliverables. As of February 28, 2026, no milestones have been achieved related to the extended research term.
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
For the three months ended February 28, 2026, the Company recognized collaboration revenue related to the Gilead Research Extension of $1.5 million, all of which was included in deferred revenue as of the beginning of the period. For the three months ended February 28, 2025, the Company recognized collaboration revenue related to the Gilead Research Extension of $1.7 million, all of which was related to the $15.0 million research term extension fee received in the second quarter of fiscal year 2024. As of February 28, 2026, deferred revenue related to the Gilead Agreement was $2.3 million, all of which was current. As of November 30, 2025, deferred revenue related to the Gilead Agreement was $3.8 million, all of which was current.
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
Upon signing the Sanofi Agreement, Sanofi paid the Company an upfront payment of $55.0 million. Subsequently, in January 2021, Sanofi paid the Company an additional $22.0 million to exercise its option to expand the number of targets beyond the initial targets included in the collaboration. In addition, from the signing of the Sanofi Agreement to February 28, 2026, the Company has received payments of $20.0 million for research milestones and $30.0 million for license extension fees. As of February 28, 2026, the Company is eligible to receive up to approximately $930.0 million in total additional payments, including payments of up to $180.0 million upon the achievement of specified research and development milestones, up to $250.0 million upon the achievement of specified regulatory milestones and up to $500.0 million upon the achievement of certain sales milestones. The Company is also eligible to receive mid-single digit to low teen percentage tiered royalties on annual net sales of any commercial products that may result from the collaboration, subject to certain reductions and excluding sales in the United States of any products for which the Company exercises its option to co-develop and co-promote, for which the parties share profits and losses evenly.

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
In order to determine the transaction price, the Company evaluated all the payments to be received during the duration of the contract. Certain milestone payments and additional fees were considered variable consideration, which were not included in the transaction price based on the most likely amount method as of February 28, 2026. The Company re-evaluates the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur. At the inception of the Sanofi Agreement, the Company determined that the transaction price consisted of the upfront payment of $55.0 million for three initial drug targets and $22.0 million for two additional targets. Subsequently, upon the achievement of research milestones, $20.0 million in variable consideration was added to the transaction price, and a cumulative effect was recorded as revenue in the period the transaction price increased. Revenue is recognized using the cost-based input method over the research term of 4.25 years, the revised research period that was agreed to in January 2021 in the First Sanofi Amendment for certain targets, and 5.25 years, the revised research period due to the target substitutions in July 2022, for certain other targets. The research period was extended as part of the Sixth Sanofi Amendment and a cumulative effect was recorded in the second quarter of fiscal year 2024. The research term ended in the second quarter of fiscal year 2025.
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
For the three months ended February 28, 2026, the Company recognized no collaboration revenue related to the Sanofi Agreement. For the three months ended February 28, 2025, the Company recognized collaboration revenue related to the Sanofi Agreement of $12.8 million, of which $6.0 million was included in deferred revenue as of the beginning of the period, and $6.2 million was related to activities satisfied in previous periods. There was no deferred revenue related to the Sanofi Agreement as of February 28, 2026, and November 30, 2025, and all performance obligations were satisfied.
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
Under the terms of the Pfizer Agreement, the Company received an upfront payment of $60.0 million. In addition, from the signing of the Pfizer Agreement to February 28, 2026, the Company has received payments of $15.0 million for research milestones. As of February 28, 2026, the Company is eligible to receive up to approximately $3.4 billion in contingent payments across multiple programs, including payments of up to $621.0 million upon the achievement of specified research and development milestones, up to $19.5 million in certain additional fees related to target licensing and reservation, up to $873.0 million upon the achievement of specified regulatory milestones and up to $1.8 billion upon the achievement of certain sales milestones. The Company is also eligible for mid-single to low double digit percentage tiered royalties on future sales.
Subject to the exceptions described in the Pfizer Agreement, the Pfizer Agreement expires upon the first to occur of (1) the expiration of the last-to-expire option exercise period under the Pfizer Agreement if no such option has been exercised prior to such expiration and (2) the expiration of the last-to-expire royalty term under the Pfizer Agreement.
The Company identified the following promises in the Pfizer Agreement: (1) the research licenses, (2) the research services, (3) the participation of a gatekeeper and alliance managers and the participation in various joint committees, and (4) the obligation to share information during the research term. The Company determined that the research licenses, the participation in the joint committees and the obligation to share information are not capable of being distinct from the research services, and, accordingly, the identified promises were combined as one single performance obligation. The Company also determined that, at the inception of the Pfizer Agreement, Pfizer’s options to obtain an exclusive development, manufacturing and commercialization license for each collaboration target and to extend the four-year research term do not represent material rights and are not considered performance obligations because they do not contain a significant and incremental discount. Additionally, Pfizer’s target reservation right is not a performance obligation as it is an exclusivity right and an attribute of other performance obligations in the Pfizer Agreement, such as the research licenses, and does not require any specific actions from the Company.
In order to determine the transaction price, the Company evaluated all the payments to be received during the duration of the contract. Milestone payments and additional fees were considered variable consideration, which were not included in the transaction price based on the most likely amount method as of February 28, 2026. The Company re-evaluates the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur. The Company determined that the transaction price at the inception of the Pfizer Agreement consisted of the upfront payment of $60.0 million. Subsequently, upon achievement of research milestones, $15.0 million in variable consideration was added to the transaction price and a cumulative effect was recorded as revenue in the period the transaction price increased. The transaction price is recognized as collaboration revenue using the cost-based input method over the estimated research term of four years, not to extend beyond six years, which represents the estimated period to complete the identified deliverables. Additionally, the Company considered the impact of Pfizer terminating the Pfizer Agreement prior to the completion of the research services during the initial four-year research term and determined that there were significant economic costs to Pfizer for doing so, and as such, did not adjust the contract term.
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
For the three months ended February 28, 2026, the Company recognized collaboration revenue related to the Pfizer Agreement of $4.7 million, all of which was included in deferred revenue as of the beginning of the period. For the three months ended February 28, 2025, the Company recognized collaboration revenue related to the Pfizer Agreement of $4.0 million, all of which was included in deferred revenue as of the beginning of the period. As of February 28, 2026, deferred revenue related to the Pfizer Agreement was $24.0 million, of which $16.5 million was current. As of November 30, 2025, deferred revenue related to the Pfizer Agreement was $23.8 million, of which $13.8 million was current, and included $5.0 million in contract assets representing the unbilled amount related to the research milestone achieved in November 2025.

4. Condensed Balance Sheet Components
Property and Equipment, Net
Property and equipment, net, consisted of the following (in thousands):

	February 28, 2026	November 30, 2025
Laboratory equipment	$43,402	$43,573
Leasehold improvements	10,873	9,369
Computer equipment	496	542
Furniture and fixtures	634	631
Software	6,016	6,016
Software in progress	—	141
Total property and equipment, gross	61,421	60,272
Less: Accumulated depreciation and amortization	(39,724)	(37,782)
Total property and equipment, net	$21,697	$22,490
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	February 28, 2026	November 30, 2025
Accrued compensation	$25,865	$21,541
Accrued contract research and lab supplies	17,591	14,952
Accrued clinical	10,766	13,260
Accrued professional services	2,764	1,944
Accrued taxes	1,039	1,059
Other	1,925	2,096
Total accrued expenses and other current liabilities	$59,950	$54,852
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
The following tables present the Company’s investments, which consist of cash equivalents and available-for-sale marketable securities, that are measured at fair value on a recurring basis as of February 28, 2026, and November 30, 2025 (in thousands):

February 28, 2026	Level	Amortized cost	Unrealized gain	Unrealized loss	Estimated fair value
Money market funds	Level 1	$66,958	$—	$—	$66,958
U.S. treasury securities	Level 1	469,481	88	(32)	469,537
Total		$536,439	$88	$(32)	$536,495
Included in cash and cash equivalents		$66,958	$—	$—	$66,958
Included in marketable securities, current		$469,481	$88	$(32)	$469,537

November 30, 2025	Level	Amortized cost	Unrealized gain	Unrealized loss	Estimated fair value
Money market funds	Level 1	$241,364	$—	$—	$241,364
U.S. treasury securities	Level 1	345,876	115	(10)	345,981
Total		$587,240	$115	$(10)	$587,345
Included in cash and cash equivalents		$241,364	$—	$—	$241,364
Included in marketable securities, current		$345,876	$115	$(10)	$345,981
The following tables summarize the available-for-sale marketable securities in an unrealized loss position for which an allowance for credit losses has not been recorded as of February 28, 2026, and November 30, 2025, aggregated by investment category and length of time in a continuous unrealized loss position (in thousands):

	Less than 12 months		Greater than 12 months		Total
February 28, 2026	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
U.S. treasury securities	$151,566	$(32)	$—	$—	$151,566	$(32)
Total	$151,566	$(32)	$—	$—	$151,566	$(32)

	Less than 12 months		Greater than 12 months		Total
November 30, 2025	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
U.S. treasury securities	$68,755	$(10)	$—	$—	$68,755	$(10)
Total	$68,755	$(10)	$—	$—	$68,755	$(10)
The accrued interest receivable related to the Company’s marketable securities was $2.4 million and $1.5 million as of February 28, 2026, and November 30, 2025, respectively, and was included in prepaid expenses and other current assets on the condensed balance sheet.
The Company classifies its money market funds and U.S. treasury securities, which are valued based on quoted market prices in active markets with no valuation adjustment, as Level 1 assets within the fair value hierarchy.
The Company classifies its marketable securities in U.S. government agency securities as Level 2 assets within the fair value hierarchy. The fair values of these marketable securities are estimated by taking into consideration valuations obtained from third-party pricing services. The pricing services utilize industry standard valuation models, including both income- and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of and broker/dealer quotes on the same or similar securities, issuer credit spreads, benchmark securities, prepayment/default projections based on historical data and other observable inputs. There were no transfers of financial instruments between valuation levels during the three months ended February 28, 2026 and 2025.
As of February 28, 2026, and November 30, 2025, the unrealized losses for available-for-sale securities were non-credit related, and the Company does not intend to sell the securities that were in an unrealized loss position, nor will it be required to sell those securities before recovery of their amortized cost basis, which may be maturity. As of February 28, 2026, and November 30, 2025, no allowance for credit losses for the Company’s marketable securities was recorded. During the three months ended February 28, 2026 and 2025, the Company did not recognize any impairment losses related to marketable securities.

6. Commitments and Contingencies
Legal Proceedings
From time to time, the Company may be involved in legal proceedings in the ordinary course of business. The Company accrues a liability for such matters when it is probable that future expenditures will be made and that such expenditures can be reasonably estimated. Significant judgment is required to determine both probability and the estimated amount. Legal fees and other costs associated with such actions are expensed as incurred. As of February 28, 2026, the Company was not a party to any material legal proceedings.
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
In addition, the Company has entered into indemnification agreements with directors and certain officers and employees that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers or employees. No demands have been made upon the Company to provide indemnification under such agreements, and thus, there are no claims that the Company is aware of that could have a material effect on the condensed financial statements. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is not specified in the agreements. However, the Company currently has directors’ and officers’ insurance that reduces its exposure and may enable the Company to recover a portion of any future amounts paid.
Operating Leases
The Company previously leased office and laboratory facilities in San Francisco, California. The related lease agreements expired in accordance with their terms on December 31, 2025. The Company vacated the premises and has no further obligations under these agreements. Accordingly, the ROU assets and corresponding lease liabilities associated with these facilities were fully amortized and settled as of February 28, 2026.
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
The Company is required to pay base rent plus its proportionate share of operating expenses, as defined in the applicable lease agreement on all of its leases. Variable lease payments related to operating expenses including utilities, maintenance costs and real estate taxes were $0.9 million and $1.9 million for the three months ended February 28, 2026 and 2025, respectively.

Operating lease expenses, excluding variable lease payments, were $2.6 million and $2.2 million for the three months ended February 28, 2026 and 2025, respectively. Short-term lease expense was not material for the periods presented.
Other information related to leases were as follows (in thousands):

	Three Months Ended February 28,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Cash flows from operating leases	$775	$2,151
7. Common Stock
The Company’s Restated Certificate of Incorporation authorizes the Company to issue up to 500,000,000 shares of common stock, $0.001 par value per share, as of February 28, 2026, and November 30, 2025. Holders of common stock are entitled to dividends when and if declared by the Company’s board of directors, subject to the prior rights of the holders of shares of preferred stock. The holder of each share of common stock is entitled to one vote. As of February 28, 2026, no dividends have been declared.
In July 2022, the Company issued the 2022 Pre-Funded Warrants to purchase an aggregate of 6,814,920 shares of the Company’s common stock at a price of $13.939 per pre-funded warrant. As of February 28, 2026, a total of 6,097,560 of the 2022 Pre-Funded Warrants remained available for exercise.
In April 2024, the Company issued the 2024 Pre-Funded Warrants to purchase an aggregate of 1,500,100 shares of the Company’s common stock at a price of $14.999 per pre-funded warrant. As of February 28, 2026, a total of 1,480,349 of the 2024 Pre-Funded Warrants remained available for exercise.
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
The pre-funded warrants were classified as a component of permanent equity on the Company’s condensed balance sheet as they are freestanding financial instruments that are immediately exercisable, do not embody an obligation for the Company to repurchase its own shares and permit the holders to receive a fixed number of shares of common stock upon exercise. All of the shares underlying the pre-funded warrants have been included in the weighted-average number of shares of common stock used to calculate net loss per share, basic and diluted, attributable to common stockholders because the shares may be issued for little or no consideration, are fully vested and are exercisable after the original issuance date of the pre-funded warrants.
Common stock reserved for future issuance, on an as-if converted basis consists of the following:

	February 28, 2026	November 30, 2025
Options to purchase common stock issued and outstanding	12,805,474	11,372,272
Restricted stock units issued and outstanding	3,373,929	2,245,837
Shares available for future equity grants	4,249,145	3,146,477
Shares available for issuance under employee stock purchase plan	3,141,332	2,307,250
Pre-funded warrants issued and outstanding	7,577,909	7,577,909
Total common stock reserved for future issuance	31,147,789	26,649,745
8. Stock-Based Compensation
Equity Incentive Plans
The Company’s 2020 Equity Incentive Plan (the 2020 Plan) serves as the successor to the Company’s 2012 Equity Incentive Plan (together with the 2020 Plan, the Stock Plans) and provides for the granting of stock options, stock appreciation rights, restricted stock units (RSUs), performance awards and stock bonus awards to employees, directors, consultants, independent contractors and advisors of the Company. As of February 28, 2026, the Company had 2,146,445 shares of common stock available for grant under the Stock Plans.

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
The Company has reserved 3,000,000 shares of common stock for issuance pursuant to non-qualified stock options and RSUs under the 2024 Inducement Plan. As of February 28, 2026, the Company had 2,102,700 shares of common stock available for grant under the 2024 Inducement Plan.
Option activity under the Stock Plans and the 2024 Inducement Plan is set forth below:

	Number of options outstanding	Weighted- average exercise price
Balances as of November 30, 2025	11,372,272	$15.76
Options granted	1,869,552	16.73
Options exercised	(77,942)	4.82
Options forfeited	(358,408)	20.47
Balances as of February 28, 2026	12,805,474	$15.83
RSU activity under the Stock Plans and 2024 Inducement Plan is set forth below:

	Number of RSUs	Weighted-average grant date fair value
Balances as of November 30, 2025	2,245,837	$14.02
RSUs granted	1,605,456	16.62
RSUs vested	(330,395)	13.80
RSUs forfeited	(146,969)	17.37
Balances as of February 28, 2026	3,373,929	$15.13
Employee Stock Purchase Plan
Under the Company’s 2020 Employee Stock Purchase Plan (the ESPP), eligible employees are entitled to purchase shares of common stock with accumulated payroll deductions. During the three months ended February 28, 2026, the Company issued 183,992 shares of common stock pursuant to the ESPP at a weighted-average price of $8.67 per share.
Stock-Based Compensation
Stock-based compensation expense related to the Stock Plans, the 2024 Inducement Plan and the ESPP that is included in the Company’s condensed statements of operations is as follows (in thousands):

	Three Months Ended, February 28,
	2026	2025
Research and development	$5,347	$5,144
General and administrative	4,057	3,578
Total stock-based compensation	$9,404	$8,722
As of February 28, 2026, the total compensation cost related to stock-based awards not yet recognized was $89.8 million, which is expected to be amortized on a straight-line basis over the weighted-average remaining vesting period of approximately 2.5 years.

9. Defined Contribution Plan
The Company sponsors a defined-contribution savings plan under Section 401(k) of the Internal Revenue Code of 1986, as amended (the 401(k) Plan), which provides for the Company to make discretionary matching or discretionary annual contributions to the 401(k) Plan, for its employees. Substantially all of the Company’s employees are eligible to participate in the 401(k) Plan. Employees may contribute a percentage of their annual compensation to the plan, subject to statutory limitations. The Company has made contributions to the 401(k) Plan and recorded contribution expense of $0.5 million for each of the three months ended February 28, 2026 and 2025.
10. Income Taxes
The Company did not record any current income tax expense or provision for the three months ended February 28, 2026 and 2025. Deferred income taxes reflect the net tax effects of loss and credit carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Realization of the deferred tax assets is dependent upon future taxable income, the amount, if any, and timing of which are uncertain. The Company has generated losses since inception and has established a valuation allowance to offset deferred tax assets as of February 28, 2026 and 2025 due to the uncertainty of realizing future tax benefits from its net operating loss (NOL) carryforwards and other deferred tax assets.
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
On July 4, 2025, the One Big Beautiful Bill Act (OBBBA) was enacted in the United States. The OBBBA includes several significant tax provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company will no longer be required to capitalize its domestic research and experimental costs under Section 174 of the Internal Revenue Code beginning with the tax year ending November 30, 2026. The enactment of OBBBA did not have a material impact on the condensed financial statements.
11. Net Loss Per Share
The following table sets forth the computation of the Company’s basic and diluted net loss per share attributable to common stockholders, which excludes shares which are legally outstanding but subject to repurchase by the Company (in thousands, except share and per share data):

	Three Months Ended February 28,
	2026	2025
Numerator:
Net loss	$(87,174)	$(56,351)
Denominator:
Weighted-average number of shares outstanding, basic and diluted(1)	110,071,668	83,560,795
Net loss per share, basic and diluted	$(0.79)	$(0.67)

(1)
The shares underlying the pre-funded warrants to purchase shares of the Company’s common stock have been included in the calculation of the weighted-average number of shares outstanding, basic and diluted, for the three months ended February 28, 2026 and 2025.

The following potentially dilutive securities were excluded from the computation of the diluted net loss per share of common stock for the periods presented because their effect would have been anti-dilutive:

	February 28,
	2026	2025
Options to purchase common stock issued and outstanding	12,805,474	11,191,041
Restricted stock units issued and outstanding	3,373,929	3,026,060
Shares expected to be purchased under employee stock purchase plan	95,396	81,800
Total	16,274,799	14,298,901
12. Related Party Transactions
The Company’s Chief Financial Officer is a trustee for the multiple employer welfare association that facilitates the acquisition and administration of the Company’s healthcare plans. Expenses related to the healthcare plan premiums were $1.5 million and $1.3 million for the three months ended February 28, 2026 and 2025, respectively. As of February 28, 2026, and November 30, 2025, the amount recorded in accounts payable and accrued expenses and other current liabilities in connection with this healthcare plan provider was not material.
13. Segment Information
The Company operates and manages its business as a single reportable and operating segment. The Company is in the business of discovery, development and commercialization of innovative targeted protein degradation medicines aimed at improving treatment options for patients with cancer and inflammatory diseases.
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
The Company does not allocate internal costs by product candidate. With respect to internal costs, several departments support multiple product candidate research and development programs, and therefore the costs cannot be allocated to a particular product candidate or development program.
In addition to the significant expense categories included within net loss presented in the Company's statements of operations, disaggregated research and development expenses are as follows (in thousands):

	Three Months Ended February 28,
	2026	2025
External clinical development expenses:
Bexobrutideg (NX-5948)	$23,974	$15,720
Zelebrudomide (NX-2127)	1,906	1,106
NX-1607	1,188	1,960
Internal research and development expenses	57,069	50,877
Total research and development expenses	$84,137	$69,663

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with (1) the unaudited condensed financial statements and the related notes included in Part I, Item 1 of this Quarterly Report on Form 10‑Q and (2) the audited financial statements and related notes and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended November 30, 2025, included in our Annual Report on Form 10‑K filed with the Securities and Exchange Commission (SEC) on January 28, 2026. As discussed in the section titled “Special Note Regarding Forward Looking Statements,” the following discussion and analysis contains forward looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those identified below and those discussed in the section titled “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10‑Q.
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
We have entered into several revenue generating collaborations with large biopharmaceutical companies, including Gilead, Sanofi and Pfizer, to leverage our DEL-AI platform for drug discovery. In aggregate, we have received $487.0 million in non-dilutive financing from our collaborators to date and, as of February 28, 2026, we are eligible to receive up to $6.1 billion in potential future fees and milestone payments, as well as royalties on future product sales. We retain certain options for co-development, co-commercialization and profit sharing in the United States for multiple drug candidates, pursuant to these collaborations.
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
Upon signing the Gilead Agreement, Gilead paid us an upfront payment of $45.0 million, plus $3.0 million in additional fees. In addition, from the signing of the Gilead Agreement to February 28, 2026, we have received payments of $47.0 million for research milestones and additional payments, $20.0 million for a license option exercise payment, $15.0 million in research term extension fees and $5.0 million for a clinical milestone payment. As of February 28, 2026, we are eligible to receive up to approximately $1.8 billion in total additional payments based on certain additional fees, payments and the successful completion of certain preclinical, clinical, development and sales milestones. We also are eligible to receive mid-single digit to low tens percentage tiered royalties on annual net sales from any commercial products directed to the optioned collaboration targets, subject to certain reductions and excluding sales in the United States of any products for which we exercise our option to co-develop and co-promote, for which the parties share profits and losses evenly.
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
We recognized collaboration revenue from the Gilead Agreement of $1.5 million and $1.7 million during the three months ended February 28, 2026 and 2025, respectively. As of February 28, 2026 and November 30, 2025, there was $2.3 million and $3.8 million, respectively, of deferred revenue related to payments received by us under the Gilead Agreement.
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
Upon signing the Sanofi Agreement, Sanofi paid us an upfront payment of $55.0 million. Subsequently, in January 2021, Sanofi paid us an additional $22.0 million to exercise its option to expand the number of targets beyond the initial targets included in the collaboration. In addition, from the signing of the Sanofi Agreement to February 28, 2026, we have received payments of $20.0 million for research milestones and $30.0 million for license extension fees. As of February 28, 2026, we are eligible to receive up to approximately $930.0 million in total additional payments based on certain additional fees, payments and the successful completion of certain research development, regulatory and sales milestones. We are also eligible to receive mid-single digit to low teen percentage tiered royalties on annual net sales of any commercial products that may result from the collaboration, subject to certain reductions and excluding sales in the United States of any products for which we exercise our option to co-develop and co-promote, for which the parties share profits and losses evenly.
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
We recognized no collaboration revenue from the Sanofi Agreement during the three months ended February 28, 2026, and $12.8 million of collaboration revenue during the three months ended February 28, 2025. As of February 28, 2026 and November 30, 2025, there was no deferred revenue related to payments received by us under the Sanofi Agreement and all performance obligations were satisfied.
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
Under the terms of the Pfizer Agreement, we received an upfront payment of $60.0 million. In addition, from the signing of the Pfizer Agreement to February 28, 2026, we have received payments of $15.0 million for research milestones. We are eligible to receive up to approximately $3.4 billion in contingent payments based on specified research, development, regulatory and commercial milestones across multiple programs. We are also eligible for mid-single to low double digit percentage tiered royalties on future sales.
Subject to the exceptions described in the Pfizer Agreement, the Pfizer Agreement expires upon the first to occur of (1) the expiration of the last-to-expire option exercise period under the Pfizer Agreement if no such option has been exercised prior to such expiration and (2) the expiration of the last-to-expire royalty term under the Pfizer Agreement.
We recognized collaboration revenue from the Pfizer Agreement of $4.7 million and $4.0 million during the three months ended February 28, 2026 and 2025, respectively. As of February 28, 2026 and November 30, 2025, there was $24.0 million and $23.8 million, respectively, of deferred revenue related to payments received by us under the Pfizer Agreement.
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
Since inception, we have generally incurred significant losses and negative cash flows from operations. During the three months ended February 28, 2026 and 2025, we incurred net losses of $87.2 million and $56.4 million, respectively. As of February 28, 2026, we had an accumulated deficit of $1.1 billion. These losses have resulted primarily from costs incurred in connection with research and development activities and general and administrative costs associated with our operations.
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

As of February 28, 2026, we had $540.7 million in cash, cash equivalents and marketable securities. We expect that our existing cash, cash equivalents and marketable securities are sufficient to fund our operations for at least the next 12 months. See the section titled “—Liquidity and Capital Resources” for more information. To finance our operations beyond that point, we will need to raise substantial additional capital to complete the development and commercialization of our drug candidates. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing and distribution arrangements. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans.
Impact of Current Business, Political and Macroeconomic Conditions
Uncertainty in the business, political and macroeconomic environments present significant risks to our business. We are subject to continuing risks and uncertainties, including increasing financial market volatility and uncertainty, inflation, interest rate fluctuations, changing tariff policies and trade restrictions, uncertainty with respect to the federal budget and debt ceiling and potential government shutdowns related thereto, instability in the global banking system, cybersecurity events, the impact of war or military conflict, including regional conflicts around the world, and public health pandemics. We closely monitor the impact of these factors on all aspects of our business, including the impacts on our clinical trial patients, employees, partners, suppliers, and vendors.
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

Our critical accounting policies and more significant areas involving management’s judgments and estimates used in preparation of our condensed financial statements are discussed in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended November 30, 2025. There have been no significant changes to these policies for the three months ended February 28, 2026.
Recent Accounting Pronouncements
Refer to Note 2, “Summary of Significant Accounting Policies—Recently Adopted Accounting Pronouncements” to our condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information.
Results of Operations
Comparison of the three months ended February 28, 2026 and 2025
Our results of operations are summarized as follows (in thousands):

	Three Months Ended February 28,		Change
	2026	2025
Revenue:
Collaboration revenue	$6,252	$18,453	$(12,201)
Total revenue	6,252	18,453	(12,201)
Operating expenses:
Research and development	84,137	69,663	14,474
General and administrative	14,610	11,654	2,956
Total operating expenses	98,747	81,317	17,430
Loss from operations	(92,495)	(62,864)	(29,631)
Interest and other income, net	5,321	6,513	(1,192)
Net loss	$(87,174)	$(56,351)	$(30,823)
Collaboration Revenue
Our collaboration revenue is summarized as follows (in thousands):

	Three Months Ended February 28,		Change
	2026	2025
Gilead	$1,520	$1,706	$(186)
Sanofi	—	12,776	(12,776)
Pfizer	4,732	3,971	761
Total collaboration revenue	$6,252	$18,453	$(12,201)
Our collaboration revenue decreased by $12.2 million during the three months ended February 28, 2026, compared to the three months ended February 28, 2025, primarily due to decreased revenue from our collaboration with Sanofi as we concluded the initial research term for certain drug targets. The decrease in collaboration revenue was partially offset by the increase in revenue from our collaboration with Pfizer due to a higher percentage of completion of performance obligations in the current period.
Research and Development Expenses
Our research and development expenses increased by $14.5 million during the three months ended February 28, 2026, compared to the three months ended February 28, 2025. There was an increase in clinical, contract manufacturing and consulting costs as we continued to accelerate the enrollment of patients in the ongoing clinical trials of bexobrutideg (NX-5948) and prepare for the initiation of additional trials, and an increase in contract research costs to support our ongoing collaborations. There was also an increase in compensation and related personnel costs due to an increase in headcount.

General and Administrative Expenses
Our general and administrative expenses increased by $3.0 million during the three months ended February 28, 2026, compared to the three months ended February 28, 2025. There was an increase in compensation and related personnel costs due to an increase in headcount.
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
In August 2021, we filed a shelf registration statement on Form S-3 with the SEC, which was amended in February 2023 (the Shelf Registration Statement) and which expired in August 2024 with respect to additional sales of securities. The Shelf Registration Statement, which included a base prospectus, allowed us to offer and sell up to $450.0 million of our registered common stock, preferred stock, debt securities, warrants, subscriptions rights and/or units or any combination of securities described in the prospectus in one or more offerings. In addition, in August 2021, we entered into an Equity Distribution Agreement with Piper Sandler & Co. (Piper Sandler) pursuant to which, from time to time, we could offer and sell through Piper Sandler up to $150.0 million of the common stock registered under the Shelf Registration Statement pursuant to one or more “at the market” offerings. We are not required to sell any shares at any time during the term of the Equity Distribution Agreement. We agreed to pay Piper Sandler a commission of 3.0% of the gross sales price of any shares sold pursuant to the Equity Distribution Agreement. In June 2022, we issued and sold 2,000,000 shares of common stock under the Equity Distribution Agreement at a price of $10.00 per share for gross proceeds of $20.0 million, before deducting offering commissions and expenses paid by us. In May 2024, we issued and sold 3,194,809 shares of common stock under the Equity Distribution Agreement at various prices ranging from $15.50 to $16.00 per share for total gross proceeds of $50.2 million, before deducting offering commissions and expenses paid by us (the May 2024 ATM Financing).
In June 2024, we filed an automatic shelf registration statement on Form S-3 (the Automatic Shelf Registration Statement). The Automatic Shelf Registration Statement, which includes a base prospectus, allows us at any time to offer and sell our registered common stock, preferred stock, debt securities, warrants, subscriptions rights and/or units or any combination of securities described in the prospectus in one or more offerings. On July 11, 2024, we entered into Amendment No. 1 to the Equity Distribution Agreement (as amended, the Amended Equity Distribution Agreement), pursuant to which, from time to time, we could offer and sell through Piper Sandler up to $150.0 million of common stock registered under the Automatic Shelf Registration Statement pursuant to one or more “at the market” offerings. We were not required to sell any shares at any time during the term of the Amended Equity Distribution Agreement. We agreed to pay Piper Sandler a commission of up to 3.0% of the gross sales price of any shares sold pursuant to the Amended Equity Distribution Agreement. In August 2024, we issued and sold 2,145,000 shares of common stock under the Amended Equity Distribution Agreement at $20.00 per share for total gross proceeds of $42.9 million before deducting offering commissions and expenses paid by us (the August 2024 ATM Financing). In October 2024, we issued and sold 4,803,573 shares of common stock under the Amended Equity Distribution Agreement at various prices ranging from $21.50 to $25.00 per share for total gross proceeds of $107.1 million, before deducting offering commissions and expenses paid by us (the October 2024 ATM Financing).

On October 31, 2024, we entered into Amendment No. 2 to the Equity Distribution Agreement (as amended, the Second Amended Equity Distribution Agreement), pursuant to which, from time to time, we could offer and sell through Piper Sandler up to $300.0 million of common stock registered under the Automatic Shelf Registration Statement pursuant to one or more “at the market” offerings. We were not required to sell any shares at any time during the term of the Second Amended Equity Distribution Agreement. We agreed to pay Piper Sandler a commission of up to 3.0% of the gross sales price of any shares sold pursuant to the Second Amended Equity Distribution Agreement. In November 2024, we issued and sold 3,634,393 shares of common stock under the Second Amended Equity Distribution Agreement at $26.25 per share for total gross proceeds of $95.4 million before deducting offering commissions and expenses paid by us (the November 2024 ATM Financing). In January 2026, we issued and sold 1,000,000 shares of common stock under the Second Amended Equity Distribution Agreement at a price of $18.25 per share for total gross proceeds of $18.3 million, before deducting offering commissions and expenses paid by us (the January 2026 ATM Financing). As of February 28, 2026, we had $186.3 million of common stock remaining available for sale under the Second Amended Equity Distribution Agreement.
On March 6, 2026, we entered into Amendment No. 3 to the Equity Distribution Agreement (as amended, the Third Amended Equity Distribution Agreement), pursuant to which, from time to time, we may offer and sell through Piper Sandler up to $413.65 million of common stock, which includes $113.65 million in gross proceeds sold under the Second Amended Equity Distribution Agreement, registered under the Automatic Shelf Registration Statement pursuant to one or more “at the market” offerings. We are not required to sell any shares at any time during the term of the Third Amended Equity Distribution Agreement. We agreed to pay Piper Sandler a commission of up to 3.0% of the gross sales price of any shares sold pursuant to the Third Amended Equity Distribution Agreement.
In July 2022, we entered into separate securities purchase agreements with certain purchasers to issue and sell pre‑funded warrants to purchase an aggregate of 6,814,920 shares of our common stock in registered direct offerings (RDOs) at a price of $13.939 per pre-funded warrant (the 2022 Pre-Funded Warrants). Net proceeds from the RDOs were $94.8 million, after deducting offering expenses of $0.2 million. As of February 28, 2026, a total of 6,097,560 of the 2022 Pre-Funded Warrants remained available for exercise.
In April 2024, we completed an underwritten public offering (the 2024 Public Offering) and issued (a) 11,916,667 shares of common stock, which included 1,750,000 shares issued upon the exercise in full by our underwriters of their option to purchase additional shares of common stock, at a public offering price of $15.00 per share, and (b) pre-funded warrants to purchase 1,500,100 shares of our common stock (the 2024 Pre-Funded Warrants) at a public offering price of $14.999 per pre-funded warrant, which represents the per share public offering price for the common stock less a $0.001 per share exercise price for each pre-funded warrant. The net proceeds from this offering were approximately $188.7 million, after deducting underwriting discounts and commissions and offering expenses. As of February 28, 2026, a total of 1,480,349 of the 2024 Pre-Funded Warrants remained available for exercise.
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
Funding Requirements
As of February 28, 2026, our operations have primarily been funded through the net proceeds from equity offerings of $1.4 billion and proceeds from collaborations of $487.0 million. We do not have any products approved for sale, and we have not generated any revenue from product sales. As of February 28, 2026, we had $540.7 million in cash, cash equivalents and marketable securities.
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

In the long term, our ability to support our working capital and capital expenditure requirements will depend on many factors, including the following:
•the progress, costs and results of our Phase 1 and Phase 2 clinical trials for our lead drug candidate bexobrutideg, our Phase 1 clinical trials for zelebrudomide and NX-1607, and any future clinical development of such drug candidates;
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
Our contractual obligations mostly consist of our operating lease obligations for facilities in Brisbane, California and The Woodlands, Texas. Our total operating lease commitments as of February 28, 2026, were approximately $85.1 million, of which $8.2 million is expected to be paid within the next 12 months. In addition, we enter into agreements in the normal course of business with contract research organizations for clinical trials and with vendors for preclinical studies and other services and products for operating purposes, which are generally cancelable upon written notice.
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
Cash flows
Our cash flows are summarized as follows (in thousands):

	Three Months Ended February 28,
	2026	2025
Cash used in operating activities	$(71,914)	$(61,087)
Cash provided by (used in) investing activities	(123,826)	25,533
Cash provided by financing activities	19,975	1,473
Net decrease in cash, cash equivalents and restricted cash	$(175,765)	$(34,081)

Operating activities
Net cash used in operating activities was $71.9 million for the three months ended February 28, 2026, and consisted of a net loss of $87.2 million, offset by a decrease in net assets of $3.9 million and non-cash adjustments of $11.4 million. The decrease in net assets consisted of a decrease in deferred revenue of $1.3 million as we increased effort in our programs and recognized revenue, a decrease in accounts payable of $0.5 million from payments to vendors, a decrease in prepaid and other assets of $1.3 million primarily due to the recognition of expenses for prepaid services, offset by an increase in accrued expenses and other accrued liabilities of $4.1 million primarily due to the accrual of compensation and other related personnel costs and costs related to our clinical trials. Non-cash adjustments primarily consisted of stock-based compensation expenses of $9.4 million, depreciation and amortization expenses of $2.2 million and amortization of operating lease right-of-use (ROU) assets of $1.6 million, offset by net accretion of discount on marketable securities of $2.0 million.
Net cash used in operating activities was $61.1 million for the three months ended February 28, 2025, and consisted of a net loss of $56.4 million and an increase in net assets of $14.0 million, offset by non-cash adjustments of $9.3 million. The increase in net assets consisted of a decrease in deferred revenue of $9.8 million as we increased effort in our programs and recognized revenue, a decrease in operating lease liabilities of $1.7 million due to lease payments made during the period, a decrease in accounts payable of $3.2 million from payments to vendors, an increase in prepaid and other assets of $6.3 million primarily related to increased contract assets, prepaid clinical costs and software license costs, offset by an increase in accrued expenses and other liabilities of $6.9 million primarily due to the accrual of compensation and other related personnel costs and costs related to our clinical trials. Non-cash adjustments primarily consisted of stock-based compensation expenses of $8.7 million, depreciation and amortization expenses of $2.4 million and amortization of operating lease ROU assets of $1.8 million, offset by net accretion of discount on marketable securities of $3.6 million.
Investing activities
Net cash used in investing activities was $123.8 million for the three months ended February 28, 2026, and primarily consisted of the purchase of marketable securities of $255.9 million and the purchase of property and equipment of $1.0 million, partially offset by the maturity of marketable securities of $133.2 million.
Net cash provided by investing activities was $25.5 million for the three months ended February 28, 2025, and primarily consisted of the maturity of marketable securities of $139.2 million, offset by the purchase of marketable securities of $110.2 million and the purchase of property and equipment of $3.5 million.
Financing activities
Net cash provided by financing activities was $20.0 million for the three months ended February 28, 2026, and consisted primarily of proceeds from the January 2026 ATM financing and issuance of common stock under our Employee Stock Purchase Plan (ESPP).
Net cash provided by financing activities was $1.5 million for the three months ended February 28, 2025, and consisted primarily of proceeds from the issuance of common stock under our ESPP.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our market risks, as of February 28, 2026, have not changed materially from those discussed in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” of Part II of our Annual Report on Form 10-K for the year ended November 30, 2025, filed with the SEC on January 28, 2026.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our President and Chief Executive Officer and our Chief Financial Officer, our principal executive officer and principal accounting and financial officer, respectively, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act) as of February 28, 2026.
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our President and Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of February 28, 2026.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended February 28, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
Investing in our common stock involves a high degree of risk. Before making your decision to invest in shares of our common stock, you should carefully consider the risks and uncertainties described below, together with all of the other information contained in this Quarterly Report on Form 10-Q, including our condensed financial statements and related notes and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These disclosures reflect our beliefs and opinions as to factors that could materially and adversely affect us and our securities in the future. References to past events are provided by way of example only and are not intended to be a complete listing of such events or a representation as to whether or not such factors or similar events have occurred in the past or their likelihood of occurring in the future. We cannot assure you that any of the events described below will not occur. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of or that we deem immaterial may also become important factors that adversely affect our business. If any of the following risks occur, our business, financial condition, results of operations, and future prospects could be materially and adversely affected. In that event, the trading price of our common stock could decline, and you could lose all or part of your investment.
Risks Related to Our Financial Position and Need for Additional Capital
We have incurred significant losses since our inception. We expect to incur losses over at least the next several years and may never achieve or maintain profitability.
Our net loss was $264.5 million for the fiscal year ended November 30, 2025, and $87.2 million for the three months ended February 28, 2026. As of February 28, 2026, we had an accumulated deficit of $1.1 billion. To date, we have not generated any revenue from product sales and have financed our operations primarily through our collaborations and sales of our equity interests. We are in the early stages of development of our drug candidates. Our lead drug candidates, bexobrutideg (NX-5948), zelebrudomide (NX-2127) and NX-1607, are in the early stages of clinical development. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We anticipate that our operating expenses and capital expenditure requirements will increase substantially if and as we:
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
We had cash, cash equivalents and marketable securities of $540.7 million as of February 28, 2026. We believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our operating expenses and capital expenditure requirements through at least the next 12 months. However, our future capital requirements and the period for which we expect our existing resources to support our operations may vary significantly from what we expect, and we may need to seek additional funds sooner than planned. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans. Our future capital requirements will depend on many factors, including:
•the progress, costs and results of our Phase 1 and Phase 2 clinical trials for bexobrutideg, our Phase 1 clinical trials for zelebrudomide and NX-1607, and any future clinical development of such drug candidates;
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
Further, we rely on third parties located in China for some of our contract manufacturing, and we expect to continue to use such third-party manufacturers for such purposes. For any activities conducted in China, we are exposed to the possibility of product supply disruption and increased costs in the event of changes in the policies of the United States or Chinese governments, political unrest or unstable economic conditions in China. Any unfavorable government policies on international trade, such as export controls, capital controls or tariffs, new legislation or regulations, renegotiation of existing trade agreements, or any retaliatory trade actions due to recent or future trade tension, may impede, delay, limit, or increase the cost of manufacturing our therapeutic candidates. For example, the United States has imposed tariffs on non-U.S. goods, including those imported from China, where certain of our third-party manufacturers and suppliers are located. While we believe we currently have sufficient inventory for clinical use and do not anticipate any near-term impact to our clinical programs, we expect these tariffs may increase the cost of our product supply in the future. Such events could result in our clinical or commercial supply of drug, packaging and other services being interrupted or limited, which could harm our business.
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
Under the current EU general pharmaceutical legislative framework, in order to obtain orphan designation in the EEA (the UK has a similar legislation), the product must fulfill certain criteria: (1) it is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition; (2) either the prevalence of such condition must not be more than five in 10,000 persons in the EU when the application is made, or without the benefits derived from orphan status, it must be unlikely that the marketing of the medicine would generate sufficient return in the EU to justify the investment needed for its development; and (3) there exists no satisfactory method of diagnosis, prevention or treatment of such condition authorized for marketing in the EU or if such a method exists, the product will be of significant benefit to those affected by the condition, as defined in Regulation (EC) 847/2000.
It is, however, important to note that under the new EU pharmaceutical reform package (the EU Pharma Package), which is expected to be fully implemented by the end of 2028, the orphan designation criteria will be amended to eliminate the alternative criterion based on insufficient return on investment, which has not been used in practice.
The regulatory protections afforded to medicinal products, including data exclusivity, market protection, market exclusivity for orphan indications and pediatric extensions, are also currently being revised as part of the EU pharmaceutical reform package (the EU Pharma Package). The EU Council and the European Parliament agreed on the final compromise texts of the proposed Regulation and Directive on March 6, 2026. The legislation is undergoing further procedural steps prior to formal adoption by both institutions, and it is not expected that these aspects will change materially prior to adoption.
The revised periods of regulatory protection are reflected in the agreed compromise texts. Under the proposed new framework, orphan medicinal products would benefit from a baseline period of 9 years of market exclusivity, which may be increased to 11 years for products qualifying as “breakthrough” orphan medicines. In each case, this exclusivity period may be further extended by up to two additional one-year periods for new orphan indications. While the legislation does not yet clearly define the criteria for “breakthrough” designation, the concept is expected to capture medicines addressing unmet medical needs. In addition, the new framework would retain the existing six-month supplementary protection certificate (SPC) extension as a pediatric reward for the completion of studies in accordance with an agreed pediatric investigation plan (PIP).
The compromise texts also introduce changes to the general regulatory exclusivity regime. Non-orphan medicinal products would benefit from a baseline period of eight years of regulatory data protection (RDP) and one year of market protection, with the possibility of up to two additional one-year extensions in specified circumstances. However, these periods of protection may be reduced or lost if the marketing authorization holder fails to comply with a Member State request to launch the product in that Member State, or fails to ensure continuous and sufficient supply of the product to meet patient needs within the required timeframe.
The adopted acts are expected to enter into force in 2026, followed by a 24-month transition period. Accordingly, the new legislation is expected to become fully applicable by the end of 2028. Products for which a marketing authorization application is submitted before the entry into force of the new legislation are expected to continue to benefit from the existing regulatory protection regime. The revised protection periods would apply only to products for which marketing authorization applications are submitted after the new legislation becomes fully applicable.

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
Currently, in the EU pursuant to Regulation 1901/2006, and in the UK pursuant to the Human Medicines Regulations 2012 (as amended), MAAs must include pediatric data based on pediatric investigation plans agreed with the EMA if the MAA concerns (i) a new active substance or (ii) a new indication, pharmacological form, or route of administration (where the product is protected by an SPC or a patent qualifying for an SPC). Applicants may obtain waivers or deferrals to these requirements in certain circumstances (for example a waiver may be obtained if the condition only occurs in adult populations). Where required, pediatric studies must cover all sub-sets of the pediatric population for both existing and new indications, pharmacological forms and route of administrations. Limited further exclusions apply, including in relation to generic or biosimilar applications. Certain rewards may be available for completion of pediatric studies. For example, where MAAs include the results of all studies conducted in compliance with an agreed pediatric investigation plan, the holder of the patent or SPC may be entitled to a six-month extension to the SPC. Additionally, the European Commission’s new proposed legislation, if or when it is implemented, will also affect the current EU legal framework of pediatric medicines.
The EU Pharma Package, as reflected in the compromise texts agreed between the EU Council and the European Parliament on March 6, 2026, would substantially revise the current pediatric framework by integrating it into the broader pharmaceutical legislation. While the six-month SPC extension would be retained, the additional two-year extension of orphan market exclusivity for pediatric indications would be removed. The revised framework would also narrow the availability of waivers, introduce a new “initial PIP” mechanism in specified circumstances, and limit deferrals to a maximum duration of five years. In addition, it would require that medicinal products authorized for a pediatric indication be placed on the market in all Member States where other indications of the same product have been authorized.
These changes would apply only once the new legislation becomes fully applicable, which is currently expected to occur at the end of 2028, following entry into force expected at the end of 2026 and a 24-month transition period.
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
To date, there have been several U.S. congressional inquiries and proposed and enacted state and federal legislation and regulations designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient support programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. Most notably, the Inflation Reduction Act (IRA), which was signed into law on August 16, 2022, allows Medicare to: beginning in 2026, establish a “maximum fair price” for a fixed number of pharmaceutical and biological products covered under Medicare Parts B and D following a price negotiation process with the Centers for Medicare and Medicaid Services (CMS); and, as of 2023, penalize drug companies that raise prices for products covered under Medicare Parts B and D faster than inflation, among other reforms. CMS has and continues to take steps to implement the IRA, including negotiating and publishing “maximum fair prices” for drugs selected under the IRA’s price negotiation framework and releasing quarterly lists of Medicare Part B products and annual lists of Medicare Part D products that are subject to adjusted coinsurance rates based on the inflationary rebate provisions of the IRA. Additionally, when originally enacted, the IRA explicitly excluded from price negotiation orphan drugs designated for only one rare disease or condition and for which the only active approved indication is for such disease or condition. However, the One Big Beautiful Bill Act (OBBBA) signed into law on July 4, 2025, amended the applicable statute to broaden the orphan drug exclusion such that products with more than one orphan designation and more than one approved indication will remain exempt from price negotiation, so long as each approved indication is for a rare disease or condition. The OBBBA also postpones the start of price negotiation requirements for drugs and biologics with orphan designations until the product receives approval for a non-orphan indication.

It is unclear how future regulatory actions to implement the IRA, as well as the outcome of pending litigation against the IRA, may affect our products and future profitability, and we cannot predict the likelihood, nature, or extent of other health reform initiatives that may arise from future legislation or administrative actions.
Moreover, recent healthcare regulatory developments indicate that prescription drug price reduction remains a key policy objective for the current presidential administration. The current presidential administration has also signaled its intent to pursue additional healthcare reform measures, including those aimed at reducing prescription drug prices, through various means, including presidential executive orders and agency action. These efforts include, among other things, proposals to establish a “most favored nation” drug pricing policy that would tie U.S. drug prices to the prices paid for drugs in other countries. It remains to be seen how these drug pricing initiatives will affect the broader pharmaceutical industry.
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

In particular, following the executive order of the Trump Administration of May 12, 2025, titled “Delivering Most-Favored-Nation Prescription Drug Pricing to American Patients,” there may be an unpredictable effect on prices of medicinal products in European countries. The Executive Order directs federal agencies to implement policies that would align U.S. prescription drug prices with the lowest prices paid by other comparable nations and mandates the Secretary of HHS to communicate “most-favored-nation” price targets to pharmaceutical manufacturers and, if significant progress is not achieved, to propose rulemaking to impose “most-favored nation” pricing across federal healthcare programs and potentially the private market. For additional information, see the risk factor above titled “Current and future legislation may increase the difficulty and cost for us, and any collaborators, to obtain marketing approval of and commercialize our drug candidates and affect the prices we, or they, may obtain.” This policy may introduce significant risks to our future pricing strategies, revenue, and profitability in the U.S. market. Additionally, the Executive Order instructs the Department of Commerce and the U.S. Trade Representative to take action against foreign countries that engage in practices suppressing drug prices below fair market value, which could lead to increased pricing pressures or regulatory changes in international markets. These developments, depending on whether and how they may be enacted, may adversely affect our global operations and financial performance.
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
In particular, laws and regulations governing the privacy of health information, such as HIPAA, establish privacy and security standards that limit the use and disclosure of individually identifiable health information, or protected health information, and require the implementation of administrative, physical and technological safeguards to protect the privacy of protected health information and ensure the confidentiality, integrity and availability of electronic protected health information. Determining how protected health information may be used, shared or processed in compliance with applicable privacy standards and our contractual obligations can be complex and may be subject to changing interpretation. Further, if we fail to comply with applicable privacy laws, we could face civil and criminal penalties, or claims for breach of contract. The HHS has enforcement discretion for HIPAA, and any enforcement activity can result in financial liability and reputational harm, and responses to such enforcement activity can consume significant internal resources. On April 22, 2024, HHS issued a Final Rule, the HIPAA Privacy Rule to Support Reproductive Health Care Privacy, which is intended to strengthen the HIPAA Privacy Rule by prohibiting the disclosure of protected health information related to lawful reproductive healthcare in certain circumstances.
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

Our current operations are in the San Francisco Bay Area and The Woodlands, Texas, and we or the third parties upon whom we depend may be adversely affected by earthquakes or other natural disasters as to which our business continuity and disaster recovery plans may not be adequate to protect us.
Our current operations are located in our facilities in the San Francisco Bay Area in California and in The Woodlands, Texas. Any unplanned event, such as earthquake, flood, fire, explosion, extreme weather condition, medical epidemic, power shortage, telecommunication failure or other natural or man-made accident or incident that results in our being unable to fully utilize our facilities, or the manufacturing facilities of our third-party contract manufacturers, may have a material and adverse effect on our ability to operate our business, particularly on a daily basis, and have significant negative consequences on our financial and operating conditions. Loss of access to these facilities may result in increased costs, delays in the development of our drug candidates or interruption of our business operations, and have a material adverse effect on our business, financial condition, results of operations and prospects. If a natural disaster, power outage or other event occurred that prevented us from using all or a significant portion of our headquarters, that damaged critical infrastructure such as our research facilities or the manufacturing facilities of our third-party contract manufacturers, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible, for us to continue our business for a substantial period of time. The disaster recovery and business continuity plans we have in place may prove inadequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which could have a material adverse effect on our business. As part of our risk management policy, we maintain insurance coverage at levels that we believe are appropriate for our business. However, in the event of an accident or incident at these facilities, we cannot assure you that the amounts of insurance will be sufficient to satisfy any damages and losses. If our facilities, or the manufacturing facilities of our third-party contract manufacturers, are unable to operate because of an accident or incident or for any other reason, even for a short period of time, any or all of our research and development programs may be harmed. Any business interruption could have a material and adverse effect on our business, financial condition, results of operations and prospects.
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
In addition, we currently have on file with the SEC an automatic shelf registration statement on Form S-3 which allows us to offer and sell our registered common stock, preferred stock, debt securities, warrants, subscriptions rights and or units from time to time pursuant to one or more offerings at prices and terms to be determined at the time of sale. In August 2021, we entered into an Equity Distribution Agreement with Piper Sandler & Co. (Piper Sandler), which was amended in July 2024, in October 2024, and in March 2026 (as amended, the Third Amended Equity Distribution Agreement), pursuant to which, from time to time, we may offer and sell through Piper Sandler up to $413.65 million of the common stock registered under the shelf registration statement pursuant to one or more “at the market” offerings. From time to time, we have issued and sold shares of common stock pursuant to this agreement and as of the date of this filing, we have $300.0 million of common stock remaining available for sale under the Third Amended Equity Distribution Agreement. Sales of our common stock under the Third Amended Equity Distribution Agreement with Piper Sandler could be subject to business, economic or competitive uncertainties and contingencies, many of which may be beyond our control, and which could cause actual results from the sale of our common stock to differ materially from expectations. To the extent additional capital is raised through the sale and issuance of shares or other securities convertible into shares, the ownership interest of our stockholders will be diluted. Future issuances of our common stock or other equity securities, or the perception that such sales may occur, could adversely affect the trading price of our common stock and impair our ability to raise capital through future offerings of shares or equity securities. No prediction can be made as to the effect, if any, that future sales of common stock or the availability of common stock for future sales will have on the trading price of our common stock.

We will not receive a significant amount, or potentially any, additional funds upon the exercise of our pre-funded warrants; however, any exercise would increase the number of shares eligible for future resale in the public market and result in substantial dilution to our stockholders.
As of February 28, 2026, we have issued pre-funded warrants to purchase a total of 8,315,020 shares of our common stock, of which 7,577,909 were outstanding as of February 28, 2026. Each pre-funded warrant is exercisable for $0.001 per share of common stock underlying such pre-funded warrant, which may be paid by way of a cashless exercise, meaning that the holder may not pay a cash purchase price upon exercise, but instead would receive upon such exercise the net number of shares of common stock determined according to the formula set forth in the pre-funded warrant. Accordingly, we will not receive a significant amount, or potentially any, additional funds upon the exercise of the pre-funded warrants. To the extent such pre-funded warrants are exercised, additional shares of common stock will be issued for nominal or no additional consideration, which will result in substantial dilution to the then existing holders of our common stock and will increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of the common stock, causing our stock price to decline.
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
The reporting on our assessment of the effectiveness of our internal control over financial reporting needs to include disclosure of any material weaknesses identified in our internal control over financial reporting. Moreover, based on the market value of our common stock held by non-affiliates as of May 31, 2025, we will continue to be considered a large accelerated filer under SEC rules for the fiscal year ending November 30, 2026, and, as a result, our independent registered public accounting firm will be required to audit the effectiveness of our internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act (Section 404(b)). Compliance with Section 404(b) will result in increased costs, expenses, and management resources. Undetected material weaknesses in our internal control over financial reporting could lead to financial statement restatements and require us to incur the expense of remediation. For example, we previously identified material weaknesses in our internal control over financial reporting for the fiscal year ended November 30, 2021, related to controls over segregation of duties in our journal entry and account reconciliation processes, and certain information technology general controls. The material weaknesses identified did not result in any misstatement of our financial statements and during the year ended November 30, 2022, the material weaknesses were remediated. However, we cannot assure you that the measures we have taken to date, and actions we may take in the future, will prevent or avoid potential future material weaknesses.
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
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
(c) Director and Section 16 Officer Rule 10b5-1 Trading Arrangements
On February 3, 2026, Hans van Houte, Chief Financial Officer of the Company, entered into a prearranged trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended (van Houte Plan), providing for the potential sale of up to 173,860 shares of the Company’s common stock, including shares issuable upon the exercise of option awards previously granted to Mr. van Houte and shares to be acquired upon the vesting and settlement of restricted stock units previously granted to Mr. van Houte. The shares will be sold at the times and prices specified in the van Houte Plan. The van Houte Plan expires on April 30, 2027, or upon the earlier completion of all authorized transactions thereunder.
On February 27, 2026, Gwenn M. Hansen, Chief Scientific Officer of the Company, entered into a prearranged trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended (Hansen Plan), providing for the potential sale of up to 52,460 shares of the Company’s common stock, including shares issuable upon the exercise of option awards previously granted to Dr. Hansen and shares to be acquired upon the vesting and settlement of restricted stock units previously granted to Dr. Hansen. The shares will be sold at the times and prices specified in the Hansen Plan. The Hansen Plan expires on May 31, 2027, or upon the earlier completion of all authorized transactions thereunder.
No other director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K, during the three months ended February 28, 2026.

Item 6. Exhibits

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

10.1	Amendment No. 3 to the Equity Distribution Agreement, dated March 6, 2026, by and between the Registrant and Piper Sandler & Co.	8-K	001-39398	10.1	March 6, 2026

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1*	Certification of Principal Executive Officer and Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	Inline XBRL Instance Document - the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File (formatted as Inline XBRL and included in exhibit 101)					X

*	The certifications furnished in Exhibits 32.1 hereto are deemed to accompany this Quarterly Report on Form 10-Q and are not deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall they be deemed incorporated by reference into any filing under the Securities Act of the Exchange Act.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NURIX THERAPEUTICS, INC.

Date: April 8, 2026	By:	/s/ ARTHUR T. SANDS
Arthur T. Sands, M.D., Ph.D.
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: April 8, 2026	By:	/s/ HANS VAN HOUTE
Hans van Houte
Chief Financial Officer (Principal Financial and Accounting Officer)