Form 10-Q
period 2026-05-31
Nurix Therapeutics, Inc.
filed 2026-07-09
CIK 1549595

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________________________________________________________
FORM 10-Q
______________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2026
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 30, 2026, the Registrant had 103,781,683 shares of common stock, $0.001 par value per share, outstanding.

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
•the potential benefits of our arrangements with Gilead Sciences, Inc., Sanofi S.A., Seagen Inc. (now a part of Pfizer Inc.) and F. Hoffmann-La Roche Ltd;
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
•the expected impact of global business, political and macroeconomic conditions, including inflation, interest rate fluctuations, tariffs, trade restrictions, and volatile market conditions, uncertainty with respect to the federal budget and debt ceiling, potential government shutdowns related thereto, cybersecurity events, instability in the global banking system, and global events, including regional conflicts around the world, on our business, clinical trials, financial condition, liquidity and results of operations;
•the potential achievement of milestones and receipt of royalty payments and other economic benefits under our collaborations;
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

RISK FACTOR SUMMARY
Our business is subject to a number of risks and uncertainties, including those risks discussed at length below. These risks include, among others, the following:
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
•We are early in our development efforts. Our lead drug candidates, bexobrutideg (NX-5948), zelebrudomide (NX-2127) and NX-1607, are in the early stages of clinical development. If we are unable to advance our drug candidates through clinical development, or to obtain regulatory approval for them, or to secure an adequate reimbursement price for them, or to commercialize them or experience significant delays in doing so, our business may be materially harmed.
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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
NURIX THERAPEUTICS, INC.
CONDENSED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

	May 31, 2026	November 30, 2025
Assets
Current assets:
Cash and cash equivalents	$67,685	$246,960
Marketable securities	375,844	345,981
Prepaid expenses and other current assets	12,952	13,878
Total current assets	456,481	606,819
Operating lease right-of-use assets	50,107	50,517
Property and equipment, net	20,007	22,490
Restricted cash	968	968
Other assets	7,977	7,341
Total assets	$535,540	$688,135
Liabilities and stockholdersʼ equity
Current liabilities:
Accounts payable	$12,208	$11,215
Accrued expenses and other current liabilities	43,267	54,852
Operating lease liabilities, current	3,221	2,824
Deferred revenue, current	13,324	17,580
Total current liabilities	72,020	86,471
Operating lease liabilities, net of current portion	54,922	52,906
Deferred revenue, net of current portion	5,971	10,011
Total liabilities	132,913	149,388
Commitments and contingencies (Note 6)
Stockholdersʼ equity:
Preferred stock, $0.001 par value— 10,000,000 shares authorized as of May 31, 2026 and November 30, 2025; no shares issued and outstanding as of May 31, 2026 and November 30, 2025	—	—
Common stock, $0.001 par value— 500,000,000 shares authorized as of May 31, 2026 and November 30, 2025; 103,701,511 and 101,807,484 shares issued and outstanding as of May 31, 2026 and November 30, 2025, respectively	104	102
Additional paid-in capital	1,582,603	1,541,766
Accumulated other comprehensive income (loss)	(145)	105
Accumulated deficit	(1,179,935)	(1,003,226)
Total stockholdersʼ equity	402,627	538,747
Total liabilities and stockholdersʼ equity	$535,540	$688,135
The accompanying notes are an integral part of these unaudited condensed financial statements.

NURIX THERAPEUTICS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended May 31,		Six Months Ended May 31,
	2026	2025	2026	2025
Revenue:
Collaboration revenue	$9,043	$14,056	$15,295	$32,509
License revenue	—	30,000	—	30,000
Total revenue	9,043	44,056	15,295	62,509
Operating expenses:
Research and development	87,653	78,096	171,789	147,759
General and administrative	15,594	14,282	30,205	25,936
Total operating expenses	103,247	92,378	201,994	173,695
Loss from operations	(94,204)	(48,322)	(186,699)	(111,186)
Interest and other income, net	4,398	5,618	9,719	12,131
Loss before income taxes	(89,806)	(42,704)	(176,980)	(99,055)
Provision for (benefit from) income taxes	(271)	760	(271)	760
Net loss	$(89,535)	$(43,464)	$(176,709)	$(99,815)
Net loss per share, basic and diluted	$(0.81)	$(0.52)	$(1.60)	$(1.19)
Weighted-average number of shares outstanding, basic and diluted	111,084,423	83,882,477	110,583,610	83,723,403
The accompanying notes are an integral part of these unaudited condensed financial statements.

NURIX THERAPEUTICS, INC.
CONDENSED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended May 31,		Six Months Ended May 31,
	2026	2025	2026	2025
Net loss	$(89,535)	$(43,464)	$(176,709)	$(99,815)
Other comprehensive loss, net of tax:
Unrealized loss on available-for-sale marketable securities	(201)	(246)	(250)	(170)
Total comprehensive loss	$(89,736)	$(43,710)	$(176,959)	$(99,985)
The accompanying notes are an integral part of these unaudited condensed financial statements.

NURIX THERAPEUTICS, INC.
CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)
(unaudited)

	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Shares	Amount
Balance as of November 30, 2024	75,870,718	$76	$1,265,536	$150	$(738,769)	$526,993
Exercise of stock options	37,428	—	221	—	—	221
Vesting of restricted stock units	242,923	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	83,730	—	1,252	—	—	1,252
Stock-based compensation	—	—	8,726	—	—	8,726
Unrealized gain on available-for-sale marketable securities	—	—	—	76	—	76
Net loss	—	—	—	—	(56,351)	(56,351)
Balance as of February 28, 2025	76,234,799	76	1,275,735	226	(795,120)	480,917
Exercise of stock options	1,233	—	6	—	—	6
Vesting of restricted stock units	197,632	—	—	—	—	—
Stock-based compensation	—	—	10,390	—	—	10,390
Unrealized loss on available-for-sale marketable securities	—	—	—	(246)	—	(246)
Net loss	—	—	—	—	(43,464)	(43,464)
Balance as of May 31, 2025	76,433,664	$76	$1,286,131	$(20)	$(838,584)	$447,603

	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Shares	Amount
Balance as of November 30, 2025	101,807,484	$102	$1,541,766	$105	$(1,003,226)	$538,747
Issuance of common stock in “at the market” financing, net of issuance costs	1,000,000	1	17,993	—	—	17,994
Exercise of stock options	77,942	—	375	—	—	375
Vesting of restricted stock units	330,395	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	183,992	—	1,596	—	—	1,596
Stock-based compensation	—	—	9,404	—	—	9,404
Unrealized loss on available-for-sale marketable securities	—	—	—	(49)	—	(49)
Net loss	—	—	—	—	(87,174)	(87,174)
Balance as of February 28, 2026	103,399,813	103	1,571,134	56	(1,090,400)	480,893
Exercise of stock options	6,688		66			66
Vesting of restricted stock units	295,010	1	(1)			—
Stock-based compensation			11,404			11,404
Unrealized loss on available-for-sale marketable securities				(201)		(201)
Net loss					(89,535)	(89,535)
Balance as of May 31, 2026	103,701,511	$104	$1,582,603	$(145)	$(1,179,935)	$402,627
The accompanying notes are an integral part of these unaudited condensed financial statements.

NURIX THERAPEUTICS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended May 31,
	2026	2025
Cash flows from operating activities
Net loss	$(176,709)	$(99,815)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,451	4,592
Stock-based compensation	20,792	19,107
Net accretion of discount on marketable securities	(3,535)	(6,258)
Loss on disposal of property and equipment	160	—
Amortization of operating lease right-of-use assets	3,175	4,633
Changes in operating assets and liabilities:
Accounts receivable	—	(19,000)
Prepaid expenses and other assets	1,550	(2,962)
Accounts payable	1,411	(5,888)
Deferred revenue	(8,296)	(15,509)
Operating lease liabilities	(352)	(3,080)
Accrued expenses and other current liabilities	(11,134)	(68)
Net cash used in operating activities	(168,487)	(124,248)
Cash flows from investing activities
Purchases of marketable securities	(280,562)	(178,351)
Maturities of marketable securities	252,714	281,543
Purchases of property and equipment	(2,981)	(6,160)
Net cash provided by (used in) investing activities	(30,829)	97,032
Cash flows from financing activities
Proceeds from exercise of stock options	441	227
Proceeds from issuance of common stock under employee stock purchase plan	1,596	1,252
Proceeds from issuances of common stock in “at the market” financing, net of issuance costs	18,004	—
Net cash provided by financing activities	20,041	1,479
Net decrease in cash, cash equivalents and restricted cash	(179,275)	(25,737)
Cash, cash equivalents and restricted cash at beginning of period	247,928	110,898
Cash, cash equivalents and restricted cash at end of period	$68,653	$85,161
Supplemental disclosures of non-cash investing and financing activities:
Additions to property and equipment included in accounts payable and accrued expenses and other current liabilities	$314	$1,082
Right-of-use assets recognized in exchange for lease obligations	$2,765	$26,708

	As of May 31,
	2026	2025
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$67,685	$84,260
Restricted cash	968	901
Total cash, cash equivalents and restricted cash	$68,653	$85,161
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
Equity Distribution Agreement
In August 2021, the Company filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission (SEC), which was amended in February 2023 (the Shelf Registration Statement) and which expired in August 2024 with respect to additional sales of securities. The Shelf Registration Statement, which included a base prospectus, allowed the Company to offer and sell up to $450.0 million of the Company’s registered common stock, preferred stock, debt securities, warrants, subscription rights and/or units or any combination of securities described in the prospectus in one or more offerings. In addition, in August 2021, the Company entered into an Equity Distribution Agreement with Piper Sandler & Co. (Piper Sandler) pursuant to which, from time to time, the Company could offer and sell through Piper Sandler up to $150.0 million of the common stock registered under the Shelf Registration Statement pursuant to one or more “at the market” offerings.
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
In June 2024, the Company filed an automatic shelf registration statement on Form S-3 (the Automatic Shelf Registration Statement). The Automatic Shelf Registration Statement, which includes a base prospectus, allows the Company at any time to offer and sell the Company’s registered common stock, preferred stock, debt securities, warrants, subscription rights and/or units or any combination of securities described in the prospectus in one or more offerings. On July 11, 2024, the Company entered into Amendment No. 1 to the Equity Distribution Agreement (as amended, the Amended Equity Distribution Agreement), pursuant to which, from time to time, the Company could offer and sell through Piper Sandler up to $150.0 million of common stock registered under the Automatic Shelf Registration Statement pursuant to one or more “at the market” offerings.
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
On March 6, 2026, the Company entered into Amendment No. 3 to the Equity Distribution Agreement (as amended, the Third Amended Equity Distribution Agreement), pursuant to which, from time to time, the Company may offer and sell through Piper Sandler up to $413.65 million of common stock, which includes $113.65 million in gross proceeds sold under the Second Amended Equity Distribution Agreement, registered under the Automatic Shelf Registration Statement pursuant to one or more “at the market” offerings. The Company is not required to sell any shares at any time during the term of the Third Amended Equity Distribution Agreement. The Company agreed to pay Piper Sandler a commission of up to 3.0% of the gross sales price of any shares sold pursuant to the Third Amended Equity Distribution Agreement. As of May 31, 2026, the Company had $300.0 million of common stock remaining available for sale under the Third Amended Equity Distribution Agreement.
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

The accompanying condensed financial statements have been prepared assuming that the Company will continue as a going concern. As of May 31, 2026, the Company had cash, cash equivalents and marketable securities of $443.5 million and an accumulated deficit of $1.2 billion. Management believes that its cash, cash equivalents and short-term marketable securities are sufficient to continue operating activities for at least 12 months following the issuance date of these condensed financial statements. Future capital requirements will depend on many factors, including the timing and extent of spending on research and development and payments the Company may receive under its collaboration agreements with Sanofi, Gilead and Pfizer or future collaboration agreements, if any. There can be no assurance that, in the event the Company requires additional financing, such financing will be available at terms acceptable to the Company if at all. If additional capital is not available, failure to generate sufficient cash flows from operations, raise additional capital and reduce discretionary spending could have a material adverse effect on the Company’s ability to achieve its intended business objectives. Management considered whether there are conditions or events that raise substantial doubt about the Company’s ability to continue as a going concern and evaluated the funds necessary to maintain operations. Based on the Company’s current forecast of future operating results, the Company has concluded that its cash, cash equivalents and marketable securities are sufficient to continue operating activities for at least 12 months following the issuance date of these condensed financial statements.
2. Summary of Significant Accounting Policies
Basis of Presentation
The Company’s condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) and applicable rules and regulations of the SEC regarding interim financial reporting. The Company’s condensed financial statements have been prepared on the same basis as the annual financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for the fair statement of the Company’s financial position as of and for the three and six months ended May 31, 2026 and 2025. The condensed balance sheet as of November 30, 2025, was derived from the audited annual financial statements as of that date. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted from these interim financial statements. These interim financial statements and related disclosures have been prepared with the presumption that users of the interim financial statements have read or have access to the audited annual financial statements for the preceding fiscal year. Accordingly, these interim financial statements should be read in conjunction with the audited annual financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended November 30, 2025, as filed with the SEC on January 28, 2026. These interim results are not necessarily indicative of results to be expected for the full fiscal year or any future interim period.
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

Other Risks and Uncertainties
The Company is subject to a number of risks similar to other clinical stage biopharmaceutical companies, including, but not limited to, changes in any of the following areas that the Company believes could have a material adverse effect on its future financial position or results of operations: risks related to the successful discovery and development of its drug candidates, ability to raise additional capital, development of new technological innovations by its competitors and delay or inability to obtain drug substance and finished drug product from the Company’s third-party contract manufacturers necessary for the Company’s drug candidates, protection of intellectual property rights, litigation or claims against the Company based on intellectual property rights and regulatory clearance and market acceptance for any of the Company’s product candidates for which the Company receives marketing approval.
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
Recent Accounting Pronouncements Not Yet Adopted
In December 2023, the FASB issued ASU 2023-09—Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which is intended to enhance the transparency and decision usefulness of income tax disclosures, primarily by amending disclosure requirements for the effective tax rate reconciliation and income taxes paid. ASU 2023-09 should be applied on a prospective basis, and retrospective application is permitted. ASU 2023-09 is effective for annual periods beginning after December 15, 2024. Early adoption is permitted. The Company is in the process of evaluating the impact of this new guidance on its disclosures, but does not expect the adoption of ASU 2023-09 to have a material impact on the Company's financial statements.
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
In September 2025, the FASB issued ASU 2025-06— Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (ASU 2025-06), which is intended to simplify the capitalization guidance for internal-use software by removing references to project stages and clarifying when capitalization of eligible costs is required. ASU 2025-06 is effective for annual periods beginning after December 15, 2027, and interim periods within those fiscal years. Early adoption is permitted. The Company is in the process of evaluating the impact of this new guidance on its disclosures.
Significant Accounting Policies
There were no changes to the Company’s significant accounting policies during the six months ended May 31, 2026.

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
Upon signing the Gilead Agreement, Gilead paid the Company an upfront payment of $45.0 million plus $3.0 million in additional fees. In addition, from the signing of the Gilead Agreement to May 31, 2026, the Company has received payments of $47.0 million for research milestones and additional payments, $20.0 million for a license option exercise payment, $15.0 million in research term extension fees and $5.0 million for a clinical milestone payment. As of May 31, 2026, the Company is eligible to receive up to approximately $1.8 billion in total additional payments, including payments of up to $508.5 million upon the achievement of specified research and development milestones, up to $60.0 million in certain additional fees related to target licensing and reservation and up to $1.2 billion upon the achievement of certain sales milestones. The Company also is eligible to receive mid-single digit to low tens percentage tiered royalties on annual net sales from any commercial products directed to the optioned collaboration targets, subject to certain reductions and excluding sales in the United States of any products for which the Company exercises its option to co-develop and co-promote, for which the parties share profits and losses evenly.
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
In order to determine the transaction price, the Company evaluated all the payments to be received during the duration of the contract. Certain milestone payments and additional fees were considered variable consideration, which were not included in the transaction price based on the most likely amount method as of May 31, 2026. The Company re-evaluates the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur. The Company determined that the transaction price at the inception of the initial research term consisted of the upfront payment of $45.0 million and $3.0 million in additional fees. Upon the achievement of research milestones and additional fees related to target reservations, $47.0 million in variable consideration was added to the transaction price, and a cumulative effect was recorded as revenue in the period the transaction price increased. The transaction price is recognized as collaboration revenue using the cost-based input method over the estimated initial research term of five years, which represents the estimated timing of completion of the identified deliverables. Additionally, the Company considered the impact of Gilead terminating the Gilead Agreement prior to the completion of the research services during the five-year initial research term and determined that there were significant economic costs to Gilead for doing so, and as such, did not adjust the contract term. The initial research term ended in the third quarter of fiscal year 2024.
The Gilead Research Term Extension, which has a term of two years and did not represent a material right at the inception of the Gilead Agreement because it does not contain a significant and incremental discount, is accounted for as a separate contract commencing in June 2024. The research term extension fee of $15.0 million is recognized as collaboration revenue using the cost-based input method over the estimated extended research term of two years, which represents the estimated timing of completion of the identified deliverables. As of May 31, 2026, no milestones have been achieved related to the extended research term.
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
For the three and six months ended May 31, 2026, the Company recognized collaboration revenue related to the Gilead Research Extension of $2.1 million and $3.6 million, respectively, all of which was included in deferred revenue as of the beginning of the period. For the three and six months ended May 31, 2025, the Company recognized collaboration revenue related to the Gilead Research Extension of $1.6 million and $3.3 million, respectively, all of which was related to the $15.0 million research term extension fee received in the second quarter of fiscal year 2024. As of May 31, 2026, deferred revenue related to the Gilead Agreement was $0.2 million, all of which was current. As of November 30, 2025, deferred revenue related to the Gilead Agreement was $3.8 million, all of which was current.
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

In January 2021, the Company and Sanofi entered into the First Amendment to the Sanofi Agreement to modify the research term on all targets (the First Sanofi Amendment). In December 2021, the Company and Sanofi entered into the Second Amendment to the Sanofi Agreement to extend the substitution deadline on certain targets. In July 2022, the Company and Sanofi entered into the Third Amendment to the Sanofi Agreement to further extend the substitution deadline on certain targets. The extensions of the substitution deadline had no impact on revenue recognition. Also in July 2022, Sanofi elected to replace certain drug targets, and the substitution extended the research term of those targets by one year to 5.25 years and increased overall forecasted costs, which had an immaterial impact on revenue recognition. In August 2022 and November 2023, the Company and Sanofi entered into the Fourth Amendment and Fifth Amendment, respectively, to the Sanofi Agreement to modify the research plan for certain targets, which had no impact on revenue recognition. In March 2024, the Company and Sanofi entered into the Sixth Amendment to the Sanofi Agreement to extend the research term for the collaboration target STAT6, a key drug target in type 2 inflammation, by two years (the Sixth Sanofi Amendment), which increased overall forecasted costs and had an impact on revenue recognition. In April 2026, the Company and Sanofi entered into the Seventh Amendment to the Sanofi Agreement to enable Sanofi to continue research activities for the collaboration target STAT6 and for an additional collaboration target after the expiration of the original research term, which had no impact on revenue recognition.
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
Upon signing the Sanofi Agreement, Sanofi paid the Company an upfront payment of $55.0 million. Subsequently, in January 2021, Sanofi paid the Company an additional $22.0 million to exercise its option to expand the number of targets beyond the initial targets included in the collaboration. In addition, from the signing of the Sanofi Agreement to May 31, 2026, the Company has received payments of $22.0 million for research milestones and $30.0 million for license extension fees. As of May 31, 2026, the Company is eligible to receive up to approximately $937.0 million in total additional payments, including payments of up to $187.0 million upon the achievement of specified research and development milestones, up to $250.0 million upon the achievement of specified regulatory milestones and up to $500.0 million upon the achievement of certain sales milestones. The Company is also eligible to receive mid-single digit to low teen percentage tiered royalties on annual net sales of any commercial products that may result from the collaboration, subject to certain reductions and excluding sales in the United States of any products for which the Company exercises its option to co-develop and co-promote, for which the parties share profits and losses evenly.

Subject to earlier expiration in certain circumstances, the Sanofi Agreement expires on a licensed product-by-licensed product or profit-shared licensed product-by-profit-shared licensed product basis and country-by-country basis upon the later of (1) the expiration of the last-to-expire patent with a valid claim covering the applicable licensed product in the applicable country, (2) the expiration of any regulatory exclusivity for the applicable licensed product in the applicable country or (3) ten years after the first commercial sale of the applicable licensed product in the applicable country covered by the Sanofi Agreement.
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
In order to determine the transaction price, the Company evaluated all the payments to be received during the duration of the contract. Certain milestone payments and additional fees were considered variable consideration, which were not included in the transaction price based on the most likely amount method as of May 31, 2026. The Company re-evaluates the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur. At the inception of the Sanofi Agreement, the Company determined that the transaction price consisted of the upfront payment of $55.0 million for three initial drug targets and $22.0 million for two additional targets. Subsequently, upon the achievement of research milestones, $20.0 million in variable consideration was added to the transaction price, and a cumulative effect was recorded as revenue in the period the transaction price increased. Revenue is recognized using the cost-based input method over the research term of 4.25 years, the revised research period that was agreed to in January 2021 in the First Sanofi Amendment for certain targets, and 5.25 years, the revised research period due to the target substitutions in July 2022, for certain other targets. The research period was extended as part of the Sixth Sanofi Amendment and a cumulative effect was recorded in the second quarter of fiscal year 2024. The research term ended in the second quarter of fiscal year 2025.
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
For the three and six months ended May 31, 2026, the Company recognized $2.0 million of collaboration revenue related to the Sanofi Agreement. For the three and six months ended May 31, 2025, the Company recognized collaboration revenue related to the Sanofi Agreement of $3.4 million and $16.1 million, respectively, of which $3.1 million and $9.1 million, respectively, were included in deferred revenue as of the beginning of the period, and zero and $6.4 million, respectively, were related to activities satisfied in previous periods. There was no deferred revenue related to the Sanofi Agreement as of May 31, 2026, and November 30, 2025, and all performance obligations were satisfied.
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
Under the terms of the Pfizer Agreement, the Company received an upfront payment of $60.0 million. In addition, from the signing of the Pfizer Agreement to May 31, 2026, the Company has received payments of $15.0 million for research milestones. As of May 31, 2026, the Company is eligible to receive up to approximately $3.4 billion in contingent payments across multiple programs, including payments of up to $621.0 million upon the achievement of specified research and development milestones, up to $19.5 million in certain additional fees related to target licensing and reservation, up to $873.0 million upon the achievement of specified regulatory milestones and up to $1.8 billion upon the achievement of certain sales milestones. The Company is also eligible for mid-single to low double digit percentage tiered royalties on future sales.
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
In order to determine the transaction price, the Company evaluated all the payments to be received during the duration of the contract. Milestone payments and additional fees were considered variable consideration, which were not included in the transaction price based on the most likely amount method as of May 31, 2026. The Company re-evaluates the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur. The Company determined that the transaction price at the inception of the Pfizer Agreement consisted of the upfront payment of $60.0 million. Subsequently, upon achievement of research milestones, $15.0 million in variable consideration was added to the transaction price and a cumulative effect was recorded as revenue in the period the transaction price increased. The transaction price is recognized as collaboration revenue using the cost-based input method over the estimated research term of four years, not to extend beyond six years, which represents the estimated period to complete the identified deliverables. Additionally, the Company considered the impact of Pfizer terminating the Pfizer Agreement prior to the completion of the research services during the initial four-year research term and determined that there were significant economic costs to Pfizer for doing so, and as such, did not adjust the contract term.
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
For the three and six months ended May 31, 2026, the Company recognized collaboration revenue related to the Pfizer Agreement of $5.0 million and $9.7 million, respectively, all of which was included in deferred revenue as of the beginning of the period. For the three and six months ended May 31, 2025, the Company recognized collaboration revenue related to the Pfizer Agreement of $4.0 million and $8.0 million, respectively, all of which was included in deferred revenue as of the beginning of the period. As of May 31, 2026, deferred revenue related to the Pfizer Agreement was $19.1 million, of which $13.1 million was current. As of November 30, 2025, deferred revenue related to the Pfizer Agreement was $23.8 million, of which $13.8 million was current, and included $5.0 million in contract assets representing the unbilled amount related to the research milestone achieved in November 2025.

4. Condensed Balance Sheet Components
Property and Equipment, Net
Property and equipment, net, consisted of the following (in thousands):

	May 31, 2026	November 30, 2025
Laboratory equipment	$43,200	$43,573
Leasehold improvements	10,777	9,369
Computer equipment	522	542
Furniture and fixtures	751	631
Software	5,980	6,016
Software in progress	121	141
Total property and equipment, gross	61,351	60,272
Less: Accumulated depreciation and amortization	(41,344)	(37,782)
Total property and equipment, net	$20,007	$22,490
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	May 31, 2026	November 30, 2025
Accrued compensation	$13,449	$21,541
Accrued contract research and lab supplies	15,300	14,952
Accrued clinical	10,774	13,260
Accrued professional services	2,193	1,944
Accrued taxes	247	1,059
Other	1,304	2,096
Total accrued expenses and other current liabilities	$43,267	$54,852
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
The following tables present the Company’s investments, which consist of cash equivalents and available-for-sale marketable securities, that are measured at fair value on a recurring basis as of May 31, 2026, and November 30, 2025 (in thousands):

May 31, 2026	Level	Amortized cost	Unrealized gain	Unrealized loss	Estimated fair value
Money market funds	Level 1	$46,704	$—	$—	$46,704
U.S. treasury securities	Level 1	375,989	5	(150)	375,844
Total		$422,693	$5	$(150)	$422,548
Included in cash and cash equivalents		$46,704	$—	$—	$46,704
Included in marketable securities		$375,989	$5	$(150)	$375,844

November 30, 2025	Level	Amortized cost	Unrealized gain	Unrealized loss	Estimated fair value
Money market funds	Level 1	$241,364	$—	$—	$241,364
U.S. treasury securities	Level 1	345,876	115	(10)	345,981
Total		$587,240	$115	$(10)	$587,345
Included in cash and cash equivalents		$241,364	$—	$—	$241,364
Included in marketable securities		$345,876	$115	$(10)	$345,981
The following tables summarize the available-for-sale marketable securities in an unrealized loss position for which an allowance for credit losses has not been recorded as of May 31, 2026, and November 30, 2025, aggregated by investment category and length of time in a continuous unrealized loss position (in thousands):

	Less than 12 months		Greater than 12 months		Total
May 31, 2026	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
U.S. treasury securities	$316,161	$(150)	$—	$—	$316,161	$(150)
Total	$316,161	$(150)	$—	$—	$316,161	$(150)

	Less than 12 months		Greater than 12 months		Total
November 30, 2025	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
U.S. treasury securities	$68,755	$(10)	$—	$—	$68,755	$(10)
Total	$68,755	$(10)	$—	$—	$68,755	$(10)
The accrued interest receivable related to the Company’s marketable securities was $1.9 million and $1.5 million as of May 31, 2026, and November 30, 2025, respectively, and was included in prepaid expenses and other current assets on the condensed balance sheet.
The Company classifies its money market funds and U.S. treasury securities, which are valued based on quoted market prices in active markets with no valuation adjustment, as Level 1 assets within the fair value hierarchy.
The Company classifies its marketable securities in U.S. government agency securities as Level 2 assets within the fair value hierarchy. The fair values of these marketable securities are estimated by taking into consideration valuations obtained from third-party pricing services. The pricing services utilize industry standard valuation models, including both income- and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of and broker/dealer quotes on the same or similar securities, issuer credit spreads, benchmark securities, prepayment/default projections based on historical data and other observable inputs. There were no transfers of financial instruments between valuation levels during the three and six months ended May 31, 2026 and 2025.
As of May 31, 2026, and November 30, 2025, the unrealized losses for available-for-sale securities were non-credit related, and the Company does not intend to sell the securities that were in an unrealized loss position, nor will it be required to sell those securities before recovery of their amortized cost basis, which may be maturity. As of May 31, 2026, and November 30, 2025, no allowance for credit losses for the Company’s marketable securities was recorded. During the three and six months ended May 31, 2026 and 2025, the Company did not recognize any impairment losses related to marketable securities.

6. Commitments and Contingencies
Legal Proceedings
From time to time, the Company may be involved in legal proceedings in the ordinary course of business. The Company accrues a liability for such matters when it is probable that future expenditures will be made and that such expenditures can be reasonably estimated. Significant judgment is required to determine both probability and the estimated amount. Legal fees and other costs associated with such actions are expensed as incurred. As of May 31, 2026, the Company was not a party to any material legal proceedings.
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
Operating Leases
The Company previously leased office and laboratory facilities in San Francisco, California. The related lease agreements expired in accordance with their terms on December 31, 2025. The Company vacated the premises and has no further obligations under these agreements. Accordingly, the right-of-use (ROU) assets and corresponding lease liabilities associated with these facilities were fully amortized and settled during the quarter ended February 28, 2026.
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
In February 2025, the Company entered into a lease agreement (the Brisbane Lease) for the lease of approximately 159,959 square feet of office space located at 1600 Sierra Point Parkway, Brisbane, California for a research and development laboratory and office space. The lease commenced in March 2025 when the underlying assets became available for use and the Company recorded a $26.7 million ROU asset and lease liability on the condensed balance sheet. A security deposit of $2.4 million was also recorded in other assets on the condensed balance sheet. In addition, the lease provides for a tenant improvement allowance of approximately $8.0 million, which is expected to be fully utilized.
In May 2025, the Brisbane Lease was amended to include an additional 35,929 square feet of office space located at 1400 Sierra Point Parkway, Brisbane, California. The lease for the additional space commenced in June 2025 when the underlying assets became available for use and the Company recorded a $5.8 million ROU asset and lease liability on the condensed balance sheet. A security deposit of $0.5 million was also recorded in other assets on the condensed balance sheet. The Brisbane Lease, as amended, will expire on September 30, 2031, unless terminated earlier. Future minimum lease payments under the Brisbane Lease, as amended, total $51.6 million, which does not include the payment of additional rent to cover the Company’s share of annual operating and tax expenses and utilities costs for the building.
The Company is required to pay base rent plus its proportionate share of operating expenses, as defined in the applicable lease agreement on all of its leases. Variable lease payments related to operating expenses including utilities, maintenance costs and real estate taxes were $0.6 million and $1.6 million for the three and six months ended May 31, 2026, respectively, and $1.3 million and $3.2 million for the three and six months ended May 31, 2025, respectively.

Operating lease expenses, excluding variable lease payments, were $2.6 million and $5.2 million for the three and six months ended May 31, 2026, respectively, and $3.7 million and $5.9 million for the three and six months ended May 31, 2025, respectively. Short-term lease expense was not material for the periods presented.
Other information related to leases were as follows (in thousands):

	Six Months Ended May 31,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Cash flows from operating leases	$2,329	$4,332
7. Common Stock
The Company’s Restated Certificate of Incorporation authorizes the Company to issue up to 500,000,000 shares of common stock, $0.001 par value per share, as of May 31, 2026, and November 30, 2025. Holders of common stock are entitled to dividends when and if declared by the Company’s board of directors, subject to the prior rights of the holders of shares of preferred stock. The holder of each share of common stock is entitled to one vote. As of May 31, 2026, no dividends have been declared.
In July 2022, the Company issued the 2022 Pre-Funded Warrants to purchase an aggregate of 6,814,920 shares of the Company’s common stock at a price of $13.939 per pre-funded warrant. As of May 31, 2026, a total of 6,097,560 of the 2022 Pre-Funded Warrants remained available for exercise.
In April 2024, the Company issued the 2024 Pre-Funded Warrants to purchase an aggregate of 1,500,100 shares of the Company’s common stock at a price of $14.999 per pre-funded warrant. As of May 31, 2026, a total of 1,480,349 of the 2024 Pre-Funded Warrants remained available for exercise.
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
Common stock reserved for future issuance, on an as-if converted basis consists of the following:

	May 31, 2026	November 30, 2025
Options to purchase common stock issued and outstanding	13,084,139	11,372,272
Restricted stock units issued and outstanding	3,069,904	2,245,837
Shares available for future equity grants	3,972,807	3,146,477
Shares available for issuance under employee stock purchase plan	3,141,332	2,307,250
Pre-funded warrants issued and outstanding	7,577,909	7,577,909
Total common stock reserved for future issuance	30,846,091	26,649,745
8. Stock-Based Compensation
Equity Incentive Plans
The Company’s 2020 Equity Incentive Plan (the 2020 Plan) serves as the successor to the Company’s 2012 Equity Incentive Plan (together with the 2020 Plan, the Stock Plans) and provides for the granting of stock options, stock appreciation rights, restricted stock units (RSUs), performance awards and stock bonus awards to employees, directors, consultants, independent contractors and advisors of the Company. As of May 31, 2026, the Company had 1,844,051 shares of common stock available for grant under the Stock Plans.

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
The Company has reserved 3,000,000 shares of common stock for issuance pursuant to non-qualified stock options and RSUs under the 2024 Inducement Plan. As of May 31, 2026, the Company had 2,128,756 shares of common stock available for grant under the 2024 Inducement Plan.
Option activity under the Stock Plans and the 2024 Inducement Plan is set forth below:

	Number of options outstanding	Weighted- average exercise price
Balances as of November 30, 2025	11,372,272	$15.76
Options granted	2,222,271	16.61
Options exercised	(84,630)	5.21
Options forfeited	(425,774)	19.64
Balances as of May 31, 2026	13,084,139	$15.84
RSU activity under the Stock Plans and 2024 Inducement Plan is set forth below:

	Number of RSUs	Weighted-average grant date fair value
Balances as of November 30, 2025	2,245,837	$14.02
RSUs granted	1,681,812	16.60
RSUs vested	(625,405)	13.23
RSUs forfeited	(232,340)	16.63
Balances as of May 31, 2026	3,069,904	$15.40
Employee Stock Purchase Plan
Under the Company’s 2020 Employee Stock Purchase Plan (the ESPP), eligible employees are entitled to purchase shares of common stock with accumulated payroll deductions. During the six months ended May 31, 2026, the Company issued 183,992 shares of common stock pursuant to the ESPP at a weighted-average price of $8.67 per share.
Stock-Based Compensation
Stock-based compensation expense related to the Stock Plans, the 2024 Inducement Plan and the ESPP that is included in the Company’s condensed statements of operations is as follows (in thousands):

	Three Months Ended, May 31,		Six Months Ended May 31,
	2026	2025	2026	2025
Research and development	$6,859	$5,845	$12,206	$10,989
General and administrative	4,529	4,540	8,586	8,118
Total stock-based compensation	$11,388	$10,385	$20,792	$19,107
As of May 31, 2026, the total compensation cost related to stock-based awards not yet recognized was $81.9 million, which is expected to be amortized on a straight-line basis over the weighted-average remaining vesting period of approximately 2.3 years.

9. Defined Contribution Plan
The Company sponsors a defined-contribution savings plan under Section 401(k) of the Internal Revenue Code of 1986, as amended (the 401(k) Plan), which provides for the Company to make discretionary matching or discretionary annual contributions to the 401(k) Plan, for its employees. Substantially all of the Company’s employees are eligible to participate in the 401(k) Plan. Employees may contribute a percentage of their annual compensation to the plan, subject to statutory limitations. The Company has made contributions to the 401(k) Plan and recorded contribution expense of $0.4 million and $1.0 million during the three and six months ended May 31, 2026, respectively, and $0.5 million and $1.0 million during the three and six months ended May 31, 2025, respectively.
10. Income Taxes
The Company recorded an income tax benefit of $271,000 for the three and six months ended May 31, 2026, and an income tax provision of $760,000 for the three and six months ended May 31, 2025. Deferred income taxes reflect the net tax effects of loss and credit carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Realization of the deferred tax assets is dependent upon future taxable income, the amount, if any, and timing of which are uncertain. The Company has generated losses since inception and has established a valuation allowance to offset deferred tax assets as of May 31, 2026 and 2025 due to the uncertainty of realizing future tax benefits from its net operating loss (NOL) carryforwards and other deferred tax assets.
The Company files income tax returns in the United States and in various states. In January 2019, the California Franchise Tax Board (FTB) initiated an examination of the Company’s California tax return for tax years ending in 2015, 2016, 2017 and 2018. During the year ended November 30, 2021, the FTB issued proposed audit assessments related to revenue sourcing and R&D credits. The Company did not agree with the FTB’s assessments and challenged the assessments. In March 2026, the Company and the FTB reached a favorable agreement under which the Company will pay a portion of the proposed assessment. As a result, the Company recognized a $271,000 tax benefit. All of the Company’s tax years will remain open for examination by the federal and state authorities for three and four years, respectively, from the date of the utilization of any NOLs.
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
11. Net Loss Per Share
The following table sets forth the computation of the Company’s basic and diluted net loss per share attributable to common stockholders, which excludes shares which are legally outstanding but subject to repurchase by the Company (in thousands, except share and per share data):

	Three Months Ended May 31,		Six Months Ended May 31,
	2026	2025	2026	2025
Numerator:
Net loss	$(89,535)	$(43,464)	$(176,709)	$(99,815)
Denominator:
Weighted-average number of shares outstanding, basic and diluted(1)	111,084,423	83,882,477	110,583,610	83,723,403
Net loss per share, basic and diluted	$(0.81)	$(0.52)	$(1.60)	$(1.19)

(1)
The shares underlying the pre-funded warrants to purchase shares of the Company’s common stock have been included in the calculation of the weighted-average number of shares outstanding, basic and diluted, for the three and six months ended May 31, 2026 and 2025.

The following potentially dilutive securities were excluded from the computation of the diluted net loss per share of common stock for the periods presented because their effect would have been anti-dilutive:

	May 31,
	2026	2025
Options to purchase common stock issued and outstanding	13,084,139	11,689,898
Restricted stock units issued and outstanding	3,069,904	2,976,746
Shares expected to be purchased under employee stock purchase plan	95,396	81,597
Total	16,249,439	14,748,241
12. Related Party Transactions
The Company’s Chief Financial Officer is a trustee for the multiple employer welfare association that facilitates the acquisition and administration of the Company’s healthcare plans. Expenses related to the healthcare plan premiums were $1.5 million and $3.1 million for the three and six months ended May 31, 2026, respectively, and $1.5 million and $2.8 million for the three and six months ended May 31, 2025, respectively. As of May 31, 2026, and November 30, 2025, the amount recorded in accounts payable and accrued expenses and other current liabilities in connection with this healthcare plan provider was not material.
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
In addition to the significant expense categories included within net loss presented in the Company's statements of operations, disaggregated research and development expenses are as follows (in thousands):

	Three Months Ended May 31,		Six Months Ended May 31,
	2026	2025	2026	2025
External clinical development expenses:
Bexobrutideg (NX-5948)	$28,192	$18,558	$52,166	$34,278
Zelebrudomide (NX-2127)	1,167	1,559	3,073	2,665
NX-1607	1,738	2,332	2,926	4,292
Internal research and development expenses	56,556	55,647	113,624	106,524
Total research and development expenses	$87,653	$78,096	$171,789	$147,759
14. Subsequent Event
On June 6, 2026, the Company entered into a global collaboration agreement with F. Hoffmann-La Roche Ltd. and Genentech, Inc. (together, Roche), to develop, manufacture, commercialize and otherwise exploit bexobrutideg (NX-5948) (the Roche Collaboration Agreement). Under the terms of the Roche Collaboration Agreement, the Company will receive an upfront cash payment of $700 million and is eligible to receive development, regulatory and sales milestone payments for potential total payments of up to $2.3 billion, including the upfront payment. Global development costs will be shared 40% by the Company and 60% by Roche, subject to specified exceptions. The parties will equally split the profits and losses from U.S. commercialization. The Company and Roche will co-commercialize bexobrutideg in the United States across all indications. Outside of the United States, Roche will be responsible for commercialization, and the Company is eligible to receive tiered royalties at rates ranging from the low teens to the high teens on ex-U.S. sales. The Roche Collaboration Agreement will become effective upon the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the expiration, termination or resolution of all other required waiting periods, clearance decisions or outstanding inquiries under antitrust laws.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with (1) the unaudited condensed financial statements and the related notes included in Part I, Item 1 of this Quarterly Report on Form 10‑Q and (2) the audited financial statements and related notes and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended November 30, 2025, included in our Annual Report on Form 10‑K filed with the Securities and Exchange Commission (SEC) on January 28, 2026. As discussed in the section titled “Special Note Regarding Forward-Looking Statements,” the following discussion and analysis contains forward looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those identified below and those discussed in the section titled “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10‑Q.
Overview
We are a clinical stage biopharmaceutical company focused on the discovery, development and commercialization of targeted protein degradation medicines, the next frontier in innovative drug design aimed at improving treatment options for patients with cancer and inflammatory diseases. Powered by a fully AI-integrated discovery engine capable of tackling any protein class, and coupled with leading ligase expertise, we hold a differentiated position in translating the science of protein degradation into clinical advancements with the aim of establishing degrader-based treatments at the forefront of patient care. We leverage our proprietary DEL-AI platform, employing advanced automated chemistry synthesis and direct-to-biology technologies, to rapidly generate degraders and degrader antibody conjugates (DACs) as first-in-class or best-in-class drug candidates. Our wholly owned, clinical stage pipeline includes targeted protein degraders of Bruton’s tyrosine kinase (BTK), a B-cell signaling protein, and inhibitors of Casitas B-lineage lymphoma proto-oncogene B (CBL-B), an E3 ligase that regulates activation of multiple immune cell types including T cells and NK cells. Our partnered drug discovery pipeline consists of multiple programs under collaboration agreements with Gilead Sciences, Inc. (Gilead), Sanofi S.A. (Sanofi) and Seagen Inc. (now a part of Pfizer Inc. (Pfizer)), within which we retain certain options for co-development, co-commercialization and profit sharing in the United States for multiple drug candidates.
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
Bexobrutideg (NX-5948): We are currently conducting a Phase 2 study of bexobrutideg in patients with relapsed or refractory CLL having failed three previous lines of therapy, specifically a covalent BTK inhibitor (cBTKi), a BCL2 inhibitor (BCL2i) and a non-covalent BTK inhibitor (ncBTKi). This study is designed as a potentially pivotal trial for Accelerated Approval in the United States and commenced in October 2025 upon FDA agreement for the use of the 600mg, once daily dose of bexobrutideg as determined by our Phase 1b study of both a 200mg and a 600mg dose in patients in accordance with the FDA’s Project Optimus. In January 2024, the U.S. Food and Drug Administration (FDA) granted Fast Track designation for bexobrutideg for the treatment of adult patients with relapsed or refractory chronic lymphocytic leukemia (CLL) or small lymphocytic lymphoma (SLL) after at least two lines of therapy, including a BTK inhibitor and a B-cell lymphoma 2 (BCL2) inhibitor. In November 2024, the European Medicines Agency (EMA) granted Priority Medicine (PRIME) designation for bexobrutideg in CLL or SLL after at least a BTK inhibitor and a BCL-2 inhibitor. In December 2024, the FDA granted Fast Track designation for bexobrutideg for the treatment of adult patients with Waldenstrom’s macroglobulinemia (WM) after at least two lines of therapy, including a BTK inhibitor. In June 2026, we entered into a global collaboration agreement with F. Hoffmann-La Roche Ltd. and Genentech, Inc. (together, Roche), to develop, manufacture, commercialize and otherwise exploit bexobrutideg (NX-5948) (the Roche Collaboration Agreement), which we expect to become effective in the third fiscal quarter of 2026. For more information regarding the Roche Collaboration Agreement, see “Collaboration and License Agreements – Roche” below.

Zelebrudomide (NX‑2127): We are currently conducting a Phase 1a/1b dose-escalation and cohort expansion study of zelebrudomide in patients with relapsed or refractory B-cell malignancies. We previously initiated Phase 1b expansion cohorts for patients with relapsed CLL, diffuse large B-cell lymphoma (DLBCL) and mantle cell lymphoma (MCL). Enrollment was paused in 2023 due to a partial clinical hold stemming from a manufacturing change designed to produce a chirally controlled form of zelebrudomide. Enrollment of new patients in this clinical trial recommenced in August 2024 following resolution of the partial hold by the FDA. Dose escalation with the new drug form is ongoing with a focus on patients with aggressive forms of B-cell lymphoma, such as DLBCL and MCL. Enrollment in the current dose escalation cohorts of the Phase 1 trial has been completed and we are reviewing the data to determine next steps.
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
We have entered into several revenue generating collaborations with large biopharmaceutical companies, including Gilead, Sanofi and Pfizer, to leverage our DEL-AI platform for drug discovery. In aggregate, as of May 31, 2026, we had received $489.0 million in non-dilutive financing from these collaborators to date and we were eligible to receive up to $6.1 billion in potential future fees and milestone payments, as well as royalties on future product sales. In June 2026, we also entered into the Roche Collaboration Agreement, which we expect to become effective in the third fiscal quarter of 2026. Under the terms of the Roche Collaboration Agreement, we will receive an upfront cash payment of $700 million and will be eligible to receive development, regulatory and sales milestone payments for potential total payments of up to $2.3 billion, including the upfront payment. We retain certain options for co-development, co-commercialization and profit sharing in the United States for multiple drug candidates, pursuant to these collaborations.
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
Upon signing the Gilead Agreement, Gilead paid us an upfront payment of $45.0 million, plus $3.0 million in additional fees. In addition, from the signing of the Gilead Agreement to May 31, 2026, we have received payments of $47.0 million for research milestones and additional payments, $20.0 million for a license option exercise payment, $15.0 million in research term extension fees and $5.0 million for a clinical milestone payment. As of May 31, 2026, we are eligible to receive up to approximately $1.8 billion in total additional payments based on certain additional fees, payments and the successful completion of certain preclinical, clinical, development and sales milestones. We also are eligible to receive mid-single digit to low tens percentage tiered royalties on annual net sales from any commercial products directed to the optioned collaboration targets, subject to certain reductions and excluding sales in the United States of any products for which we exercise our option to co-develop and co-promote, for which the parties share profits and losses evenly.
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
We recognized collaboration revenue from the Gilead Agreement of $2.1 million and $3.6 million during the three and six months ended May 31, 2026, respectively, and $1.6 million and $3.3 million during the three and six months ended May 31, 2025, respectively. As of May 31, 2026 and November 30, 2025, there was $0.2 million and $3.8 million, respectively, of deferred revenue related to payments received by us under the Gilead Agreement.
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

In January 2021, we entered into the First Amendment to the Sanofi Agreement to modify the research term on all targets. In December 2021, we entered into the Second Amendment to the Sanofi Agreement to extend the substitution deadline on certain targets. In July 2022, we entered into the Third Amendment to the Sanofi Agreement to further extend the substitution deadline on certain targets. The extensions of the substitution deadline had no impact on revenue recognition. Also in July 2022, Sanofi elected to replace certain drug targets, and the substitution extended the research term of those targets by one year to 5.25 years and increased overall forecasted costs, which had an immaterial impact on revenue recognition. In August 2022 and November 2023, we entered into the Fourth Amendment and Fifth Amendment, respectively, to the Sanofi Agreement to modify the research plan for certain targets, which had no impact on revenue recognition. In March 2024, we entered into the Sixth Amendment to the Sanofi Agreement to extend the research term for the collaboration target STAT6 (signal transducer and activator of transcription 6), a key drug target in type 2 inflammation, by two years, which is expected to increase overall forecasted costs and have an impact on revenue recognition. In April 2026, we entered into the Seventh Amendment to the Sanofi Agreement to enable Sanofi to continue research activities for the collaboration target STAT6 and for an additional collaboration target after the expiration of the original research term.
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
Upon signing the Sanofi Agreement, Sanofi paid us an upfront payment of $55.0 million. Subsequently, in January 2021, Sanofi paid us an additional $22.0 million to exercise its option to expand the number of targets beyond the initial targets included in the collaboration. In addition, from the signing of the Sanofi Agreement to May 31, 2026, we have received payments of $22.0 million for research milestones and $30.0 million for license extension fees. As of May 31, 2026, we are eligible to receive up to approximately $937.0 million in total additional payments based on certain additional fees, payments and the successful completion of certain research, development, regulatory and sales milestones. We are also eligible to receive mid-single digit to low teen percentage tiered royalties on annual net sales of any commercial products that may result from the collaboration, subject to certain reductions and excluding sales in the United States of any products for which we exercise our option to co-develop and co-promote, for which the parties share profits and losses evenly.

Subject to earlier expiration in certain circumstances, the Sanofi Agreement expires on a licensed product-by-licensed product or profit-shared licensed product-by-profit-shared licensed product basis and country-by-country basis upon the later of (1) the expiration of the last-to-expire patent with a valid claim covering the applicable licensed product in the applicable country, (2) the expiration of any regulatory exclusivity for the applicable licensed product in the applicable country or (3) ten years after the first commercial sale of the applicable licensed product in the applicable country covered by the Sanofi Agreement.
We recognized collaboration revenue from the Sanofi Agreement of $2.0 million during the three and six months ended May 31, 2026, and $3.4 million and $16.1 million of collaboration revenue during the three and six months ended May 31, 2025, respectively. As of May 31, 2026 and November 30, 2025, there was no deferred revenue related to payments received by us under the Sanofi Agreement and all performance obligations were satisfied.
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
Under the terms of the Pfizer Agreement, we received an upfront payment of $60.0 million. In addition, from the signing of the Pfizer Agreement to May 31, 2026, we have received payments of $15.0 million for research milestones. We are eligible to receive up to approximately $3.4 billion in contingent payments based on specified research, development, regulatory and commercial milestones across multiple programs. We are also eligible for mid-single to low double digit percentage tiered royalties on future sales.
Subject to the exceptions described in the Pfizer Agreement, the Pfizer Agreement expires upon the first to occur of (1) the expiration of the last-to-expire option exercise period under the Pfizer Agreement if no such option has been exercised prior to such expiration and (2) the expiration of the last-to-expire royalty term under the Pfizer Agreement.
We recognized collaboration revenue from the Pfizer Agreement of $5.0 and $9.7 million during the three and six months ended May 31, 2026, respectively, and $4.0 million and $8.0 million during the three and six months ended May 31, 2025, respectively. As of May 31, 2026 and November 30, 2025, there was $19.1 million and $23.8 million, respectively, of deferred revenue related to payments received by us under the Pfizer Agreement.
Roche
On June 6, 2026, we entered into the Roche Collaboration Agreement to develop, manufacture, commercialize and otherwise exploit bexobrutideg (NX-5948). Under the terms of the Roche Collaboration Agreement, we will receive an upfront cash payment of $700.0 million and are eligible to receive development, regulatory and sales milestone payments for potential total payments of up to $2.3 billion, including the upfront payment. Development costs will be shared 40% by us and 60% by Roche, subject to specified exceptions. The parties will equally split the profits and losses from U.S. commercialization. We and Roche will co-develop and co-commercialize bexobrutideg in the United States across all indications. Outside of the United States, Roche will be responsible for development and commercialization, and we are eligible to receive tiered royalties at rates ranging from the low teens to the high teens on ex-U.S. sales. The Roche Collaboration Agreement will become effective upon the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the expiration, termination or resolution of all other required waiting periods, clearance decisions or outstanding inquiries under antitrust laws.

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
Since inception, we have generally incurred significant losses and negative cash flows from operations. During the six months ended May 31, 2026 and 2025, we incurred net losses of $176.7 million and $99.8 million, respectively. As of May 31, 2026, we had an accumulated deficit of $1.2 billion. These losses have resulted primarily from costs incurred in connection with research and development activities and general and administrative costs associated with our operations.
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
As of May 31, 2026, we had $443.5 million in cash, cash equivalents and marketable securities, and we expect to receive a $700.0 million upfront payment from Roche in the third fiscal quarter of 2026. We expect that our existing cash, cash equivalents and marketable securities are sufficient to fund our operations for at least the next 12 months. See the section titled “—Liquidity and Capital Resources” for more information. To finance our operations beyond that point, we will need to raise substantial additional capital to complete the development and commercialization of our drug candidates. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing and distribution arrangements. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans.
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
We expect that any collaboration revenue we generate from our current collaboration and license agreements, and from any future collaboration partners, will fluctuate in the future as a result of the timing and amount of upfront, milestone and other collaboration agreement payments and other factors.
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
Our critical accounting policies and more significant areas involving management’s judgments and estimates used in preparation of our condensed financial statements are discussed in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended November 30, 2025. There have been no significant changes to these policies for the three and six months ended May 31, 2026.
Recent Accounting Pronouncements
Refer to Note 2, “Summary of Significant Accounting Policies—Recent Accounting Pronouncements Not Yet Adopted” in our condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information.

Results of Operations
Comparison of the three and six months ended May 31, 2026 and 2025
Our results of operations are summarized as follows (in thousands):

	Three Months Ended May 31,		Change	Six Months Ended May 31,		Change
	2026	2025		2026	2025
Revenue:
Collaboration revenue	$9,043	$14,056	$(5,013)	$15,295	$32,509	$(17,214)
License revenue	—	30,000	(30,000)	—	30,000	(30,000)
Total revenue	9,043	44,056	(35,013)	15,295	62,509	(47,214)
Operating expenses:
Research and development	87,653	78,096	9,557	171,789	147,759	24,030
General and administrative	15,594	14,282	1,312	30,205	25,936	4,269
Total operating expenses	103,247	92,378	10,869	201,994	173,695	28,299
Loss from operations	(94,204)	(48,322)	(45,882)	(186,699)	(111,186)	(75,513)
Interest and other income, net	4,398	5,618	(1,220)	9,719	12,131	(2,412)
Loss before income taxes	(89,806)	(42,704)	(47,102)	(176,980)	(99,055)	(77,925)
Provision for (benefit from) income taxes	(271)	760	(1,031)	(271)	760	(1,031)
Net loss	$(89,535)	$(43,464)	$(46,071)	$(176,709)	$(99,815)	$(76,894)
Collaboration Revenue
Our collaboration revenue is summarized as follows (in thousands):

	Three Months Ended May 31,		Change	Six Months Ended May 31,		Change
	2026	2025		2026	2025
Gilead	$2,083	$6,643	$(4,560)	$3,603	$8,349	$(4,746)
Sanofi	2,000	3,372	(1,372)	2,000	16,148	(14,148)
Pfizer	4,960	4,041	919	9,692	8,012	1,680
Total collaboration revenue	$9,043	$14,056	$(5,013)	$15,295	$32,509	$(17,214)
Our collaboration revenue decreased by $5.0 million and $17.2 million during the three and six months ended May 31, 2026, compared to the three and six months ended May 31, 2025, respectively. For all periods presented, the decrease in revenue from our collaborations with Gilead and Sanofi was primarily attributable to the conclusion of the initial research term for certain drug targets.
License Revenue
Our license revenue was $30.0 million for the three and six months ended May 31, 2025 and is related to the Sanofi License Extensions. There was no license revenue for the three and six months ended May 31, 2026.
Research and Development Expenses
Our research and development expenses increased by $9.6 million during the three months ended May 31, 2026, compared to the three months ended May 31, 2025. There was an increase in clinical, contract manufacturing and consulting costs as we continued to accelerate the enrollment of patients in the ongoing clinical trials of bexobrutideg (NX-5948) and prepare for the initiation of additional trials, and an increase in contract research costs to support our ongoing collaborations.

Our research and development expenses increased by $24.0 million during the six months ended May 31, 2026, compared to the six months ended May 31, 2025. There was an increase in clinical, contract manufacturing and consulting costs as we continued to accelerate the enrollment of patients in the ongoing clinical trials of bexobrutideg (NX-5948) and prepare for the initiation of additional trials, and an increase in contract research costs to support our ongoing collaborations. There was also an increase in personnel related costs attributable to higher average employee compensation and an increase in non-cash stock-based compensation expense primarily driven by the increased issuance of restricted stock units and incentive stock options.
General and Administrative Expenses
Our general and administrative expenses increased by $1.3 million during the three months ended May 31, 2026, compared to the three months ended May 31, 2025. There was an increase in legal costs for collaboration and business development activities.
Our general and administrative expenses increased by $4.3 million during the six months ended May 31, 2026, compared to the six months ended May 31, 2025. There was an increase in personnel related costs attributable to higher average employee compensation, an increase in non-cash stock-based compensation expense primarily driven by the increased issuance of restricted stock units and incentive stock options and an increase in legal costs for collaboration and business development activities.
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

In June 2024, we filed an automatic shelf registration statement on Form S-3 (the Automatic Shelf Registration Statement). The Automatic Shelf Registration Statement, which includes a base prospectus, allows us at any time to offer and sell our registered common stock, preferred stock, debt securities, warrants, subscription rights and/or units or any combination of securities described in the prospectus in one or more offerings. On July 11, 2024, we entered into Amendment No. 1 to the Equity Distribution Agreement (as amended, the Amended Equity Distribution Agreement), pursuant to which, from time to time, we could offer and sell through Piper Sandler up to $150.0 million of common stock registered under the Automatic Shelf Registration Statement pursuant to one or more “at the market” offerings. We were not required to sell any shares at any time during the term of the Amended Equity Distribution Agreement. We agreed to pay Piper Sandler a commission of up to 3.0% of the gross sales price of any shares sold pursuant to the Amended Equity Distribution Agreement. In August 2024, we issued and sold 2,145,000 shares of common stock under the Amended Equity Distribution Agreement at $20.00 per share for total gross proceeds of $42.9 million before deducting offering commissions and expenses paid by us (the August 2024 ATM Financing). In October 2024, we issued and sold 4,803,573 shares of common stock under the Amended Equity Distribution Agreement at various prices ranging from $21.50 to $25.00 per share for total gross proceeds of $107.1 million, before deducting offering commissions and expenses paid by us (the October 2024 ATM Financing).
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
On March 6, 2026, we entered into Amendment No. 3 to the Equity Distribution Agreement (as amended, the Third Amended Equity Distribution Agreement), pursuant to which, from time to time, we may offer and sell through Piper Sandler up to $413.65 million of common stock, which includes $113.65 million in gross proceeds sold under the Second Amended Equity Distribution Agreement, registered under the Automatic Shelf Registration Statement pursuant to one or more “at the market” offerings. We are not required to sell any shares at any time during the term of the Third Amended Equity Distribution Agreement. We agreed to pay Piper Sandler a commission of up to 3.0% of the gross sales price of any shares sold pursuant to the Third Amended Equity Distribution Agreement. As of May 31, 2026, we had $300.0 million of common stock remaining available for sale under the Third Amended Equity Distribution Agreement.
In July 2022, we entered into separate securities purchase agreements with certain purchasers to issue and sell pre‑funded warrants to purchase an aggregate of 6,814,920 shares of our common stock in registered direct offerings (RDOs) at a price of $13.939 per pre-funded warrant (the 2022 Pre-Funded Warrants). Net proceeds from the RDOs were $94.8 million, after deducting offering expenses of $0.2 million. As of May 31, 2026, a total of 6,097,560 of the 2022 Pre-Funded Warrants remained available for exercise.
In April 2024, we completed an underwritten public offering (the 2024 Public Offering) and issued (a) 11,916,667 shares of common stock, which included 1,750,000 shares issued upon the exercise in full by our underwriters of their option to purchase additional shares of common stock, at a public offering price of $15.00 per share, and (b) pre-funded warrants to purchase 1,500,100 shares of our common stock (the 2024 Pre-Funded Warrants) at a public offering price of $14.999 per pre-funded warrant, which represents the per share public offering price for the common stock less a $0.001 per share exercise price for each pre-funded warrant. The net proceeds from this offering were approximately $188.7 million, after deducting underwriting discounts and commissions and offering expenses. As of May 31, 2026, a total of 1,480,349 of the 2024 Pre-Funded Warrants remained available for exercise.
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

Funding Requirements
As of May 31, 2026, our operations have primarily been funded through the net proceeds from equity offerings of $1.4 billion and proceeds from collaborations of $489.0 million. We do not have any products approved for sale, and we have not generated any revenue from product sales. As of May 31, 2026, we had $443.5 million in cash, cash equivalents and marketable securities, and we expect to receive an additional $700.0 million upfront payment from Roche in the third fiscal quarter of 2026.
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
•the success of our collaborations with Gilead, Sanofi, Pfizer, Roche and any other collaborations we may establish;
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
Our contractual obligations mostly consist of our operating lease obligations for facilities in Brisbane, California and The Woodlands, Texas. Our total operating lease commitments as of May 31, 2026, were approximately $83.6 million, of which $9.0 million is expected to be paid within the next 12 months. In addition, we enter into agreements in the normal course of business with contract research organizations for clinical trials and with vendors for preclinical studies and other services and products for operating purposes, which are generally cancelable upon written notice.

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
Cash flows
Our cash flows are summarized as follows (in thousands):

	Six Months Ended May 31,
	2026	2025
Cash used in operating activities	$(168,487)	$(124,248)
Cash provided by (used in) investing activities	(30,829)	97,032
Cash provided by financing activities	20,041	1,479
Net decrease in cash, cash equivalents and restricted cash	$(179,275)	$(25,737)
Operating activities
Net cash used in operating activities was $168.5 million for the six months ended May 31, 2026, and consisted of a net loss of $176.7 million, offset by a increase in net assets of $16.8 million and non-cash adjustments of $25.0 million. The increase in net assets consisted of a decrease in deferred revenue of $8.3 million as we increased effort in our programs and recognized revenue and a decrease in accrued expenses and other accrued liabilities of $11.1 million primarily due to the payment of compensation and other related personnel costs and costs related to our clinical trials, offset by a decrease in prepaid and other assets of $1.6 million primarily due to the recognition of expenses for prepaid services and an increase in accounts payable of $1.4 million from payments to vendors. Non-cash adjustments primarily consisted of stock-based compensation expenses of $20.8 million, depreciation and amortization expenses of $4.5 million and amortization of operating lease right-of-use (ROU) assets of $3.2 million, offset by net accretion of discount on marketable securities of $3.5 million.
Net cash used in operating activities was $124.2 million for the six months ended May 31, 2025, and consisted of a net loss of $99.8 million and an increase in net assets of $46.5 million, offset by non-cash adjustments of $22.1 million. The increase in net assets consisted of a decrease in deferred revenue of $15.5 million as we increased effort in our programs and recognized revenue, a decrease in operating lease liabilities of $3.1 million due to lease payments made during the period, a decrease in accounts payable of $5.9 million from payments to vendors, an increase in accounts receivable of $19.0 million related to the Second Sanofi License Extension and a milestone payment under the Sanofi Agreement, and an increase in other assets of $3.0 million primarily for the Brisbane lease security deposit. Non-cash adjustments primarily consisted of stock-based compensation expenses of $19.1 million, depreciation and amortization expenses of $4.6 million and amortization of operating lease ROU assets of $4.6 million, offset by net accretion of discount on marketable securities of $6.3 million.
Investing activities
Net cash used in investing activities was $30.8 million for the six months ended May 31, 2026, and primarily consisted of the purchase of marketable securities of $280.6 million and the purchase of property and equipment of $3.0 million, partially offset by the maturity of marketable securities of $252.7 million.
Net cash provided by investing activities was $97.0 million for the six months ended May 31, 2025, and primarily consisted of the maturity of marketable securities of $281.5 million, offset by the purchase of marketable securities of $178.4 million and the purchase of property and equipment of $6.2 million.
Financing activities
Net cash provided by financing activities was $20.0 million for the six months ended May 31, 2026, and consisted primarily of proceeds from the January 2026 ATM financing and issuance of common stock under our Employee Stock Purchase Plan (ESPP).
Net cash provided by financing activities was $1.5 million for the six months ended May 31, 2025, and consisted primarily of proceeds from the issuance of common stock under our ESPP.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our market risks, as of May 31, 2026, have not changed materially from those discussed in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” of Part II of our Annual Report on Form 10-K for the year ended November 30, 2025, filed with the SEC on January 28, 2026.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our President and Chief Executive Officer and our Chief Financial Officer, our principal executive officer and principal accounting and financial officer, respectively, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act) as of May 31, 2026.
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our President and Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of May 31, 2026.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended May 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Our net loss was $264.5 million for the fiscal year ended November 30, 2025, and $176.7 million for the six months ended May 31, 2026. As of May 31, 2026, we had an accumulated deficit of $1.2 billion. To date, we have not generated any revenue from product sales and have financed our operations primarily through our collaborations and sales of our equity interests. We are in the early stages of development of our drug candidates. Our lead drug candidates, bexobrutideg (NX-5948), zelebrudomide (NX-2127) and NX-1607, are in the early stages of clinical development. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We anticipate that our operating expenses and capital expenditure requirements will increase substantially if and as we:
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
We had cash, cash equivalents and marketable securities of $443.5 million as of May 31, 2026. We believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our operating expenses and capital expenditure requirements through at least the next 12 months. However, our future capital requirements and the period for which we expect our existing resources to support our operations may vary significantly from what we expect, and we may need to seek additional funds sooner than planned. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans. Our future capital requirements will depend on many factors, including:
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

•the success of our collaborations with Gilead Sciences, Inc. (Gilead), Sanofi S.A. (Sanofi), Seagen Inc. (now a part of Pfizer Inc. (Pfizer)) and F. Hoffmann-La Roche Ltd (Roche) and any other collaborations we may establish;
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
Until such time, if ever, as we can generate substantial revenue from product sales, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements. Although we may receive potential future milestone payments or royalty payments under our collaborations with Gilead, Sanofi, Pfizer and Roche, we do not currently have any committed external source of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a holder of common stock. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making acquisitions or capital expenditures or declaring dividends.
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

Risks Related to the Discovery and Development of Our Drug Candidates
We are early in our development efforts. Our lead drug candidates, bexobrutideg (NX-5948), zelebrudomide (NX-2127) and NX-1607, are in the early stages of clinical development. If we are unable to advance our drug candidates through clinical development or to obtain regulatory approval for them, or to secure an adequate reimbursement price for them, or to commercialize them or experience significant delays in doing so, our business may be materially harmed.
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
In addition, we filed for and received an Innovation Passport designation for NX-1607 in the United Kingdom (UK) in February 2022. The Innovation Passport is the mandated entry point to the Innovative Licensing and Access Pathway (ILAP) in the UK to facilitate approval of and market access to an innovative medicine. Grant of the Innovation Passport paves the way for enhanced engagement with key stakeholders such as the Medicines and Healthcare products Regulatory Agency (MHRA), health technology agencies in the UK such as the National Institute for Health and Care Excellence (NICE), the Scottish Medicines Consortium and NHS England. However, although the goal of ILAP and the Innovation Passport is to reduce the time to market and enable earlier patient access, they do not accelerate the conduct of clinical trials or mean that the regulatory requirements are less stringent, nor do they ensure that any NX-1607 marketing authorization application (MAA) will be approved or that any approval will be granted within any particular timeframe, nor that an adequate reimbursement price will be obtained. Despite receiving an Innovation Passport designation, we may decide to delay or forego the commercialization of NX-1607 in the UK or the development may otherwise not proceed.

One of our approaches to the discovery and development of drug candidates based on our targeted protein degradation platform is unproven, which makes it difficult to predict the time, cost of development and likelihood of successfully developing any products.
Treating diseases using targeted protein degradation is a new treatment modality. Our future success depends on the successful development of this novel therapeutic approach. Although multiple companies are testing drug candidates that eliminate protein targets, such as BTK degraders, few drugs have been approved in the United States or Europe. As such, the data underlying the long term safety and efficacy of these therapeutic products is both preliminary and limited. Discovery and development of targeted protein degraders that harness ligases to degrade protein targets have been impeded largely by the complexities and limited understanding of the functions, biochemistry and structural biology of E3 ligases as well as by challenges of engineering compounds that promote protein-protein interactions.
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
Additionally, the regulatory approval process for novel drug candidates such as ours can be more expensive and take longer than for other, better-known or extensively-studied drug candidates. Although multiple companies are also developing therapeutics based on targeted protein degradation, few such therapeutics have been approved in the United States and Europe. As a result of these factors, it is more difficult for us to predict the time and cost of targeted protein degrader drug candidate development, and we cannot predict whether targeted protein degradation will result in the development and marketing approval of any products. Any development problems we experience in the future related to any of our targeted protein degrader research programs may cause significant delays or unanticipated costs or may prevent the development of a commercially viable product. Advancing our targeted protein degrader drug candidates creates significant challenges for us, including:
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
We may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent our ability to receive marketing approval or commercialize our drug candidates, including:
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

•our current collaborators or any future collaborators that conduct clinical trials may face any of the above issues and may also conduct clinical trials in ways they view as advantageous to them but that are suboptimal for us; and
•disruptions caused by macroeconomic, political and market conditions, including supply chain disruptions, may increase the likelihood that we encounter such difficulties or delays in initiating, enrolling, conducting or completing our planned and ongoing clinical trials.
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
From time to time, we estimate the timing of the anticipated accomplishment of various scientific, clinical, regulatory and other product development goals, which we sometimes refer to as milestones. These milestones may include the commencement or completion of scientific studies and clinical trials and the submission of regulatory filings and may be associated with payments from third-party collaborators such as Gilead, Sanofi, Pfizer or Roche. From time to time, we may publicly announce the expected timing of some of these milestones. All of these milestones are and will be based on numerous assumptions. The actual timing of these milestones can vary dramatically compared to our estimates, in some cases for reasons beyond our control. If we do not meet these milestones as publicly announced, or at all, our revenue may be lower than expected, the commercialization of our products may be delayed or never achieved and, as a result, our stock price may decline.
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
On June 28, 2024, the U.S. Supreme Court issued an opinion in Loper Bright Enterprises v. Raimondo holding that courts reviewing agency action pursuant to the Administrative Procedure Act (APA) “must exercise their independent judgment” and “may not defer to an agency interpretation of the law simply because a statute is ambiguous.” The decision has and will have a significant impact on how lower courts evaluate challenges to agency interpretations of law, including those by the FDA and other agencies with significant oversight of the biopharmaceutical industry. This framework may result in an increase in both the frequency of such challenges and their odds of success by eliminating one way in which the government previously prevailed in such cases. As a result, significant regulatory policies may be subject to increased litigation and judicial scrutiny.
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
We have sought third-party collaborators for the research, development and commercialization of some of our targeted protein degrader programs. For example, in June 2019 we entered into a collaboration with Gilead; in December 2019 we entered into a collaboration with Sanofi, which was subsequently expanded and amended in January 2021; in September 2023 we entered into a collaboration with Seagen Inc. (now a part of Pfizer); and in June 2026 we entered into a collaboration with Roche which will become effective upon the expiration or termination of the applicable waiting period under the Hart-Scott-Roding Antitrust Improvements Act of 1976, as amended, and the expiration, termination or resolution of all other required waiting periods, clearance decision or outstanding inquiries under antitrust laws. The foregoing collaborations require us to conduct certain research, development, manufacturing, co-promotion or other activities. Our likely collaborators for any other collaboration arrangements include large and mid-size pharmaceutical companies, biotechnology companies and universities. These and any future arrangements with third parties limit our control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of any drug candidates we may seek to develop with them. Our ability to generate revenues from these arrangements will depend on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements. We cannot predict the success of any collaboration that we enter into.
Collaborations involving our research programs or any drug candidates we may develop, including our collaborations with Gilead, Sanofi, Pfizer and Roche, pose risks to us, including:
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
•Gilead and Sanofi have broad option rights to select up to five targets each, and Pfizer has option rights to multiple targets, for exclusive targeted protein degrader development, so long as not excluded by us under the terms of each collaboration, and may select targets we are considering but have not taken sufficient action to exclude under each collaboration. In addition, Roche has an exclusive option right, during a specified option period, to expand its license to include one additional BTK degrader to the extent one is developed by us.
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
•Collaborators may not properly obtain, maintain, enforce or defend our intellectual property or proprietary rights or may use our proprietary information in such a way that could jeopardize or invalidate our proprietary information or expose us to potential litigation. For example, Gilead, Sanofi, Pfizer and Roche have the first right to enforce or defend certain intellectual property rights under the applicable collaboration arrangement with respect to particular licensed programs, and although we may have the right to assume the enforcement and defense of such intellectual property rights if the collaborator does not, our ability to do so may be compromised by their actions.
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

•Collaborations may be terminated and, if terminated, may result in a need for additional capital to pursue further development or commercialization of the applicable drug candidates. For example, each of Gilead, Sanofi, Pfizer and Roche can terminate its agreement with us in its entirety (or, under our agreements with Gilead, Sanofi and Pfizer, with respect to a specific target) for convenience upon written notice or in connection with a material breach of the agreement by us that remains uncured for a specified period of time.
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
If our collaborations do not result in the successful development and commercialization of products, or if one of our collaborators terminates its agreement with us, we may not receive any future research funding, milestone payments, royalty payments or benefits under the collaboration. If we do not receive the funding or economic benefits we expect under these agreements, our development of drug candidates could be delayed, and we may need additional resources to develop drug candidates. In addition, if one of our collaborators terminates its agreement with us, we may find it more difficult to find a suitable replacement collaborator or attract new collaborators, and our development programs may be delayed or the perception of us in the business and financial communities could be adversely affected. Moreover, all of the risks relating to product development, marketing approval and commercialization described in this Quarterly Report on Form 10-Q apply to the activities of our collaborators.
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
The Roche Collaboration Agreement is subject to closing conditions and may not close when expected or at all, and we may fail to realize all of the anticipated benefits.
In June 2026, we entered into the Roche Collaboration Agreement for the co-development and co-commercialization of bexobrutideg. The closing of the Roche Collaboration Agreement is subject to customary closing conditions, including the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the expiration, termination or resolution of all other required waiting periods, clearance decisions or outstanding inquiries under antitrust laws. While we expect the Roche Collaboration Agreement to become effective in the third fiscal quarter of 2026, we cannot provide assurance that the collaboration will close when expected or at all. A number of factors, including regulatory or governmental action, litigation, and macroeconomic or market conditions, may prevent, delay or otherwise materially and adversely affect the ability of the parties to complete the collaboration. The failure to receive any required antitrust approvals in a timely manner could delay or prevent the closing of the Roche Collaboration Agreement. If the closing of the Roche Collaboration Agreement is delayed, receipt of the $700 million upfront payment would be delayed, and if the closing does not occur, we would not receive the upfront payment or realize the other potential benefits of the collaboration, including payments of up to $2.3 billion in potential total payments, including the upfront payment. In addition, the failure to close the Roche Collaboration Agreement may materially and adversely affect the market price of our common stock and could harm our reputation, business and operations if customers, investors or other parties react negatively to the failed transaction. Furthermore, if the Roche Collaboration Agreement does not close, we may need to seek alternative sources of capital or collaboration partners to advance the development and commercialization of bexobrutideg, which may not be available on favorable terms, or at all, and may distract management’s attention and resources from other business activities.

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
We rely on third-party contract research organizations (CROs) to conduct our clinical trial programs for bexobrutideg, zelebrudomide and NX-1607 and we will rely on third-party CROs to conduct any clinical trials for other drug candidates. Agreements with these CROs might terminate for a variety of reasons, including due to a CRO’s failure to perform. Entry into alternative arrangements, if necessary, could significantly delay our product development activities.
Our reliance on these CROs for research and development activities will reduce our control over these activities but will not relieve us of our responsibilities. For example, we will remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols in the applicable IND. Moreover, the FDA and other foreign regulators such as the EMA and the MHRA require compliance with good clinical practice standards (GCPs) for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected.
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
If we or our collaborators are unable to establish sales and marketing capabilities, we may not be successful in commercializing our drug candidates if and when they are approved.
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
Patent and other types of intellectual property litigation can involve complex factual and legal questions, and their outcome is uncertain. If we are found, or believe there is a risk we may be found, by a court of competent jurisdiction to infringe, misappropriate or otherwise violate a third party’s intellectual property rights, we could be required or may choose to obtain a license from such third party to continue developing and marketing our products and technology. In addition, we could be found liable for monetary damages, which could be significant, including treble damages and attorneys’ fees if we are found to have willfully infringed a patent or other intellectual property right. A finding of infringement could prevent us from producing or commercializing our drug candidates or future drug candidates or force us to cease some of our business operations, which could materially harm our business. Alternatively, we may need to redesign our infringing products, which may be impossible or require substantial time and monetary expenditure, including due to any additional or separate regulatory approval to which the redesigned products may be subject by regulatory authorities, and any redesigned products may be of inferior quality or performance. If we lose a foreign patent lawsuit alleging our infringement of a competitor’s patents, we could be prevented from marketing our therapeutics in one or more foreign countries and/or be required to pay monetary damages for infringement or royalties in order to continue marketing. Claims that we have misappropriated the confidential information, trade secrets or other intellectual property of third parties could have a similar negative impact on our business. Any of these outcomes would have a material adverse effect on our business.

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

Even if resolved in our favor, litigation or other legal proceedings relating to intellectual property claims may be time-consuming, cause us to incur significant expenses and could distract our technical and management personnel from their normal responsibilities and ongoing business operations. If we are unable to avoid infringing the patent rights of others, we may be required to seek a license, defend an infringement action or challenge the validity of the patents in court, or redesign our future products or processes. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock. Such litigation or proceedings could substantially increase our operating losses and reduce the resources available for development activities or any future sales, marketing or distribution activities. Unlike some of our larger competitors and other third parties, we may not have sufficient financial or other resources to conduct such litigation or proceedings adequately. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation or administrative proceedings, there is a risk that some of our confidential information could be compromised by disclosure. Uncertainties resulting from patent litigation and other proceedings could delay our research and development efforts, adversely affect our ability to raise additional funds and could limit our ability to continue our operations. Any of the foregoing could have a material adverse effect on our business.
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
•we may fail to adequately protect and police our trademarks and trade secrets; and
•the patents of others may have an adverse effect on our business, including if others obtain patents claiming subject matter similar to or improving subject matter that is covered by our patent applications.
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
In January 2024, the FDA granted Fast Track designation for bexobrutideg in the United States for the treatment of adult patients with relapsed or refractory CLL or small lymphocytic lymphoma after at least two lines of therapy, including a BTK inhibitor and a B-cell lymphoma 2 inhibitor, and in December 2024, the FDA granted Fast Track designation for bexobrutideg in the United States for the treatment of adult patients with relapsed or refractory Waldenström macroglobulinemia after at least two lines of therapy, including a BTK inhibitor. As part of our business strategy, we may also seek Fast Track designation for our other drug candidates. Programs with Fast Track designation may be eligible for more frequent interactions with the FDA, and, if relevant criteria are met, eligibility for Accelerated Approval and Priority Review. Fast Track designation applies to the drug candidate and the specific indication for which it is being studied. The FDA has broad discretion whether or not to grant this designation, so even if we believe a particular drug candidate is eligible for this designation, we cannot guarantee that the FDA would decide to grant it. If a drug candidate receives Fast Track designation but does not continue to meet the criteria for Fast Track designation, or if our clinical trials are delayed, suspended or terminated, or put on clinical hold due to unexpected adverse events or issues with clinical supply, we will not receive the benefits associated with the Fast Track program.
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
Failure by us or our collaborators to obtain marketing approval in foreign jurisdictions would prevent our drug candidates from being marketed abroad and may limit our ability to generate revenue from product sales.
To market and sell our drug candidates in jurisdictions outside the United States, we or any collaborators with rights in such jurisdictions must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing. The time required to obtain approvals from foreign regulatory authorities may differ substantially from that required to obtain FDA approval. The regulatory approval process outside the United States generally includes all of the risks associated with obtaining FDA approval. In addition, in many countries outside the United States, we or our collaborators must secure product reimbursement approvals before regulatory authorities will approve the product for sale in that country. Failure to obtain foreign regulatory approvals on a timely basis or non-compliance with foreign regulatory requirements could result in significant delays, difficulties and costs for us or our collaborators and could delay or prevent the introduction of our drug candidates in certain countries. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the United States does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. We or our collaborators may not be able to file for marketing approvals and may not receive necessary approvals to commercialize our products in any jurisdiction, which would materially impair our ability to generate revenue.

Due to the UK’s exit from the EU, the UK is now being treated as a “third country” by the EU. Although UK legislation has retained existing EU law, new UK legislation is being drafted and the UK has not retained new EU law, including the Clinical Trials Regulation (EU) No 536/2014. The UK has implemented separate clinical trial regulations, including the Medicines for Human Use (Clinical Trials) (Amendment) Regulations 2025, which came into force on April 28, 2026. This means that some regulatory activities, such as batch testing and Qualified Person certification, conducted in the UK are no longer recognized in the EU; although the UK accepts the batch testing data carried out in many third countries with recognized equivalent high standards to avoid delays and supply disruption due to re-testing. However, the UK and EU have concluded a Trade and Cooperation Agreement (TCA), which has been approved by the UK Parliament, European Council and European Parliament and has limited the disruption to the supply of medicines, particularly by enabling tariff and quota-free trade between the UK and the EU (provided that the rules of origin requirements are met), and has streamlined some issues, for example by enabling mutual recognition of cGMP inspections and certificates. The regulatory framework for medicines that existed before the end of the transition period has also effectively been preserved in UK domestic legislation as “retained EU law.” By retaining a snapshot of EU legislation at its core, the UK has prevented substantial divergence in the regulation of medicines (although divergence has appeared in some areas). The UK government reached a new agreement with the EU, the “Windsor Framework,” which amended the Northern Ireland Protocol, pursuant to which, the EU pharmaceutical legal framework acquis continued to apply to Northern Ireland. According to the Windsor Framework, medicinal products intended for the UK market including Northern Ireland will be authorized by the MHRA and must bear a “UK only” label. This means that medicinal products placed on the market in Northern Ireland no longer need to be compliant with EU law. These new measures were implemented beginning January 1, 2025. The TCA allows for future deviation from the current regulatory framework, and it is not known if and/or when any deviations may occur, which may have an impact on development, manufacture, marketing authorization, commercial sales and distribution of pharmaceutical products. It is also important to note that obtaining a marketing authorization is not sufficient to gain effective access to the market in the EU and in the UK; companies still need to agree to a reimbursement price for the products and in some jurisdictions, such as the UK and Germany, a further positive recommendation from health technology on cost-effectiveness is required for the products to be actually prescribed and reimbursed by the respective national health systems (see “—Governments outside of the United States tend to impose strict price controls, which may adversely affect our revenues from the sales of drugs, if any” below). If we fail to comply with the regulatory requirements in international markets and thus do not receive applicable marketing approvals, our target market will be reduced, our ability to realize the full market potential of our drug candidates will be harmed and our business will be adversely affected. We may not obtain foreign regulatory approvals on a timely basis, or at all. Our failure to obtain approval of any of our drug candidates by regulatory authorities in another country may significantly diminish the commercial prospects of that drug candidate and our business prospects could decline.
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
In March 2025, the FDA granted Orphan Drug Designation to bexobrutideg for the treatment of Waldenström macroglobulinemia, and in June 2025, the EMA granted Orphan Drug Designation to bexobrutideg for the treatment of adult patients with lymphoplasmacytic lymphoma, of which Waldenström macroglobulinemia is the most common subtype. As part of our business strategy, we may also seek Orphan Drug Designation or other designations from regulators for our other current or future drug candidates. Regulatory authorities in some jurisdictions, including the United States, EU and European Economic Area (EEA), Switzerland and the UK, may designate drugs or biological products for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may grant orphan designation to a drug or biological product intended to treat a rare disease or condition, defined as a disease or condition with a patient population of fewer than 200,000 in the United States, or a patient population greater than 200,000 in the United States when there is no reasonable expectation that the cost of developing and making available the drug in the United States will be recovered from sales in the United States for that drug or biological product. In the United States, Orphan Drug Designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user-fee waivers. After the FDA grants Orphan Drug Designation, the identity of the drug or biological product and its potential orphan use are disclosed publicly by the FDA. Orphan Drug Designation does not convey any advantage in, or shorten the duration of, the regulatory review process.

If a product that has Orphan Drug Designation subsequently receives the first FDA approval for the disease for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications, including an NDA or biologics license application, to market the same drug or biological product for the same indication for seven years, except in limited circumstances such as a showing of clinical superiority to the product with orphan drug exclusivity or if the FDA finds that the holder of the orphan drug exclusivity has not shown that it can assure the availability of sufficient quantities of the orphan drug to meet the needs of patients with the disease or condition for which the biological product was designated. As a result, even if one of our drug candidates receives orphan exclusivity, the FDA can still approve or license other drugs or biological products for use in treating the same indication or disease. Further, the FDA can waive orphan exclusivity if we are unable to manufacture sufficient supply of our product.
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
Under the current EU general pharmaceutical legislative framework, in order to obtain orphan designation in the EEA (similar legislation applies in the UK), the product must fulfill certain criteria: (1) it is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition; (2) either the prevalence of such condition must not be more than five in 10,000 persons in the EU when the application is made, or without the benefits derived from orphan status, it must be unlikely that the marketing of the medicine would generate sufficient return in the EU to justify the investment needed for its development; and (3) there exists no satisfactory method of diagnosis, prevention or treatment of such condition authorized for marketing in the EU or if such a method exists, the product will be of significant benefit to those affected by the condition, as defined in Regulation (EC) 847/2000.
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
The revised periods of regulatory protection are reflected in the agreed compromise texts. Under the proposed new framework, orphan medicinal products would benefit from a baseline period of nine years of market exclusivity, which may be increased to 11 years for products qualifying as “breakthrough” orphan medicines. In each case, this exclusivity period may be further extended by up to two additional one-year periods for new orphan indications. While the legislation does not yet clearly define the criteria for “breakthrough” designation, the concept is expected to capture medicines addressing unmet medical needs. In addition, the new framework would retain the existing six-month SPC extension as a pediatric reward for the completion of studies in accordance with an agreed pediatric investigation plan (PIP).
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
Currently, in the EU pursuant to Regulation 1901/2006, and in the UK pursuant to the Human Medicines Regulations 2012 (as amended), MAAs must include pediatric data based on pediatric investigation plans agreed with the EMA if the MAA concerns (i) a new active substance or (ii) a new indication, pharmacological form, or route of administration (where the product is protected by an SPC or a patent qualifying for an SPC). Applicants may obtain waivers or deferrals to these requirements in certain circumstances (for example a waiver may be obtained if the condition only occurs in adult populations). Where required, pediatric studies must cover all subsets of the pediatric population for both existing and new indications, pharmacological forms and routes of administration. Limited further exclusions apply, including in relation to generic or biosimilar applications. Certain rewards may be available for completion of pediatric studies. For example, where MAAs include the results of all studies conducted in compliance with an agreed pediatric investigation plan, the holder of the patent or SPC may be entitled to a six-month extension to the SPC. Additionally, the European Commission’s new proposed legislation, if or when it is implemented, will also affect the current EU legal framework of pediatric medicines.
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
The expected coverage and reimbursement of our products will subject us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute any drug candidates for which we obtain marketing approval.
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
•HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, and its implementing regulations, which also imposes obligations, including mandatory contractual terms, on certain types of people and entities with respect to safeguarding the privacy, security and transmission of individually identifiable health information;
•the federal Food, Drug, and Cosmetic Act and Public Health Service Act, which, among other things, strictly regulates drug marketing, prohibits manufacturers from marketing such products for off-label use or misbranding or adulterating their products, and regulates the distribution of samples;
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
Providing benefits or advantages to induce or reward improper performance generally to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order or use of medicinal products is prohibited in the EU and the UK. The provision of benefits or advantages to induce or reward improper performance is governed by the national anti-bribery laws of EU Member States, and with respect to the UK, the UK Bribery Act 2010 (Bribery Act). Infringement of these laws may result in substantial fines and imprisonment. EU pharmaceutical legislation provides that, where medicinal products are being promoted to healthcare professionals, no gifts, pecuniary advantages or benefits in kind may be supplied, offered or promised to such individuals unless they are inexpensive and relevant to the practice of medicine or pharmacy. These requirements also apply in the UK through the Human Medicines Regulations 2012.
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
To date, there have been several U.S. congressional inquiries and proposed and enacted state and federal legislation and regulations designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient support programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. Most notably, the Inflation Reduction Act (IRA), which was signed into law on August 16, 2022, allows Medicare to establish a “maximum fair price” for a fixed number of pharmaceutical and biological products covered under Medicare Parts B and D following a price negotiation process with the Centers for Medicare & Medicaid Services (CMS); and penalize drug companies that raise prices for products covered under Medicare Parts B and D faster than inflation, among other reforms. CMS has taken and continues to take steps to implement the IRA, including negotiating and publishing “maximum fair prices” for drugs selected under the IRA’s price negotiation framework and releasing quarterly lists of Medicare Part B products and annual lists of Medicare Part D products that are subject to adjusted coinsurance rates based on the inflationary rebate provisions of the IRA. Additionally, when originally enacted, the IRA explicitly excluded from price negotiation orphan drugs designated for only one rare disease or condition and for which the only active approved indication is for such disease or condition. However, the One Big Beautiful Bill Act (OBBBA) signed into law on July 4, 2025, amended the applicable statute to broaden the orphan drug exclusion such that products with more than one orphan designation and more than one approved indication will remain exempt from price negotiation, so long as each approved indication is for a rare disease or condition. The OBBBA also postpones the start of price negotiation requirements for drugs and biologics with orphan designations until the product receives approval for a non-orphan indication.

It is unclear how future regulatory actions to implement the IRA may affect our products and future profitability. Although in May 2026 the Supreme Court declined to hear certain manufacturer challenges to the IRA price negotiation program, other litigation remains pending, the outcome of which could affect the scope and operation of the program. We also cannot predict the likelihood, nature, or extent of other health reform initiatives that may arise from future legislation or administrative actions.
The current presidential administration has also signaled its intent to pursue additional healthcare reform measures, including those aimed at reducing prescription drug prices, through various means, including presidential executive orders and agency action. These efforts include, among other things, proposals to establish a “most favored nation” drug pricing policy that would tie U.S. drug prices to the prices paid for drugs in other countries. Additionally, on April 2, 2026, President Trump issued a separate proclamation imposing tariffs on certain imported patented pharmaceuticals and pharmaceutical ingredients pursuant to Section 232 of the Trade Expansion Act of 1962 and linking certain tariff relief to “most-favored-nation” pricing commitments and domestic manufacturing initiatives. Although implementation of the tariffs is subject to phased effective dates beginning in July 2026 for certain manufacturers, it remains to be seen how these drug pricing initiatives will affect the broader pharmaceutical industry.
In addition, on June 28, 2024, the U.S. Supreme Court issued an opinion in Loper Bright Enterprises v. Raimondo holding that courts reviewing agency action pursuant to the APA “must exercise their independent judgment” and “may not defer to an agency interpretation of the law simply because a statute is ambiguous.” The decision has impacted how lower courts evaluate challenges to agency interpretations of law, including those by CMS and other agencies with significant oversight of the healthcare industry. For additional information, see the risk factor above titled “The biopharmaceutical industry is subject to extensive regulatory obligations and policies that are subject to change, including due to judicial challenges.”
At the state level, individual states are increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing. These include legislation and regulations regarding price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, legislative action designed to encourage importation from other countries and bulk purchasing. For example, on January 5, 2024, the FDA approved Florida’s importation plan, which allows pharmacists and wholesalers to import certain products from Canada. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. These measures could reduce the ultimate demand for our products, once approved, or put pressure on our product pricing. Another emerging trend at the state level is the establishment of prescription drug affordability boards, some of which will prospectively permit certain states to establish upper payment limits for drugs that the state has determined to be “high-cost.” Prescription drug affordability boards in several states, including Colorado, Maryland, Oregon, and Washington, have begun identifying products for affordability reviews, issuing information requests to manufacturers to determine whether upper payment limits may be justified, and, in the case of Colorado, implementing upper payment limits.
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
In some countries, particularly the countries of the EU and the UK, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a drug. To obtain reimbursement or pricing approval in some countries, we, or our collaborators, may be required to conduct a clinical trial that compares the cost-effectiveness of our drug to other available therapies. Furthermore, in some European countries, the authorities conduct an HTA to assess the cost-effectiveness of the product (in the UK that HTA assessment is conducted by NICE), which may significantly impact effective access to the market. As of January 12, 2025, EU Health Technology Assessment Regulation No. 2021/2282 became applicable in respect of new oncology medicines. Regulation No. 2021/2282 imposes a new procedure, a joint clinical assessment at a centralized level, as a mandatory step for the assessment of the pricing and reimbursement of medicinal products by national authorities. It requires companies applying for products in scope to make relevant submissions for the joint clinical assessment, in line with a number of prespecified criteria.
If reimbursement of our drugs is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our business could be materially harmed.

In particular, the Trump Administration's continued efforts to implement "most-favored-nations" pricing in the United States may have unpredictable effects on prices of medicinal products in European countries. For additional information, see the risk factor above titled “Current and future legislation may increase the difficulty and cost for us, and any collaborators, to obtain marketing approval of and commercialize our drug candidates and affect the prices we, or they, may obtain.” This policy may introduce significant risks to our future pricing strategies, revenue, and profitability in the U.S. market. Additionally, a May 2025 Executive Order instructs the Department of Commerce and the U.S. Trade Representative to take action against foreign countries that engage in practices suppressing drug prices below fair market value, which could lead to increased pricing pressures or regulatory changes in international markets. These developments, depending on whether and how they may be enacted, may adversely affect our global operations and financial performance.
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
The risk of a security breach or disruption, particularly through cyber-attacks or cyber-intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. We may not be able to anticipate all types of security threats, and we may not be able to implement preventive measures effective against all such security threats. The techniques used by cyber criminals change frequently, may not be recognized until launched and can originate from a wide variety of sources. In addition, the prevalent use of mobile devices and remote work applications that access confidential information increases the risk of data security breaches, which could lead to the loss of confidential information or other intellectual property or unauthorized access to personal information. More capable general-purpose AI models released by major providers that are or may soon become widely accessible to developers and end users have amplified, and will continue to amplify, the capabilities of attackers, enabling more targeted and convincing phishing and social engineering campaigns, automated identification and exploitation of software vulnerabilities, the generation of novel malware and attack vectors, prompt injection attacks, automated reconnaissance, and the ability to conduct attacks at greater speed and scale than previously possible. Additionally, AI-enhanced threats may be more difficult to detect using traditional security measures and may require us to invest in additional defensive capabilities. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or those of our third-party vendors, CROs and other contractors and consultants, or inappropriate disclosure of confidential, personal or proprietary information, we could incur liability and reputational damage and the further development and commercialization of our drug candidates could be delayed. The costs to us to mitigate network security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities could be material, and although we have and continue to invest in and implement security measures designed to protect our data security and information technology systems, our efforts to address these problems may not be successful, and these problems could result in unexpected interruptions, delays, cessation of service and other harm to our business and our competitive position. If the information technology systems of our third-party vendors, CROs and other contractors and consultants become subject to disruptions or security breaches, we may have insufficient recourse against such third parties and we may have to expend significant resources to mitigate the impact of such an event, and to develop and implement protections to prevent future events of this nature from occurring.
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
We are subject to global privacy and data protection laws and regulations that apply to the collection, transmission, storage and use of personal information, which, among other things, impose certain requirements relating to the privacy, security and transmission of personal information. Failure by us or our third-party vendors, CROs, contractors and consultants to comply with any of these laws and regulations could result in enforcement actions by data protection authorities against us, including fines or penalties, claims for damages by affected individuals, damage to our reputation and loss of goodwill, any of which could have a material adverse effect on our business, financial condition, results of operations or prospects.
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

In particular, laws and regulations governing the privacy of health information, such as state privacy laws or HIPAA, establish privacy and security standards that may apply to us or healthcare providers that we interact with. These laws may limit the use and disclosure of individually identifiable health information, or protected health information, and require the implementation of administrative, physical and technological safeguards to protect the privacy of protected health information and ensure the confidentiality, integrity and availability of electronic protected health information. Determining how protected health information may be used, shared or processed in compliance with applicable privacy standards and our contractual obligations can be complex and may be subject to changing interpretation. Further, if we fail to comply with applicable privacy laws, we could face civil and criminal penalties, or claims for breach of contract. HHS, as well as state Attorneys General have enforcement authority for HIPAA, and any enforcement activity can result in financial liability and reputational harm, and responses to such enforcement activity can consume significant internal resources. On December 10, 2020, HHS issued proposed revisions to the HIPAA Privacy Rule aimed at reducing regulatory burdens that may exist in discouraging coordination of care, including creating an exception to the minimum necessary standard for healthcare coordination, and other proposals to increase patient access to their health information, among other changes. Moreover, on December 27, 2024, HHS issued proposed revisions to the HIPAA Security Rule aimed at strengthening required cybersecurity protections for protected health information While a final rule has not yet been issued for either proposed rule, if adopted, these proposed changes may change standards for the processing, securing and sharing of health information in the industry, and impose additional risks and costs.
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
In addition, as referenced above, states have shown an increased interest in regulating the processing of personal information in general and specifically in the privacy of health data. Washington state passed the My Health My Data Act, which took effect on March 31, 2024, and is focused on the collection of consumer health data. The My Health My Data Act has a broader scope than HIPAA and includes a private right of action—depending on whether this law applies to us, there may be substantial regulatory action and litigation associated with this act. Following Washington, certain other states have enacted consumer health data protection laws. We cannot be sure how these regulations will be interpreted, enforced or applied to our operations. In addition to the risks associated with enforcement activities and potential contractual liabilities, our ongoing efforts to comply with evolving laws and regulations at the federal and state level may be costly and require ongoing modifications to our policies, procedures and systems.
Personal information privacy remains an evolving landscape at both the U.S. state and international level, with new regulations coming into effect. For example, the CCPA, which came into effect on January 1, 2020, and was amended and expanded by the California Privacy Rights Act as of January 1, 2023, provides California residents expanded privacy rights, including the right to request correction, access, and deletion of their personal information, the right to opt out of personal information sharing with certain third parties for cross-context behavioral advertising purposes, the right to limit the use of sensitive personal information, and the right to receive detailed information about how their personal information is processed, including by California residents’ employers. Additionally, the CCPA requires companies that process personal information of California residents to make disclosures to consumers about their data collection, use and sharing practices, complete certain audits and assessments when processing higher risk data and provide a private right of action for data breaches, as described above. Although the CCPA includes limited exceptions—including exceptions for personal health information collected by covered entities or business associates subject to HIPAA, the CCPA may regulate or impact our processing of personal information depending on the context. Failure to comply with the CCPA may result in significant civil penalties, injunctive relief, or statutory or actual damages as determined by the California Privacy Protection Agency, the state agency that is charged with creating new rules and enforcing the CCPA, and the California Attorney General, who also still maintains some CCPA enforcement powers. Notably, following California’s lead, over a third of other U.S. states enacted privacy laws that contain obligations similar to the CCPA that have taken effect or will take effect in coming years. In addition, comprehensive federal privacy legislation continues to be considered. While these new laws and proposals generally include exemptions for HIPAA-covered data and clinical trial data, they add layers of complexity to compliance in the U.S. market and could increase our compliance costs and adversely affect our business. Compliance with evolving privacy legislation and regulation adds complexity and may require investment in additional resources for compliance programs, thus potentially result in additional costs and expense of resources to maintain compliance.

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
However, the DPF for both the EU and UK may be subject to further legal challenge which could cause the legal requirements for personal data transfers from the EU and the UK to the United States to become uncertain once again. EU and UK data protection authorities have and may again block the use of certain U.S.-based services that involve the transfer of personal data to the United States. In the EU and other markets, potential new rules and restrictions on the flow of data across borders could increase the cost and complexity of doing business in those regions.
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
We leverage artificial intelligence (AI) in certain aspects of our operations, including through our proprietary DEL-AI platform, which employs machine learning across all aspects of the discovery process. However, our competitors and other third parties may incorporate AI into their operations and processes more quickly or more successfully than we do, which could impair our ability to compete effectively and adversely affect our results of operations. Additionally, if the output that AI applications assist in producing are or are alleged to be inaccurate, deficient, or biased, our business, financial condition, and results of operations may be adversely affected. Furthermore, the integration of third-party AI models with our operations relies on certain safeguards implemented by the third-party developers of the underlying AI models, including those related to the accuracy, bias, and other variables of the data, and these safeguards may be insufficient. The use of AI applications has resulted in, and may in the future result in, cybersecurity incidents that implicate the data analyzed within such applications. Any such cybersecurity incidents related to our use of AI applications to analyze data could adversely affect our reputation and results of operations. AI also presents emerging ethical issues and if our use of AI becomes controversial, we may experience brand or reputational harm, competitive harm, or legal liability.
Legislation and regulations governing the development and use of AI, including specific AI legislation at the state level relating to AI in the life sciences and healthcare contexts, have been passed or are under consideration in the United States at the state and local level, as well as internationally. As a result, the ability to use AI and machine learning may be constrained or complicated by current or future laws, regulatory or self-regulatory requirements, and further resources may be necessary to build compliance processes to respond to AI law developments. The rapid evolution of AI, including regulation of AI and its various uses, will require significant resources to develop, test and maintain our platforms and AI operations to help us implement AI ethically in order to minimize unintended, harmful impact.
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
Our operations are subject to anti-corruption laws, including the Foreign Corrupt Practices Act (FCPA), the Bribery Act and other anti-corruption laws that apply in countries where we do business and may do business in the future. The FCPA, the Bribery Act and other anti-corruption or similar laws generally prohibit us, our officers and our employees and intermediaries from bribing, being bribed or making other prohibited payments to government officials or other persons to obtain or retain business or gain some other business advantage. We may in the future operate in jurisdictions that pose a high risk of potential FCPA or Bribery Act violations, and we may participate in collaborations and relationships with third parties whose actions could potentially subject us to liability under the FCPA, the Bribery Act or local anti-corruption laws. In addition, we cannot predict the nature, scope or effect of future regulatory requirements to which our international operations might be subject or the manner in which existing laws might be administered or interpreted.
We also are subject to other laws and regulations governing our international operations, including regulations administered by the governments of the United States, UK and authorities in the EU, including U.S. export controls, including the U.S. Department of Commerce’s Export Administration Regulations, and U.S. economic sanctions, trade sanctions regulations administered by the U.S. Department of the Treasury’s Office of Foreign Assets Control, including restrictions or prohibitions on the sale or supply of certain products and services to U.S.-embargoed or sanctioned countries, governments, persons and entities, and other applicable export control regulations, customs requirements and currency exchange regulations, which we collectively refer to as Trade Control Laws.
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
Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. For example, the global financial crisis of 2007-2008 caused extreme volatility and disruptions in the capital and credit markets. Similarly, the volatility associated with the COVID-19 pandemic caused significant instability and disruptions in the capital and credit markets and, more recently, the global economy has been impacted by interest rate fluctuations and inflation, uncertainty with respect to the federal budget and debt ceiling and potential government shutdowns related thereto, as well as the possibility of a recession or further economic downturn, tariffs, trade restrictions, changing U.S. and foreign trade policy, and uncertainty regarding the availability and cost of capital. Moreover, there have been concerns in recent years with respect to the stability of the global banking system. For example, in March 2023, Silicon Valley Bank (SVB), which was one of our banking partners, was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (FDIC) as receiver, and in March 2023, Silvergate Capital Corp. and Signature Bank were similarly swept into receivership. While we only had a minimal amount of our cash directly at SVB and the FDIC took steps to make depositors of SVB whole such that we regained access to this cash, there is no assurance that similar guarantees will be made in the event of further bank closures and continued instability in the global banking system. Our ongoing cash management strategy is to maintain diversity in our deposit accounts across financial institutions, but deposits in these institutions may exceed the amount of insurance provided on such deposits and there can be no assurance that this strategy will be successful. If other banks and financial institutions enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, then our ability to access our cash, cash equivalents and marketable securities may be threatened, which could have a material adverse effect on our business and financial condition. Furthermore, the capital and credit markets may be adversely affected by regional conflicts around the world and the possibility of a wider global conflict, global sanctions imposed in response to regional conflicts or an energy crisis. A severe or prolonged economic downturn, such as the global financial crisis, could result in a variety of risks to our business, including weakened demand for our drug candidates and in our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy also could strain our suppliers, possibly resulting in supply disruption. We cannot anticipate all of the ways in which the foregoing, and the current economic climate and financial market conditions generally, could adversely impact our business. Furthermore, our stock price may decline due in part to the volatility of the stock market and any general economic downturn.

We may be exposed to foreign exchange risk.
We incur portions of our expenses, and may in the future derive revenues, in a variety of currencies. As a result, we may be exposed to foreign currency exchange risk as our results of operations and cash flows are subject to fluctuations in foreign currency exchange rates. If in the future we incur greater portions of our expenses, or derive future revenues, from foreign currencies, fluctuations in currency exchange rates could have an impact on our results as expressed in U.S. dollars. In addition, recent actions taken by the U.S. government may further impact the value of the U.S. dollar relative to other currencies, which may have the result of increasing the portions of our expenses which are realized in other currencies. We currently do not engage in hedging transactions to protect against uncertainty in future exchange rates between particular foreign currencies and the U.S. dollar. We cannot predict the impact of foreign currency fluctuations, and foreign currency fluctuations in the future may adversely affect our business, financial condition, results of operations and prospects.
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
•regulatory developments affecting our drug candidates or those of our competitors; and
•changes in general market and economic conditions, including interest rate fluctuations, inflation, tariffs, trade restrictions, uncertainty with respect to the federal budget and debt ceiling and potential government shutdowns related thereto, instability in the global banking system, volatility in capital and credit markets, and the possibility of a recession or further economic downturn.
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
•natural disasters and other calamities; and
•general economic, industry and market conditions, including interest rate fluctuations, inflation, tariffs, trade restrictions, uncertainty with respect to the federal budget and debt ceiling and potential government shutdowns related thereto, instability in the global banking system, volatility in capital and credit markets, and the possibility of a recession or further economic downturn.
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

In addition, we currently have on file with the SEC an automatic shelf registration statement on Form S-3 which allows us to offer and sell our registered common stock, preferred stock, debt securities, warrants, subscriptions rights and/ or units from time to time pursuant to one or more offerings at prices and terms to be determined at the time of sale. In August 2021, we entered into an Equity Distribution Agreement with Piper Sandler & Co. (Piper Sandler), which was amended in July 2024, in October 2024, and in March 2026 (as amended, the Third Amended Equity Distribution Agreement), pursuant to which, from time to time, we may offer and sell through Piper Sandler up to $413.65 million of the common stock registered under the shelf registration statement pursuant to one or more “at the market” offerings. From time to time, we have issued and sold shares of common stock pursuant to this agreement and as of the date of this filing, we have $300.0 million of common stock remaining available for sale under the Third Amended Equity Distribution Agreement. Sales of our common stock under the Third Amended Equity Distribution Agreement with Piper Sandler could be subject to business, economic or competitive uncertainties and contingencies, many of which may be beyond our control, and which could cause actual results from the sale of our common stock to differ materially from expectations. To the extent additional capital is raised through the sale and issuance of shares or other securities convertible into shares, the ownership interest of our stockholders will be diluted. Future issuances of our common stock or other equity securities, or the perception that such sales may occur, could adversely affect the trading price of our common stock and impair our ability to raise capital through future offerings of shares or equity securities. No prediction can be made as to the effect, if any, that future sales of common stock or the availability of common stock for future sales will have on the trading price of our common stock.
We will not receive a significant amount, or potentially any, additional funds upon the exercise of our pre-funded warrants; however, any exercise would increase the number of shares eligible for future resale in the public market and result in substantial dilution to our stockholders.
As of May 31, 2026, we have issued pre-funded warrants to purchase a total of 8,315,020 shares of our common stock, of which 7,577,909 were outstanding as of May 31, 2026. Each pre-funded warrant is exercisable for $0.001 per share of common stock underlying such pre-funded warrant, which may be paid by way of a cashless exercise, meaning that the holder may not pay a cash purchase price upon exercise, but instead would receive upon such exercise the net number of shares of common stock determined according to the formula set forth in the pre-funded warrant. Accordingly, we will not receive a significant amount, or potentially any, additional funds upon the exercise of the pre-funded warrants. To the extent such pre-funded warrants are exercised, additional shares of common stock will be issued for nominal or no additional consideration, which will result in substantial dilution to the then existing holders of our common stock and will increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of the common stock, causing our stock price to decline.
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
As a public company, we incur significant legal, accounting and other expenses. We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of Nasdaq and other applicable securities rules and regulations which impose various requirements on public companies, including maintenance of effective disclosure and financial controls and corporate governance practices. Compliance with these rules and regulations may strain our financial and management systems, internal controls, and employees. For example, the Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and results of operations and the disclosure requirements under the Exchange Act are subject to change from time to time. Complying with these disclosure obligations or any new disclosure requirements that may apply to us in the future could cause us to incur substantial costs and could increase negative publicity surrounding any incident that we are required to disclose. Any failure or perceived failure by us to comply with these obligations may also subject us to enforcement action or litigation, any of which could harm our business.
Therefore, as a result of being a public company, our management and other personnel are required to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations result in high legal and financial compliance costs and have made some activities time-consuming and costly. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. The impact of these requirements also could make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers. Moreover, these rules and regulations continue to evolve and often are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.
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
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
(c) Director and Section 16 Officer Rule 10b5-1 Trading Arrangements
No director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K, during the three months ended May 31, 2026.

Item 6. Exhibits

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

10.1	Amendment No. 3 to the Equity Distribution Agreement, dated March 6, 2026, by and between the Registrant and Piper Sandler & Co.	8-K	001-39398	10.1	March 6, 2026

10.2*†	Seventh Amendment to Collaboration and License Agreement, dated April 8, 2026, by and between the Registrant and Genzyme Corporation					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1‡	Certification of Principal Executive Officer and Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	Inline XBRL Instance Document - the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File (formatted as Inline XBRL and included in exhibit 101)					X

*	Registrant has omitted portions of the exhibit as permitted under Item 601(b)(10) of Regulation S-K.

†	Registrant has omitted certain schedules pursuant to Item 601(a)(5) of Regulation S-K.

‡	The certifications furnished in Exhibits 32.1 hereto are deemed to accompany this Quarterly Report on Form 10-Q and are not deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall they be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NURIX THERAPEUTICS, INC.

Date: July 9, 2026	By:	/s/ ARTHUR T. SANDS
Arthur T. Sands, M.D., Ph.D.
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: July 9, 2026	By:	/s/ HANS VAN HOUTE
Hans van Houte
Chief Financial Officer (Principal Financial and Accounting Officer)