Form 10-Q
period 2026-08-31
Nurix Therapeutics, Inc.
filed 2026-10-13
CIK 1549595

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________________________________________________________
FORM 10-Q
______________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2026
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
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of September 30, 2026, the Registrant had 109,249,814 shares of common stock, $0.001 par value per share, outstanding.

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
In some cases, you can identify forward-looking statements by such terminology as “believe,” “may,” “will,” “potentially,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “plan,” “expect” and similar expressions that convey uncertainty of future events or outcomes, although not all forward-looking statements contain these words. Forward-looking statements include, but are not limited to, statements about:
•the timing and conduct of our clinical trial programs for our lead drug candidates bexobrutideg (NX-5948), which is in late-stage clinical development under a co-development and co-commercialization collaboration with F. Hoffmann-La Roche Ltd. and Genentech, Inc. (Roche), and NX-1607 and other drug candidates, including statements regarding the timing of data and anticipated announcements, the selection of new development candidates and the initiation of clinical trials;
•the timing, preparation, submission and review of regulatory filings, and the timing of and our ability to obtain and maintain regulatory approvals, including marketing approvals, for our lead drug candidates bexobrutideg and NX-1607 and other drug candidates;
•our plans to pursue research and development of other drug candidates;
•the potential advantages of our DEL-AI platform, our drug candidates and degrader antibody conjugates (DACs);
•the extent to which our scientific approach, our DEL-AI platform, protein degradation, antibody-drug conjugation, and DACs may potentially address a broad range of diseases;
•the potential benefits of our arrangements with Gilead Sciences, Inc., Sanofi S.A., Seagen Inc. (now a part of Pfizer Inc.) and Roche;
•the potential receipt of revenue from future sales of our drug candidates;
•the rate and degree of market acceptance and clinical utility of our drug candidates;
•our estimates regarding the potential market opportunity for our drug candidates;
•our sales, marketing and distribution capabilities and strategy;
•our ability to establish and maintain arrangements for and scale-up the manufacturing of our drug candidates to support our clinical trials and commercialization activities;
•our ability to build and maintain the organizational capabilities, infrastructure, systems and personnel needed to support late-stage clinical development and potential commercialization, manage operational growth and concurrently conduct late-stage and earlier-stage programs;
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
•Our lead drug candidates include bexobrutideg (NX-5948), which is in late-stage clinical development under a co-development and co-commercialization collaboration with Roche, and NX-1607, which is in the earlier stages of clinical development. If we are unable to advance our drug candidates through clinical development, obtain regulatory approval for them, secure an adequate reimbursement price for them, or commercialize them, or if we experience significant delays in doing so, our business may be materially harmed.
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
•We have received Orphan Drug Designation for bexobrutideg and may seek Orphan Drug Designation or other designations from regulators for other current or future drug candidates. We may be unsuccessful or may be unable to maintain the benefits associated with these designations, including the potential for supplemental market exclusivity associated with an Orphan Drug Designation.
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
•We depend, and expect to continue to depend, on collaborations with third parties for the research, development and commercialization of certain of our current and future drug candidates. If any such collaborations are not successful, we may not be able to capitalize on the market potential of those drug candidates.
•Our collaboration with Roche requires substantial financial and operational commitments, limits our control over the bexobrutideg program and may not produce the anticipated benefits.

•We and our collaborators rely on third-party contract manufacturing organizations (CMOs) for the manufacture of both drug substance and finished drug product for our drug candidates for preclinical and clinical testing and expect to continue to do so for any future clinical trials and commercialization. This reliance on third parties may increase the risk that we will not have sufficient quantities of our drug candidates or products or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts.
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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
NURIX THERAPEUTICS, INC.
CONDENSED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

	August 31, 2026	November 30, 2025
Assets
Current assets:
Cash and cash equivalents	$720,242	$246,960
Marketable securities, current	328,013	345,981
Accounts receivable	20,000	—
Prepaid expenses and other current assets	35,437	13,878
Total current assets	1,103,692	606,819
Marketable securities, non‑current	14,832	—
Operating lease right-of-use assets	48,631	50,517
Property and equipment, net	19,407	22,490
Restricted cash	782	968
Other assets	7,954	7,341
Total assets	$1,195,298	$688,135
Liabilities and stockholdersʼ equity
Current liabilities:
Accounts payable	$32,984	$11,215
Accrued expenses and other current liabilities	63,674	54,852
Operating lease liabilities, current	3,241	2,824
Deferred revenue, current	8,610	17,580
Deferred collaboration funding, current	22,233	—
Total current liabilities	130,742	86,471
Operating lease liabilities, net of current portion	62,091	52,906
Deferred revenue, net of current portion	10,778	10,011
Deferred collaboration funding, net of current portion	23,376	—
Total liabilities	226,987	149,388
Commitments and contingencies (Note 6)
Stockholdersʼ equity:
Preferred stock, $0.001 par value— 10,000,000 shares authorized as of August 31, 2026 and November 30, 2025; no shares issued and outstanding as of August 31, 2026 and November 30, 2025	—	—
Common stock, $0.001 par value— 500,000,000 shares authorized as of August 31, 2026 and November 30, 2025; 109,200,394 and 101,807,484 shares issued and outstanding as of August 31, 2026 and November 30, 2025, respectively	109	102
Additional paid-in capital	1,598,540	1,541,766
Accumulated other comprehensive income (loss)	(210)	105
Accumulated deficit	(630,128)	(1,003,226)
Total stockholdersʼ equity	968,311	538,747
Total liabilities and stockholdersʼ equity	$1,195,298	$688,135
The accompanying notes are an integral part of these unaudited condensed financial statements.

NURIX THERAPEUTICS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended August 31,		Nine Months Ended August 31,
	2026	2025	2026	2025
Revenue:
Collaboration revenue	$19,908	$7,894	$35,203	$40,403
License revenue	653,156	—	653,156	30,000
Total revenue	673,064	7,894	688,359	70,403
Operating expenses:
Research and development	79,260	86,120	251,049	233,879
General and administrative	34,353	13,159	64,558	39,095
Total operating expenses	113,613	99,279	315,607	272,974
Income (loss) from operations	559,451	(91,385)	372,752	(202,571)
Interest and other income, net	3,962	4,964	13,681	17,095
Income (loss) before income taxes	563,413	(86,421)	386,433	(185,476)
Provision for income taxes	13,606	—	13,335	760
Net income (loss)	$549,807	$(86,421)	$373,098	$(186,236)
Net income (loss) per share, basic	$4.93	$(1.03)	$3.36	$(2.22)
Weighted-average number of shares outstanding, basic	111,563,067	84,159,336	110,912,478	83,869,469
Net income (loss) per share, diluted	$4.73	$(1.03)	$3.26	$(2.22)
Weighted-average number of shares outstanding, diluted	116,152,771	84,159,336	114,367,848	83,869,469
The accompanying notes are an integral part of these unaudited condensed financial statements.

NURIX THERAPEUTICS, INC.
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three Months Ended August 31,		Nine Months Ended August 31,
	2026	2025	2026	2025
Net income (loss)	$549,807	$(86,421)	$373,098	$(186,236)
Other comprehensive loss, net of tax:
Unrealized gain (loss) on available-for-sale marketable securities	(65)	139	(315)	(31)
Total comprehensive income (loss)	$549,742	$(86,282)	$372,783	$(186,267)
The accompanying notes are an integral part of these unaudited condensed financial statements.

NURIX THERAPEUTICS, INC.
CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)
(unaudited)

	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Shares	Amount
Balance as of November 30, 2024	75,870,718	$76	$1,265,536	$150	$(738,769)	$526,993
Exercise of stock options	37,428	—	221	—	—	221
Vesting of restricted stock units	242,923	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	83,730	—	1,252	—	—	1,252
Stock-based compensation	—	—	8,726	—	—	8,726
Unrealized gain on available-for-sale marketable securities	—	—	—	76	—	76
Net loss	—	—	—	—	(56,351)	(56,351)
Balance as of February 28, 2025	76,234,799	76	1,275,735	226	(795,120)	480,917
Exercise of stock options	1,233	—	6	—	—	6
Vesting of restricted stock units	197,632	—	—	—	—	—
Stock-based compensation	—	—	10,390	—	—	10,390
Unrealized loss on available-for-sale marketable securities	—	—	—	(246)	—	(246)
Net loss	—	—	—	—	(43,464)	(43,464)
Balance as of May 31, 2025	76,433,664	$76	1,286,131	(20)	(838,584)	447,603
Exercise of stock options	18,822	1	177	—	—	178
Vesting of restricted stock units	311,485	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	108,715	—	977	—	—	977
Stock-based compensation	—	—	9,776	—	—	9,776
Unrealized gain on available-for-sale marketable securities	—	—	—	139	—	139
Net loss	—	—	—	—	(86,421)	(86,421)
Balance as of August 31, 2025	76,872,686	$77	$1,297,061	$119	$(925,005)	$372,252

	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Shares	Amount
Balance as of November 30, 2025	101,807,484	$102	$1,541,766	$105	$(1,003,226)	$538,747
Issuance of common stock in “at the market” financing, net of issuance costs	1,000,000	1	17,993	—	—	17,994
Exercise of stock options	77,942	—	375	—	—	375
Vesting of restricted stock units	330,395	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	183,992	—	1,596	—	—	1,596
Stock-based compensation	—	—	9,404	—	—	9,404
Unrealized loss on available-for-sale marketable securities	—	—	—	(49)	—	(49)
Net loss	—	—	—	—	(87,174)	(87,174)
Balance as of February 28, 2026	103,399,813	103	1,571,134	56	(1,090,400)	480,893
Exercise of stock options	6,688	—	66	—	—	66
Vesting of restricted stock units	295,010	1	(1)	—	—	—
Stock-based compensation	—	—	11,404	—	—	11,404
Unrealized loss on available-for-sale marketable securities	—	—	—	(201)	—	(201)
Net loss	—	—	—	—	(89,535)	(89,535)
Balance as of May 31, 2026	103,701,511	104	1,582,603	(145)	(1,179,935)	402,627
Exercise of pre-funded warrants	4,708,290	5	(5)	—	—	—
Exercise of stock options	363,266	—	4,020	—	—	4,020
Vesting of restricted stock units	341,632	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	85,695	—	1,139	—	—	1,139
Stock-based compensation	—	—	10,783	—	—	10,783
Unrealized loss on available-for-sale marketable securities	—	—	—	(65)	—	(65)
Net income	—	—	—	—	549,807	549,807
Balance as of August 31, 2026	109,200,394	$109	$1,598,540	$(210)	$(630,128)	$968,311
The accompanying notes are an integral part of these unaudited condensed financial statements.

NURIX THERAPEUTICS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended August 31,
	2026	2025
Cash flows from operating activities
Net income (loss)	$373,098	$(186,236)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	6,590	6,620
Stock-based compensation	31,569	28,879
Net accretion of discount on marketable securities	(4,475)	(8,455)
Loss on disposal of property and equipment	160	—
Amortization of operating lease right-of-use assets	4,651	7,605
Changes in operating assets and liabilities:
Accounts receivable	(20,000)	—
Prepaid expenses and other assets	(12,013)	(4,945)
Accounts payable	22,022	(3,655)
Deferred revenue	(8,203)	(23,403)
Operating lease liabilities	(1,161)	(4,311)
Deferred collaboration funding	45,609	—
Accrued expenses and other current liabilities	9,297	6,268
Net cash provided by (used in) operating activities	447,144	(181,633)
Cash flows from investing activities
Purchases of marketable securities	(430,005)	(281,350)
Maturities of marketable securities	435,130	437,728
Purchases of property and equipment	(4,373)	(8,871)
Net cash provided by investing activities	752	147,507
Cash flows from financing activities
Proceeds from exercise of stock options	4,461	405
Proceeds from issuance of common stock under employee stock purchase plan	2,735	2,229
Proceeds from issuances of common stock in “at the market” financing, net of issuance costs	18,004	—
Net cash provided by financing activities	25,200	2,634
Net increase (decrease) in cash, cash equivalents and restricted cash	473,096	(31,492)
Cash, cash equivalents and restricted cash at beginning of period	247,928	110,898
Cash, cash equivalents and restricted cash at end of period	$721,024	$79,406
Supplemental disclosures of non-cash investing and financing activities:
Additions to property and equipment included in accounts payable and accrued expenses and other current liabilities	$455	$2,120
Right-of-use assets recognized in exchange for lease obligations	$2,765	$32,494

	As of August 31,
	2026	2025
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$720,242	$78,438
Restricted cash	782	968
Total cash, cash equivalents and restricted cash	$721,024	$79,406
The accompanying notes are an integral part of these unaudited condensed financial statements.

NURIX THERAPEUTICS, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
1. Organization
Description of Business
Nurix Therapeutics, Inc. (the Company) was incorporated in the state of Delaware on August 27, 2009, and is headquartered in Brisbane, California. The Company is a clinical stage biopharmaceutical company focused on the discovery, development and commercialization of targeted protein degradation medicines, the next frontier in innovative drug design aimed at improving treatment options for patients with cancer and inflammatory diseases. Powered by a fully artificial intelligence (AI)-integrated discovery engine capable of tackling any protein class, and coupled with leading ligase expertise, the Company holds a differentiated position in translating the science of protein degradation into clinical advancements with the aim of establishing degrader-based treatments at the forefront of patient care. The Company’s wholly owned, clinical stage pipeline includes targeted protein degraders of Bruton’s tyrosine kinase, a B-cell signaling protein, and inhibitors of Casitas B-lineage lymphoma proto-oncogene B, an E3 ligase that regulates activation of multiple immune cell types including T cells and NK cells. The Company’s partnered drug discovery pipeline includes multiple programs under collaboration agreements with Gilead Sciences, Inc. (Gilead), Sanofi S.A. (Sanofi), Seagen Inc. (now part of Pfizer Inc. (Pfizer)) and F. Hoffmann-La Roche Ltd. and Genentech, Inc. (together, Roche). Under its collaborations with Gilead, Sanofi and Seagen, the Company retains certain options for co-development, co-commercialization and profit sharing within and outside the United States for multiple drug candidates. Under its collaboration with Roche, the Company will co-develop and co-commercialize bexobrutideg (NX-5948) in the United States, with global development costs shared 40% by the Company and 60% by Roche, subject to specified exceptions. The Company will share profits and losses equally with Roche in the United States, and it will be eligible to receive royalties on sales outside the United States.
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
On March 6, 2026, the Company entered into Amendment No. 3 to the Equity Distribution Agreement (as amended, the Third Amended Equity Distribution Agreement), pursuant to which, from time to time, the Company may offer and sell through Piper Sandler up to $413.65 million of common stock, which includes $113.65 million in gross proceeds sold under the Second Amended Equity Distribution Agreement, registered under the Automatic Shelf Registration Statement pursuant to one or more “at the market” offerings. The Company is not required to sell any shares at any time during the term of the Third Amended Equity Distribution Agreement. The Company agreed to pay Piper Sandler a commission of up to 3.0% of the gross sales price of any shares sold pursuant to the Third Amended Equity Distribution Agreement. As of August 31, 2026, the Company had $300.0 million of common stock remaining available for sale under the Third Amended Equity Distribution Agreement.
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

The accompanying condensed financial statements have been prepared assuming that the Company will continue as a going concern. As of August 31, 2026, the Company had cash, cash equivalents and marketable securities of $1.1 billion and an accumulated deficit of $630.1 million. Management believes that its cash, cash equivalents and short-term marketable securities are sufficient to continue operating activities for at least 12 months following the issuance date of these condensed financial statements. Future capital requirements will depend on many factors, including the timing and extent of spending on research and development and payments the Company may receive under its collaboration agreements with Sanofi, Gilead, Pfizer and Roche or future collaboration agreements, if any. There can be no assurance that, in the event the Company requires additional financing, such financing will be available at terms acceptable to the Company if at all. If additional capital is not available, failure to generate sufficient cash flows from operations, raise additional capital and reduce discretionary spending could have a material adverse effect on the Company’s ability to achieve its intended business objectives. Management considered whether there are conditions or events that raise substantial doubt about the Company’s ability to continue as a going concern and evaluated the funds necessary to maintain operations. Based on the Company’s current forecast of future operating results, the Company has concluded that its cash, cash equivalents and marketable securities are sufficient to continue operating activities for at least 12 months following the issuance date of these condensed financial statements.
2. Summary of Significant Accounting Policies
Basis of Presentation
The Company’s condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) and applicable rules and regulations of the SEC regarding interim financial reporting. The Company’s condensed financial statements have been prepared on the same basis as the annual financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for the fair statement of the Company’s financial position as of and for the three and nine months ended August 31, 2026 and 2025. The condensed balance sheet as of November 30, 2025, was derived from the audited annual financial statements as of that date. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted from these interim financial statements. These interim financial statements and related disclosures have been prepared with the presumption that users of the interim financial statements have read or have access to the audited annual financial statements for the preceding fiscal year. Accordingly, these interim financial statements should be read in conjunction with the audited annual financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended November 30, 2025, as filed with the SEC on January 28, 2026. These interim results are not necessarily indicative of results to be expected for the full fiscal year or any future interim period.
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
Recent Accounting Pronouncements Not Yet Adopted
In December 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) 2023-09—Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which is intended to enhance the transparency and decision usefulness of income tax disclosures, primarily by amending disclosure requirements for the effective tax rate reconciliation and income taxes paid. ASU 2023-09 should be applied on a prospective basis, and retrospective application is permitted. ASU 2023-09 is effective for annual periods beginning after December 15, 2024. Early adoption is permitted. The Company is in the process of evaluating the impact of this new guidance on its disclosures, but does not expect the adoption of ASU 2023-09 to have a material impact on the Company's financial statements.
In November 2024, the FASB issued ASU 2024-03—Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (ASU 2024-03), which is intended to enhance transparency into the nature and function of expenses, primarily through additional disclosures on certain costs and expenses. ASU 2024-03 should be applied on a prospective basis, and retrospective application is permitted. ASU 2024-03 is effective for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is in the process of evaluating the impact of this new guidance on its disclosures.
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
Significant Accounting Policies
Other than as disclosed below, the Company’s significant accounting policies are disclosed in Note 2 to the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended November 30, 2025. The following policy has been included as a result of the Company entering into the Roche Collaboration Agreement during the three months ended August 31, 2026.

Collaboration Cost-Sharing Arrangements
The Company’s collaboration arrangements may include provisions for the sharing of development costs with collaboration partners. For collaboration arrangements that include cost-sharing activities within the scope of ASC 808, Collaborative Arrangements, the Company records eligible shared development costs incurred by the Company as research and development expense. Amounts due from collaboration partners for their contractual share of eligible shared development costs are recognized as a reduction of research and development expense as the related costs are incurred.
3. Collaboration Agreements
Gilead
In June 2019, the Company entered into a global strategic collaboration agreement (as subsequently amended, the Gilead Agreement) with Gilead Sciences, Inc. (Gilead) to discover, develop and commercialize a pipeline of targeted protein degradation drugs for patients with cancer and other challenging diseases using the Company’s DEL-AI platform to identify novel agents that utilize E3 ligases to induce degradation of five specified drug targets. In August 2019 and September 2022, the Company and Gilead entered into the First Amendment and the Second Amendment, respectively, to the Gilead Agreement to clarify certain language of the Gilead Agreement. These amendments had no impact on revenue recognition. In February and March 2024, as part of the existing collaboration agreement, Gilead elected to extend the five-year initial research term by two years for certain drug targets (First Gilead Research Term Extension). The First Gilead Research Term Extension triggered a $15.0 million payment that the Company received in the second quarter of fiscal year 2024. In August 2026, the Company and Gilead entered into the Third Amendment to the Gilead Agreement to extend the research term for one collaboration target by an additional two years (Second Gilead Research Term Extension). Pursuant to the Third Amendment, the Company expects to receive a one-time research term extension fee of $10.0 million for the Second Gilead Research Term Extension.
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
Upon signing the Gilead Agreement, Gilead paid the Company an upfront payment of $45.0 million plus $3.0 million in additional fees. In addition, from the signing of the Gilead Agreement to August 31, 2026, the Company has received payments of $47.0 million for research milestones and additional payments, $20.0 million for a license option exercise payment, $15.0 million in research term extension fees and $5.0 million for a clinical milestone payment. As of August 31, 2026, the Company is eligible to receive up to approximately $1.3 billion in total additional payments, including payments of up to $370.0 million upon the achievement of specified research and development milestones, up to $50.0 million in certain additional fees related to target licensing and reservation and up to $900.0 million upon the achievement of certain sales milestones. The Company also is eligible to receive mid-single digit to low tens percentage tiered royalties on annual net sales from any commercial products directed to the optioned collaboration targets, subject to certain reductions and excluding sales in the United States of any products for which the Company exercises its option to co-develop and co-promote, for which the parties share profits and losses evenly.

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
In order to determine the transaction price, the Company evaluated all the payments to be received during the duration of the contract. Certain milestone payments and additional fees were considered variable consideration, which were not included in the transaction price based on the most likely amount method as of August 31, 2026. The Company re-evaluates the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur. The Company determined that the transaction price at the inception of the initial research term consisted of the upfront payment of $45.0 million and $3.0 million in additional fees. Upon the achievement of research milestones and additional fees related to target reservations, $47.0 million in variable consideration was added to the transaction price, and a cumulative effect was recorded as revenue in the period the transaction price increased. The transaction price is recognized as collaboration revenue using the cost-based input method over the estimated initial research term of five years, which represents the estimated timing of completion of the identified deliverables. Additionally, the Company considered the impact of Gilead terminating the Gilead Agreement prior to the completion of the research services during the five-year initial research term and determined that there were significant economic costs to Gilead for doing so, and as such, did not adjust the contract term. The initial research term ended in the third quarter of fiscal year 2024.
The First Gilead Research Term Extension, which commenced in June 2024 and had a term of two years, was accounted for as a separate contract. The $15.0 million research term extension fee was recognized as collaboration revenue using the cost-based input method over the estimated extended research term of two years. The First Gilead Research Term Extension ended in the third quarter of fiscal year 2026.
The Second Gilead Research Term Extension, which commenced in June 2026 and has a term of two years, is accounted for prospectively as a modification of the existing research arrangement. The $10.0 million research term extension fee was added to the transaction price, and the Company updated its estimated costs to complete the related research services. The Company continues to recognize collaboration revenue using the cost-based input method over the revised research term. As of August 31, 2026, no milestones have been achieved related to the second extended research term.
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

For the three and nine months ended August 31, 2026, the Company recognized collaboration revenue related to the First Gilead Research Term Extension of $0.2 million and $3.8 million, respectively, all of which was included in deferred revenue as of the beginning of the period. For the three and nine months ended August 31, 2025, the Company recognized collaboration revenue related to the First Gilead Research Term Extension of $2.1 million and $5.5 million, respectively, all of which was included in deferred revenue as of the beginning of the period. As of August 31, 2026, deferred revenue related to the Gilead Agreement was $10.0 million, of which $4.7 million was current. As of November 30, 2025, deferred revenue related to the Gilead Agreement was $3.8 million, all of which was current.
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
Upon signing the Sanofi Agreement, Sanofi paid the Company an upfront payment of $55.0 million. Subsequently, in January 2021, Sanofi paid the Company an additional $22.0 million to exercise its option to expand the number of targets beyond the initial targets included in the collaboration. In addition, from the signing of the Sanofi Agreement to August 31, 2026, the Company has received payments of $22.0 million for research milestones and $30.0 million for license extension fees. As of August 31, 2026, the Company is eligible to receive up to approximately $937.0 million in total additional payments, including payments of up to $187.0 million upon the achievement of specified research and development milestones, up to $250.0 million upon the achievement of specified regulatory milestones and up to $500.0 million upon the achievement of certain sales milestones. The Company is also eligible to receive mid-single digit to low teen percentage tiered royalties on annual net sales of any commercial products that may result from the collaboration, subject to certain reductions and excluding sales in the United States of any products for which the Company exercises its option to co-develop and co-promote, for which the parties share profits and losses evenly.
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
In order to determine the transaction price, the Company evaluated all the payments to be received during the duration of the contract. Certain milestone payments and additional fees were considered variable consideration, which were not included in the transaction price based on the most likely amount method as of August 31, 2026. The Company re-evaluates the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur. At the inception of the Sanofi Agreement, the Company determined that the transaction price consisted of the upfront payment of $55.0 million for three initial drug targets and $22.0 million for two additional targets. Subsequently, upon the achievement of research milestones, $20.0 million in variable consideration was added to the transaction price, and a cumulative effect was recorded as revenue in the period the transaction price increased. Revenue is recognized using the cost-based input method over the research term of 4.25 years, the revised research period that was agreed to in January 2021 in the First Sanofi Amendment for certain targets, and 5.25 years, the revised research period due to the target substitutions in July 2022, for certain other targets. The research period was extended as part of the Sixth Sanofi Amendment and a cumulative effect was recorded in the second quarter of fiscal year 2024. The research term ended in the second quarter of fiscal year 2025.
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

For the three and nine months ended August 31, 2026, the Company recognized $10.0 million and $12.0 million, respectively, of collaboration revenue related to the Sanofi Agreement. For the three and nine months ended August 31, 2025, the Company recognized collaboration revenue related to the Sanofi Agreement of zero and $16.1 million, respectively, of which zero and $9.1 million, respectively, were included in deferred revenue as of the beginning of the period, and zero and $6.4 million, respectively, were related to activities satisfied in previous periods. There was no deferred revenue related to the Sanofi Agreement as of August 31, 2026, and November 30, 2025, and all performance obligations were satisfied.
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
Under the terms of the Pfizer Agreement, the Company received an upfront payment of $60.0 million. In addition, from the signing of the Pfizer Agreement to August 31, 2026, the Company has received payments of $15.0 million for research milestones. As of August 31, 2026, the Company is eligible to receive up to approximately $3.4 billion in contingent payments across multiple programs, including payments of up to $621.0 million upon the achievement of specified research and development milestones, up to $19.5 million in certain additional fees related to target licensing and reservation, up to $873.0 million upon the achievement of specified regulatory milestones and up to $1.8 billion upon the achievement of certain sales milestones. The Company is also eligible for mid-single to low double digit percentage tiered royalties on future sales.
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

In order to determine the transaction price, the Company evaluated all the payments to be received during the duration of the contract. Milestone payments and additional fees were considered variable consideration, which were not included in the transaction price based on the most likely amount method as of August 31, 2026. The Company re-evaluates the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur. The Company determined that the transaction price at the inception of the Pfizer Agreement consisted of the upfront payment of $60.0 million. Subsequently, upon achievement of research milestones, $22.0 million in variable consideration was added to the transaction price and a cumulative effect was recorded as revenue in the period the transaction price increased. The transaction price is recognized as collaboration revenue using the cost-based input method over the estimated research term of four years, not to extend beyond six years, which represents the estimated period to complete the identified deliverables. Additionally, the Company considered the impact of Pfizer terminating the Pfizer Agreement prior to the completion of the research services during the initial four-year research term and determined that there were significant economic costs to Pfizer for doing so, and as such, did not adjust the contract term.
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
For the three and nine months ended August 31, 2026, the Company recognized collaboration revenue related to the Pfizer Agreement of $9.7 million and $19.4 million, respectively, of which $4.1 million and $13.8 million, respectively, were included in deferred revenue as of the beginning of the period and $5.2 million and $4.2 million, respectively, were related to activities satisfied in previous periods. For the three and nine months ended August 31, 2025, the Company recognized collaboration revenue related to the Pfizer Agreement of $5.8 million and $13.8 million, respectively, all of which was included in deferred revenue as of the beginning of the period. As of August 31, 2026, deferred revenue related to the Pfizer Agreement was $9.4 million, of which $3.9 million was current, and included $7.0 million in contract assets representing the unbilled amount related to the research milestone achieved in August 2026. As of November 30, 2025, deferred revenue related to the Pfizer Agreement was $23.8 million, of which $13.8 million was current, and included $5.0 million in contract assets representing the unbilled amount related to the research milestone achieved in November 2025.
Roche
In June 2026, the Company entered into a strategic collaboration with F. Hoffmann-La Roche Ltd. and Genentech, Inc. (together, Roche), to develop, manufacture, commercialize and otherwise exploit bexobrutideg (NX-5948) (the Roche Collaboration Agreement). The Roche Collaboration Agreement became effective in July 2026 upon clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.
Under the Roche Collaboration Agreement, the Company granted Roche an exclusive, worldwide license, including with respect to the Company and its affiliates, to develop, manufacture, commercialize and otherwise exploit bexobrutideg and products containing bexobrutideg (the Development and Commercialization License). The Development and Commercialization License is subject to limited licenses Roche granted to the Company to perform the Company’s development, manufacturing, commercialization and other activities under the Roche Collaboration Agreement. The Company and Roche will co-develop and co-commercialize bexobrutideg in the United States across all indications, and Roche will commercialize bexobrutideg outside the United States. In addition, the Company will perform certain other development and manufacturing activities allocated to it under the Roche Collaboration Agreement.
Global development costs will be shared 40% by the Company and 60% by Roche, subject to specified exceptions. The parties will equally share net profits and net losses from commercialization in the United States. Roche will have primary responsibility for certain regulatory, manufacturing and commercialization activities, subject to specified Company participation rights in the United States.
Under the terms of the Roche Collaboration Agreement, the Company received an upfront payment of $700.0 million. As of August 31, 2026, the Company is eligible to receive up to approximately $1.6 billion in total additional payments, including payments of up to $290.0 million upon the achievement of specified development milestones, up to $280.0 million upon the achievement of specified regulatory milestones, up to $300.0 million upon the achievement of specified launch milestones outside of the United States and up to $710.0 million upon the achievement of certain sales milestones outside of the United States. The Company is eligible to receive tiered royalties at rates ranging from the low teens to the high teens on product sales outside of the United States.

Subject to earlier termination in accordance with its terms, the Roche Collaboration Agreement expires (a) in the United States, on a product-by-product basis, upon the expiration of the applicable profit/loss share term for the applicable product, and (b) outside of the United States, on a product-by-product and country-by-country basis, upon the expiration of the royalty term for the applicable product in the applicable country. The agreement expires in its entirety upon the expiration of the last royalty term and the last profit/loss share term. Upon expiration of the applicable term for a product in a country, Roche’s license for that product in that country will remain exclusive and become fully paid-up, irrevocable, perpetual and royalty-free.
The Company determined that the Roche Collaboration Agreement is within the scope of ASC 808 because both parties are active participants in the development and commercialization of bexobrutideg and are exposed to significant risks and rewards that are dependent on its commercial success. Under ASC 808, elements of a collaborative arrangement for which the counterparty is a customer for a distinct unit of account are accounted for under ASC 606, Revenue from Contracts with Customers. The Company determined that Roche is a customer with respect to the Development and Commercialization License, which the Company accounts for as license revenue.
The Company identified the following promises in the Roche Collaboration Agreement: (1) the Development and Commercialization License, (2) the development services, (3) the participation in various joint committees, (4) the obligation to share information during the collaboration term and (5) the obligation to provide clinical supply. The Company determined that the Development and Commercialization License is capable of being distinct from the other promises in the Roche Collaboration Agreement because Roche can benefit from the license on its own or together with readily available resources. The Company further determined that the license is distinct because the Company’s other promises do not significantly modify or customize the licensed intellectual property and are not highly interdependent or highly interrelated with the license. Accordingly, the Company concluded that the Development and Commercialization License represents a distinct performance obligation. The Company also determined that, at the inception of the Roche Collaboration Agreement, the potential future commercialization activities, Roche’s option to obtain an exclusive license for an additional Bruton’s tyrosine kinase (BTK) degrader and the parties’ opt-in rights with respect to additional indication trials do not represent material rights and are not considered performance obligations because they do not contain a significant and incremental discount.
The Company determined that the development services, the participation in the joint committees and the obligation to share information are not capable of being distinct from each other due to the specialized nature of the development services to be provided by the Company, and, accordingly, these identified promises were combined as one unit of account. The Company determined that the obligation to provide clinical supply represents a separate unit of account because clinical supply can be separately identified from the development services and other promises.
The Company determined that the Development and Commercialization License provides Roche with a right to use the Company’s functional intellectual property as it exists at the inception of the Roche Collaboration Agreement. The Company concluded that control of the Development and Commercialization License transferred to Roche at a point in time upon the effectiveness of the Roche Collaboration Agreement. The Company also determined that the remaining activities to be performed by the Company under the Roche Collaboration Agreement do not affect the utility of the licensed intellectual property as it existed when the Development and Commercialization License was transferred to Roche.
In order to determine the transaction price related to the Development and Commercialization License and combined development services performance obligation, the Company evaluated all payments to be received under the Roche Collaboration Agreement. Development, regulatory, launch and sales milestone payments, as well as royalties based on sales of products outside of the United States, are considered variable consideration, which were not included in the transaction price based on the most likely amount method as of August 31, 2026. The Company re-evaluates the transaction price in each reporting period and as uncertain events related to the milestone payments are resolved or other changes in circumstances occur. The Company will recognize sales-based royalties when the related sales occur.
The Company determined that the transaction price at the inception of the Roche Collaboration Agreement consisted of the $700.0 million upfront payment. The Company allocated $653.2 million of the upfront payment to the Development and Commercialization License, which was recognized as license revenue for the three and nine months ended August 31, 2026. The remaining $46.8 million was allocated to the combined development services performance obligation.
For the three and nine months ended August 31, 2026, the Company recognized $1.2 million of the consideration allocated to the combined development services performance obligation as a reduction of research and development expense. As of August 31, 2026, deferred collaboration funding related to the combined development services performance obligation was $45.6 million, of which $22.2 million was current.
For the three and nine months ended August 31, 2026, the Company recognized a $3.3 million cost-sharing allocation as an offset to research and development expenses on the condensed statements of operations related to the Roche Collaboration Agreement. As of August 31, 2026, the Company recorded a net receivable from Roche of $3.3 million in prepaid expenses and other current assets on the condensed balance sheet.

4. Condensed Balance Sheet Components
Property and Equipment, Net
Property and equipment, net, consisted of the following (in thousands):

	August 31, 2026	November 30, 2025
Laboratory equipment	$44,592	$43,573
Leasehold improvements	10,863	9,369
Computer equipment	522	542
Furniture and fixtures	736	631
Software	6,162	6,016
Software in progress	—	141
Total property and equipment, gross	62,875	60,272
Less: Accumulated depreciation and amortization	(43,468)	(37,782)
Total property and equipment, net	$19,407	$22,490
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	August 31, 2026	November 30, 2025
Accrued compensation	$20,269	$21,541
Accrued contract research and lab supplies	14,935	14,952
Accrued clinical	11,214	13,260
Accrued professional services	1,826	1,944
Accrued taxes	13,945	1,059
Other	1,485	2,096
Total accrued expenses and other current liabilities	$63,674	$54,852
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
The following tables present the Company’s investments, which consist of cash equivalents and available-for-sale marketable securities, that are measured at fair value on a recurring basis as of August 31, 2026, and November 30, 2025 (in thousands):

August 31, 2026	Level	Amortized cost	Unrealized gain	Unrealized loss	Estimated fair value
Money market funds	Level 1	$439,429	$—	$—	$439,429
U.S. treasury securities	Level 1	272,836	3	(160)	272,679
Corporate debt securities	Level 2	41,599	—	(25)	41,574
Corporate commercial paper	Level 2	9,767	—	(4)	9,763
U.S. government agency securities	Level 2	4,000	—	(3)	3,997
Long-term marketable securities:
Corporate debt securities	Level 2	14,853	—	(21)	14,832
Total		$782,484	$3	$(213)	$782,274
Included in cash and cash equivalents		$439,429	$—	$—	$439,429
Included in marketable securities, current		$328,202	$3	$(192)	$328,013
Included in marketable securities, non-current		$14,853	$—	$(21)	$14,832

November 30, 2025	Level	Amortized cost	Unrealized gain	Unrealized loss	Estimated fair value
Money market funds	Level 1	$241,364	$—	$—	$241,364
U.S. treasury securities	Level 1	345,876	115	(10)	345,981
Total		$587,240	$115	$(10)	$587,345
Included in cash and cash equivalents		$241,364	$—	$—	$241,364
Included in marketable securities		$345,876	$115	$(10)	$345,981
The following tables summarize the available-for-sale marketable securities in an unrealized loss position for which an allowance for credit losses has not been recorded as of August 31, 2026, and November 30, 2025, aggregated by investment category and length of time in a continuous unrealized loss position (in thousands):

	Less than 12 months		Greater than 12 months		Total
August 31, 2026	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
U.S. treasury securities	$255,805	$(160)	$—	$—	$255,805	$(160)
Corporate debt securities	56,406	(46)	—	—	56,406	(46)
Corporate commercial paper	9,763	(4)	—	—	9,763	(4)
U.S. government agency securities	3,997	(3)	—	—	3,997	(3)
Total	$325,971	$(213)	$—	$—	$325,971	$(213)

	Less than 12 months		Greater than 12 months		Total
November 30, 2025	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
U.S. treasury securities	$68,755	$(10)	$—	$—	$68,755	$(10)
Total	$68,755	$(10)	$—	$—	$68,755	$(10)
As of August 31, 2026, all of the Company’s available-for-sale marketable securities had remaining contractual maturities of two years or less.
The accrued interest receivable related to the Company’s marketable securities was $2.8 million and $1.5 million as of August 31, 2026, and November 30, 2025, respectively, and was included in prepaid expenses and other current assets on the condensed balance sheet.
The Company classifies its money market funds and U.S. treasury securities, which are valued based on quoted market prices in active markets with no valuation adjustment, as Level 1 assets within the fair value hierarchy.

The Company classifies its marketable securities in corporate debt securities, corporate commercial paper and U.S. government agency securities as Level 2 assets within the fair value hierarchy. The fair values of these marketable securities are estimated by taking into consideration valuations obtained from third-party pricing services. The pricing services utilize industry standard valuation models, including both income- and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of and broker/dealer quotes on the same or similar securities, issuer credit spreads, benchmark securities, prepayment/default projections based on historical data and other observable inputs. There were no transfers of financial instruments between valuation levels during the three and nine months ended August 31, 2026 and 2025.
As of August 31, 2026, and November 30, 2025, the unrealized losses for available-for-sale securities were non-credit related, and the Company does not intend to sell the securities that were in an unrealized loss position, nor will it be required to sell those securities before recovery of their amortized cost basis, which may be at maturity. As of August 31, 2026, and November 30, 2025, no allowance for credit losses for the Company’s marketable securities was recorded. During the three and nine months ended August 31, 2026 and 2025, the Company did not recognize any impairment losses related to marketable securities.
6. Commitments and Contingencies
Legal Proceedings
From time to time, the Company may be involved in legal proceedings in the ordinary course of business. The Company accrues a liability for such matters when it is probable that future expenditures will be made and that such expenditures can be reasonably estimated. Significant judgment is required to determine both probability and the estimated amount. Legal fees and other costs associated with such actions are expensed as incurred. As of August 31, 2026, the Company was not a party to any material legal proceedings.
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
In March 2022, the Company entered into a lease agreement for the lease of approximately 46,434 square feet of office space in The Woodlands, Texas. In August 2023, the lease agreement was amended to increase the square footage of the leased premises to 50,094 square feet. The amendment had no impact on the accounting for the lease. The Company has an option to renew for two additional terms of five years each, and the renewal terms have not been included in the lease term used to calculate the ROU asset and lease liability as it is not reasonably certain that the Company will exercise the option. The lease commenced in September 2023 when the underlying assets became available for use.

In February 2025, the Company entered into a lease agreement (the Brisbane Lease) for the lease of approximately 159,959 square feet of office space located at 1600 Sierra Point Parkway, Brisbane, California for a research and development laboratory and office space. The lease commenced in March 2025 when the underlying assets became available for use and the Company recorded a $26.7 million ROU asset and lease liability on the condensed balance sheet. A security deposit of $2.4 million was also recorded in other assets on the condensed balance sheet. In addition, the lease provides for a tenant improvement allowance of approximately $8.0 million, which has been fully utilized. As of August 31, 2026, the Company recorded a receivable of $8.0 million for the allowance in prepaid expenses and other current assets on the condensed balance sheet, which was received in September 2026.
In May 2025, the Brisbane Lease was amended to include an additional 35,929 square feet of office space located at 1400 Sierra Point Parkway, Brisbane, California. The lease for the additional space commenced in June 2025 when the underlying assets became available for use and the Company recorded a $5.8 million ROU asset and lease liability on the condensed balance sheet. A security deposit of $0.5 million was also recorded in other assets on the condensed balance sheet. The Brisbane Lease, as amended, will expire on September 30, 2031, unless terminated earlier. Future minimum lease payments under the Brisbane Lease, as amended, total $50.5 million, which does not include the payment of additional rent to cover the Company’s share of annual operating and tax expenses and utilities costs for the building.
The Company is required to pay base rent plus its proportionate share of operating expenses, as defined in the applicable lease agreement on all of its leases. Variable lease payments related to operating expenses including utilities, maintenance costs and real estate taxes were $0.8 million and $2.3 million for the three and nine months ended August 31, 2026, respectively, and $1.8 million and $5.0 million for the three and nine months ended August 31, 2025, respectively.
Operating lease expenses, excluding variable lease payments, were $2.6 million and $7.7 million for the three and nine months ended August 31, 2026, respectively, and $3.9 million and $9.8 million for the three and nine months ended August 31, 2025, respectively. Short-term lease expense was not material for the periods presented.
Other information related to leases was as follows (in thousands):

	Nine Months Ended August 31,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Cash flows from operating leases	$4,253	$6,534
7. Common Stock
The Company’s Restated Certificate of Incorporation authorizes the Company to issue up to 500,000,000 shares of common stock, $0.001 par value per share, as of August 31, 2026, and November 30, 2025. Holders of common stock are entitled to dividends when and if declared by the Company’s board of directors, subject to the prior rights of the holders of shares of preferred stock. The holder of each share of common stock is entitled to one vote. As of August 31, 2026, no dividends have been declared.
In July 2022, the Company issued the 2022 Pre-Funded Warrants to purchase an aggregate of 6,814,920 shares of the Company’s common stock at a price of $13.939 per pre-funded warrant. In August 2026, 3,228,120 of the 2022 Pre-Funded Warrants were exercised on a cashless basis. As of August 31, 2026, a total of 2,869,440 of the 2022 Pre-Funded Warrants remained available for exercise.
In April 2024, the Company issued the 2024 Pre-Funded Warrants to purchase an aggregate of 1,500,100 shares of the Company’s common stock at a price of $14.999 per pre-funded warrant. In August 2026, all remaining 1,480,349 of the 2024 Pre-Funded Warrants were exercised on a cashless basis. As of August 31, 2026, none of the 2024 Pre-Funded Warrants remained available for exercise.
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
The pre-funded warrants were classified as a component of permanent equity on the Company’s condensed balance sheet as they are freestanding financial instruments that are immediately exercisable, do not embody an obligation for the Company to repurchase its own shares and permit the holders to receive a fixed number of shares of common stock upon exercise. All of the shares underlying the pre-funded warrants have been included in the weighted-average number of shares of common stock used to calculate net income (loss) per share, basic and diluted, attributable to common stockholders because the shares may be issued for little or no consideration, are fully vested and are exercisable after the original issuance date of the pre-funded warrants.

Common stock reserved for future issuance, on an as-if converted basis, consists of the following:

	August 31, 2026	November 30, 2025
Options to purchase common stock issued and outstanding	12,919,811	11,372,272
Restricted stock units issued and outstanding	2,765,459	2,245,837
Shares available for future equity grants	3,736,682	3,146,477
Shares available for issuance under employee stock purchase plan	3,055,637	2,307,250
Pre-funded warrants issued and outstanding	2,869,440	7,577,909
Total common stock reserved for future issuance	25,347,029	26,649,745
8. Stock-Based Compensation
Equity Incentive Plans
The Company’s 2020 Equity Incentive Plan (the 2020 Plan) serves as the successor to the Company’s 2012 Equity Incentive Plan (together with the 2020 Plan, the Stock Plans) and provides for the granting of stock options, stock appreciation rights, restricted stock units (RSUs), performance awards and stock bonus awards to employees, directors, consultants, independent contractors and advisors of the Company. As of August 31, 2026, the Company had 1,595,192 shares of common stock available for grant under the Stock Plans.
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
The Company has reserved 3,000,000 shares of common stock for issuance pursuant to non-qualified stock options and RSUs under the 2024 Inducement Plan. As of August 31, 2026, the Company had 2,141,490 shares of common stock available for grant under the 2024 Inducement Plan.
Option activity under the Stock Plans and the 2024 Inducement Plan is set forth below:

	Number of options outstanding	Weighted- average exercise price
Balances as of November 30, 2025	11,372,272	$15.76
Options granted	2,562,207	17.28
Options exercised	(447,896)	9.96
Options forfeited	(566,772)	18.97
Balances as of August 31, 2026	12,919,811	$16.12
RSU activity under the Stock Plans and 2024 Inducement Plan is set forth below:

	Number of RSUs	Weighted-average grant date fair value
Balances as of November 30, 2025	2,245,837	$14.02
RSUs granted	1,879,727	17.19
RSUs vested	(967,037)	13.56
RSUs forfeited	(393,068)	16.30
Balances as of August 31, 2026	2,765,459	$16.01

Employee Stock Purchase Plan
Under the Company’s 2020 Employee Stock Purchase Plan (the ESPP), eligible employees are entitled to purchase shares of common stock with accumulated payroll deductions. During the nine months ended August 31, 2026, the Company issued 269,687 shares of common stock pursuant to the ESPP at a weighted-average price of $10.14 per share.
Stock-Based Compensation
Stock-based compensation expense related to the Stock Plans, the 2024 Inducement Plan and the ESPP that is included in the Company’s condensed statements of operations is as follows (in thousands):

	Three Months Ended, August 31,		Nine Months Ended August 31,
	2026	2025	2026	2025
Research and development	$6,095	$5,519	$18,301	$16,508
General and administrative	4,682	4,253	13,268	12,371
Total stock-based compensation	$10,777	$9,772	$31,569	$28,879
As of August 31, 2026, the total compensation cost related to stock-based awards not yet recognized was $77.4 million, which is expected to be amortized on a straight-line basis over the weighted-average remaining vesting period of approximately 2.3 years.
9. Defined Contribution Plan
The Company sponsors a defined-contribution savings plan under Section 401(k) of the Internal Revenue Code of 1986, as amended (the 401(k) Plan), which provides for the Company to make discretionary matching or discretionary annual contributions to the 401(k) Plan for its employees. Substantially all of the Company’s employees are eligible to participate in the 401(k) Plan. Employees may contribute a percentage of their annual compensation to the plan, subject to statutory limitations. The Company has made contributions to the 401(k) Plan and recorded contribution expense of $0.1 million and $1.0 million during the three and nine months ended August 31, 2026, respectively, and $0.1 million and $1.1 million during the three and nine months ended August 31, 2025, respectively.
10. Income Taxes
For the three and nine months ended August 31, 2026, the Company recorded an income tax provision of $13.6 million and $13.3 million, respectively. For the three and nine months ended August 31, 2025, the Company recorded an income tax provision of zero and $0.8 million, respectively. Deferred income taxes reflect the net tax effects of loss and credit carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Realization of the deferred tax assets is dependent upon future taxable income, the amount, if any, and timing of which are uncertain. The Company has historically generated losses and has established a valuation allowance against its deferred tax assets as of August 31, 2026 and 2025 due to the uncertainty of realizing future tax benefits from its net operating loss (NOL) carryforwards and other deferred tax assets.
The income tax provision for the three and nine months ended August 31, 2026, was primarily attributable to estimated California income tax on the $700.0 million upfront payment received under the Roche Collaboration Agreement. California has suspended the use of NOL carryforward deductions and as a result, the Company expects to incur California income tax for the year ended November 30, 2026.
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

11. Net Income (Loss) Per Share
The following table sets forth the computation of the Company’s basic and diluted net income (loss) per share attributable to common stockholders, which excludes shares which are legally outstanding but subject to repurchase by the Company (in thousands, except share and per share data):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2026	2025	2026	2025
Numerator:
Net income (loss)	$549,807	$(86,421)	$373,098	$(186,236)
Denominator(1):
Weighted-average number of shares outstanding, basic	111,563,067	84,159,336	110,912,478	83,869,469
Weighted-average dilutive effect of stock-based options and awards	4,589,704	—	3,455,370	—
Weighted-average number of shares outstanding, diluted	116,152,771	84,159,336	114,367,848	83,869,469

Net income (loss) per share, basic	$4.93	$(1.03)	$3.36	$(2.22)
Net income (loss) per share, diluted	$4.73	$(1.03)	$3.26	$(2.22)

(1)
The shares underlying the pre-funded warrants to purchase shares of the Company’s common stock have been included in the calculation of the weighted-average number of shares outstanding, basic and diluted, for the three and nine months ended August 31, 2026 and 2025.

The following potentially dilutive securities were excluded from the computation of the diluted net income (loss) per share of common stock for the periods presented because their effect would have been anti-dilutive. The anti-dilutive shares were calculated as the unweighted outstanding shares as of the reporting period end date that are anti-dilutive using the treasury stock method:

	Three Months Ended August 31,		Nine Months Ended August 31,
	2026	2025	2026	2025
Options to purchase common stock issued and outstanding	5,500,364	9,571,609	5,500,364	11,694,499
Restricted stock units issued and outstanding	107,607	1,621,257	107,607	2,685,470
Shares expected to be purchased under employee stock purchase plan	82,829	207,107	82,829	207,107
Total	5,690,800	11,399,973	5,690,800	14,587,076

12. Related Party Transactions
The Company’s Chief Financial Officer is a trustee for the multiple employer welfare association that facilitates the acquisition and administration of the Company’s healthcare plans. Expenses related to the healthcare plan premiums were $1.5 million and $4.6 million for the three and nine months ended August 31, 2026, respectively, and $1.8 million and $4.6 million for the three and nine months ended August 31, 2025, respectively. As of August 31, 2026, and November 30, 2025, the amount recorded in accounts payable and accrued expenses and other current liabilities in connection with this healthcare plan provider was not material.
13. Segment Information
The Company operates and manages its business as a single reportable and operating segment. The Company is in the business of discovery, development and commercialization of innovative targeted protein degradation medicines aimed at improving treatment options for patients with cancer and inflammatory diseases.
The Company’s CODM is the Chief Executive Officer, who reviews and evaluates net income (loss) to monitor budget versus actual results and to analyze cash flows for purposes of allocating resources and assessing financial performance. The measure of segment assets is reported on the balance sheet as total assets. All of the Company's long-lived assets are located in the United States and all of the Company's revenue was derived from customers located in the United States.
The Company does not allocate internal costs by product candidate. With respect to internal costs, several departments support multiple product candidate research and development programs, and therefore the costs cannot be allocated to a particular product candidate or development program.
In addition to the significant expense categories included within net income (loss) presented in the Company's statements of operations, disaggregated research and development expenses are as follows (in thousands):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2026	2025	2026	2025
External clinical development expenses:
Bexobrutideg (NX-5948)	$19,975	$25,143	$72,141	$59,421
Zelebrudomide (NX-2127)	681	1,389	3,754	4,054
NX-1607	1,473	1,492	4,399	5,784
Internal research and development expenses	57,131	58,096	170,755	164,620
Total research and development expenses	$79,260	$86,120	$251,049	$233,879

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with (1) the unaudited condensed financial statements and the related notes included in Part I, Item 1 of this Quarterly Report on Form 10‑Q and (2) the audited financial statements and related notes and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended November 30, 2025, included in our Annual Report on Form 10‑K filed with the Securities and Exchange Commission (SEC) on January 28, 2026. As discussed in the section titled “Special Note Regarding Forward-Looking Statements,” the following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those identified below and those discussed in the section titled “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10‑Q.
Overview
We are a clinical stage biopharmaceutical company focused on the discovery, development and commercialization of targeted protein degradation medicines, the next frontier in innovative drug design aimed at improving treatment options for patients with cancer and inflammatory diseases. Powered by a fully AI-integrated discovery engine capable of tackling any protein class, and coupled with leading ligase expertise, we hold a differentiated position in translating the science of protein degradation into clinical advancements with the aim of establishing degrader-based treatments at the forefront of patient care. We leverage our proprietary DEL-AI platform, employing advanced automated chemistry synthesis and direct-to-biology technologies, to rapidly generate degraders and degrader antibody conjugates (DACs) as first-in-class or best-in-class drug candidates. Our wholly owned, clinical stage pipeline includes targeted protein degraders of Bruton’s tyrosine kinase (BTK), a B-cell signaling protein, and inhibitors of Casitas B-lineage lymphoma proto-oncogene B (CBL-B), an E3 ligase that regulates activation of multiple immune cell types including T cells and NK cells. Our partnered drug discovery pipeline consists of multiple programs under collaboration agreements with Gilead Sciences, Inc. (Gilead), Sanofi S.A. (Sanofi), Seagen Inc. (now a part of Pfizer Inc. (Pfizer)) and F. Hoffmann-La Roche Ltd. and Genentech, Inc. (together, Roche), within which we retain certain options for co-development, co-commercialization and profit sharing in the United States for multiple drug candidates.
Targeted Protein Degradation
Our targeted protein degradation portfolio includes bexobrutideg (NX‑5948), an investigational, orally bioavailable, highly selective degrader of the B‑cell signaling protein BTK for the treatment of relapsed or refractory B-cell malignancies and potentially autoimmune diseases. We are developing bexobrutideg under a co-development and co-commercialization collaboration with Roche.
Bexobrutideg (NX-5948): We are currently conducting a Phase 2 study of bexobrutideg in patients with relapsed or refractory chronic lymphocytic leukemia (CLL) having failed three previous lines of therapy, specifically a covalent BTK inhibitor (cBTKi), a BCL2 inhibitor (BCL2i) and a non-covalent BTK inhibitor (ncBTKi). This study is designed as a potentially pivotal trial for Accelerated Approval in the United States and commenced in October 2025 upon FDA agreement for the use of the 600 mg, once-daily dose of bexobrutideg as determined by our Phase 1b study of both a 200 mg and a 600 mg dose in patients in accordance with the FDA’s Project Optimus. In January 2024, the U.S. Food and Drug Administration (FDA) granted Fast Track designation for bexobrutideg for the treatment of adult patients with relapsed or refractory CLL or small lymphocytic lymphoma (SLL) after at least two lines of therapy, including a BTK inhibitor and a B-cell lymphoma 2 (BCL2) inhibitor. In November 2024, the European Medicines Agency (EMA) granted Priority Medicine (PRIME) designation for bexobrutideg in CLL or SLL after at least a BTK inhibitor and a BCL-2 inhibitor. In December 2024, the FDA granted Fast Track designation for bexobrutideg for the treatment of adult patients with Waldenstrom’s macroglobulinemia (WM) after at least two lines of therapy, including a BTK inhibitor. In June 2026, we entered into a global collaboration agreement with Roche to develop, manufacture, commercialize and otherwise exploit bexobrutideg (NX-5948) (the Roche Collaboration Agreement), which became effective in July 2026. For more information regarding the Roche Collaboration Agreement, see “Collaboration and License Agreements – Roche” below. We and Roche are currently conducting a global, randomized Phase 3 study of bexobrutideg in patients with relapsed or refractory CLL or SLL who have previously received a covalent BTK inhibitor. The study is designed to demonstrate the superiority of bexobrutideg versus pirtobrutinib, the current standard of care in this treatment setting for patients whose disease has progressed following prior covalent BTK inhibitor therapy, with patients randomized 1:1 to receive either bexobrutideg 600 mg orally once per day or pirtobrutinib and with dual primary endpoints of objective response rate and progression-free survival, as assessed by an independent review committee. This Phase 3 study, the DAYBreak CLL-306 trial, enrolled its first patient in August 2026.

Zelebrudomide (NX-2127): We previously were developing zelebrudomide (NX‑2127), an investigational orally bioavailable degrader that simultaneously degrades BTK and the cereblon neosubstrates IKZF1 (Ikaros) and IKZF3 (Aiolos), in a Phase 1 clinical trial in patients with relapsed or refractory B-cell malignancies. In August 2026, as part of a strategic prioritization of our wholly owned oncology portfolio, we decided to discontinue further clinical development of zelebrudomide. Patients currently receiving zelebrudomide may continue treatment for as long as clinically appropriate. We will conduct essential safety monitoring while patients remain on treatment, and each treating institution will provide follow-up under its standard of care.
Degradation Inhibition
Our degradation inhibitor program includes NX-1607, an orally bioavailable inhibitor of CBL-B, an E3 ligase that regulates the activation of multiple immune cell types, including T cells and NK cells. NX-1607 is targeted for immuno-oncology indications.
We are currently conducting a Phase 1a/1b dose-escalation and cohort expansion study of NX-1607 in patients with a range of oncology indications. This study included a Phase 1a dose escalation cohort evaluating NX-1607 in combination with paclitaxel, a taxane chemotherapy commonly used across a range of relapsed and refractory solid tumor indications. In September 2026, we dosed the first patient in Phase 1b monotherapy expansion cohorts evaluating NX-1607 in patients with microsatellite-stable colorectal cancer (MSS CRC), non-small cell lung cancer (NSCLC), metastatic castration-resistant prostate cancer (CRPC) and metastatic melanoma. In 2022, NX-1607 received an Innovation Passport from the UK Medicines and Healthcare products Regulatory Agency, which provides entry into a UK pre-market pathway designed to accelerate time to market and facilitate patient access to novel drugs to treat serious and life-threatening diseases.
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
We have entered into several revenue-generating collaborations with large biopharmaceutical companies, including collaborations with Gilead, Sanofi and Pfizer to leverage our DEL-AI platform for drug discovery, and a collaboration with Roche to develop and commercialize bexobrutideg. In aggregate, as of August 31, 2026, we have received $1.2 billion in non-dilutive financing from these collaborators and we are eligible to receive up to $7.2 billion in potential future fees and milestone payments, as well as royalties on future product sales. We retain certain options for co-development, co-commercialization and profit sharing in the United States for multiple drug candidates, pursuant to these collaborations.
Collaborations and License Agreements
Gilead
In June 2019, we entered into a global strategic collaboration agreement with Gilead (as subsequently amended, the Gilead Agreement) to discover, develop and commercialize a pipeline of targeted protein degradation drugs for patients with cancer and other challenging diseases using our DEL-AI platform to identify novel agents that utilize E3 ligases to induce degradation of five specified drug targets. In August 2019 and September 2022, we entered into the First Amendment and the Second Amendment, respectively, to the Gilead Agreement to clarify certain language of the Gilead Agreement. These amendments had no impact on revenue recognition. In February and March 2024, as part of the existing collaboration agreement, Gilead elected to extend the five-year initial research term by two years for certain drug targets (First Gilead Research Term Extension). The First Gilead Research Term Extension triggered a $15.0 million payment, which we received in the second quarter of fiscal year 2024. In August 2026, we entered into the Third Amendment to the Gilead Agreement to extend the research term for one collaboration target by an additional two years (Second Gilead Research Term Extension). Pursuant to the Third Amendment, we expect to receive a one-time research term extension fee of $10.0 million for the Second Gilead Research Term Extension.

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
Upon signing the Gilead Agreement, Gilead paid us an upfront payment of $45.0 million, plus $3.0 million in additional fees. In addition, from the signing of the Gilead Agreement to August 31, 2026, we have received payments of $47.0 million for research milestones and additional payments, $20.0 million for a license option exercise payment, $15.0 million in research term extension fees and $5.0 million for a clinical milestone payment. As of August 31, 2026, we are eligible to receive up to approximately $1.3 billion in total additional payments based on certain additional fees, payments and the successful completion of certain preclinical, clinical, development and sales milestones. We also are eligible to receive mid-single digit to low tens percentage tiered royalties on annual net sales from any commercial products directed to the optioned collaboration targets, subject to certain reductions and excluding sales in the United States of any products for which we exercise our option to co-develop and co-promote, for which the parties share profits and losses evenly.
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
We recognized collaboration revenue from the Gilead Agreement of $0.2 million and $3.8 million during the three and nine months ended August 31, 2026, respectively, and $2.1 million and $5.5 million during the three and nine months ended August 31, 2025, respectively. As of August 31, 2026 and November 30, 2025, there was $10.0 million and $3.8 million, respectively, of deferred revenue related to payments received by us under the Gilead Agreement.
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

In January 2021, we entered into the First Amendment to the Sanofi Agreement to modify the research term on all targets. In December 2021, we entered into the Second Amendment to the Sanofi Agreement to extend the substitution deadline on certain targets. In July 2022, we entered into the Third Amendment to the Sanofi Agreement to further extend the substitution deadline on certain targets. The extensions of the substitution deadline had no impact on revenue recognition. Also in July 2022, Sanofi elected to replace certain drug targets, and the substitution extended the research term of those targets by one year to 5.25 years and increased overall forecasted costs, which had an immaterial impact on revenue recognition. In August 2022 and November 2023, we entered into the Fourth Amendment and Fifth Amendment, respectively, to the Sanofi Agreement to modify the research plan for certain targets, which had no impact on revenue recognition. In March 2024, we entered into the Sixth Amendment to the Sanofi Agreement to extend the research term for the collaboration target STAT6 (signal transducer and activator of transcription 6), a key drug target in type 2 inflammation, by two years, which increased overall forecasted costs and had an impact on revenue recognition. In April 2026, we entered into the Seventh Amendment to the Sanofi Agreement to enable Sanofi to continue research activities for the collaboration target STAT6 and for an additional collaboration target after the expiration of the original research term, which had no impact on revenue recognition..
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
Upon signing the Sanofi Agreement, Sanofi paid us an upfront payment of $55.0 million. Subsequently, in January 2021, Sanofi paid us an additional $22.0 million to exercise its option to expand the number of targets beyond the initial targets included in the collaboration. In addition, from the signing of the Sanofi Agreement to August 31, 2026, we have received payments of $22.0 million for research milestones and $30.0 million for license extension fees. As of August 31, 2026, we are eligible to receive up to approximately $937.0 million in total additional payments based on certain additional fees, payments and the successful completion of certain research, development, regulatory and sales milestones. We are also eligible to receive mid-single digit to low teen percentage tiered royalties on annual net sales of any commercial products that may result from the collaboration, subject to certain reductions and excluding sales in the United States of any products for which we exercise our option to co-develop and co-promote, for which the parties share profits and losses evenly.

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
We recognized collaboration revenue from the Sanofi Agreement of $10.0 million and $12.0 million during the three and nine months ended August 31, 2026, respectively, and zero and $16.1 million of collaboration revenue during the three and nine months ended August 31, 2025, respectively. As of August 31, 2026 and November 30, 2025, there was no deferred revenue related to payments received by us under the Sanofi Agreement and all performance obligations were satisfied.
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
Under the terms of the Pfizer Agreement, we received an upfront payment of $60.0 million. In addition, from the signing of the Pfizer Agreement to August 31, 2026, we have received payments of $15.0 million for research milestones. We are eligible to receive up to approximately $3.4 billion in contingent payments based on specified research, development, regulatory and commercial milestones across multiple programs. We are also eligible for mid-single to low double digit percentage tiered royalties on future sales.
Subject to the exceptions described in the Pfizer Agreement, the Pfizer Agreement expires upon the first to occur of (1) the expiration of the last-to-expire option exercise period under the Pfizer Agreement if no such option has been exercised prior to such expiration and (2) the expiration of the last-to-expire royalty term under the Pfizer Agreement.
We recognized collaboration revenue from the Pfizer Agreement of $9.7 million and $19.4 million during the three and nine months ended August 31, 2026, respectively, and $5.8 million and $13.8 million during the three and nine months ended August 31, 2025, respectively. As of August 31, 2026 and November 30, 2025, there was $9.4 million and $23.8 million, respectively, of deferred revenue related to payments received by us under the Pfizer Agreement.
Roche
In June 2026, we entered into a strategic collaboration with F. Hoffmann-La Roche Ltd. and Genentech, Inc. (together, Roche), to develop, manufacture, commercialize and otherwise exploit bexobrutideg (NX-5948) (the Roche Collaboration Agreement). The Roche Collaboration Agreement became effective in July 2026 upon clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.
Under the Roche Collaboration Agreement, we granted Roche an exclusive, worldwide license, including with respect to us and our affiliates, to develop, manufacture, commercialize and otherwise exploit bexobrutideg and products containing bexobrutideg (the Development and Commercialization License). The Development and Commercialization License is subject to limited licenses Roche granted to us to perform our development, manufacturing, commercialization and other activities under the Roche Collaboration Agreement. We and Roche will co-develop and co-commercialize bexobrutideg in the United States across all indications, and Roche will commercialize bexobrutideg outside the United States. In addition, we will perform certain other development and manufacturing activities allocated to us under the Roche Collaboration Agreement.

Global development costs will be shared 40% by us and 60% by Roche, subject to specified exceptions. The parties will equally share net profits and net losses from commercialization in the United States. Roche will have primary responsibility for certain regulatory, manufacturing and commercialization activities, subject to our specified participation rights in the United States.
Under the terms of the Roche Collaboration Agreement, we received an upfront payment of $700.0 million. As of August 31, 2026, we are eligible to receive up to approximately $1.6 billion in total additional payments, including specified payments upon the achievement of certain development milestones, regulatory milestones, launch milestones outside of the United States and sales milestones outside of the United States. We are eligible to receive tiered royalties at rates ranging from the low teens to the high teens on product sales outside of the United States. We are also eligible to receive our share of net profits from commercialization in the United States.
Subject to earlier termination in accordance with its terms, the Roche Collaboration Agreement expires (a) in the United States, on a product-by-product basis, upon the expiration of the profit/loss share term for the applicable product, and (b) outside the United States, on a product-by-product and country-by-country basis, upon the expiration of the royalty term for the applicable product in the applicable country. The agreement expires in its entirety upon the expiration of the last royalty term and the last profit/loss share term. Upon expiration of the applicable term for a product in a country, Roche’s license for that product in that country will remain exclusive and become fully paid-up, irrevocable, perpetual and royalty-free.
For the three and nine months ended August 31, 2026, we recognized $1.2 million of the consideration allocated to the combined development services performance obligation as a reduction of research and development expense. As of August 31, 2026, deferred collaboration funding related to the combined development services performance obligation was $45.6 million, of which $22.2 million was current.
For the three and nine months ended August 31, 2026, we recognized a $3.3 million cost-sharing allocation as an offset to research and development expenses on the condensed statements of operations related to the Roche Collaboration Agreement. As of August 31, 2026, we recorded a net receivable from Roche of $3.3 million in prepaid expenses and other current assets on the condensed balance sheet.
Financial Overview
Since the commencement of our operations, we have devoted substantially all of our resources to conducting research and development activities, establishing and maintaining our intellectual property portfolio, establishing our corporate infrastructure, raising capital and providing general and administrative support for these operations. We have funded our operations to date primarily from proceeds received under collaboration and license agreements with Celgene Corporation, Gilead, Sanofi, Pfizer and Roche and the issuance and sale of common stock, redeemable convertible preferred stock and pre-funded warrants. We do not expect to generate product revenue unless and until we successfully develop and obtain approval for the commercialization of a drug candidate, and we cannot assure you that we will ever generate significant revenue or profits.
Since inception, we have generally incurred significant losses and negative cash flows from operations. During the nine months ended August 31, 2026, we had net income of $373.1 million, and during the nine months ended August 31, 2025, we had a net loss of $186.2 million. As of August 31, 2026, we had an accumulated deficit of $630.1 million. Our net income for the nine months ended August 31, 2026, was primarily attributable to the $653.2 million of license revenue recognized under the Roche Collaboration Agreement. Our historical losses have resulted primarily from costs incurred in connection with research and development activities and general and administrative costs associated with our operations.
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

Our results of operations and cash flows may fluctuate significantly from period to period, depending on, among other things, variations in the level of expense related to the ongoing development of our drug candidates, our DEL-AI platform or future development programs; the delay, addition or termination of clinical trials; and the execution of any additional collaboration, licensing or similar arrangements, and the timing of payments we may make or receive under such arrangements.
As of August 31, 2026, we had $1.1 billion in cash, cash equivalents and marketable securities. We expect that our existing cash, cash equivalents and marketable securities are sufficient to fund our operations for at least the next 12 months. See the section titled “—Liquidity and Capital Resources” for more information. To finance our operations beyond that point, we will need to raise substantial additional capital to complete the development and commercialization of our drug candidates. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing and distribution arrangements. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans.
Impact of Current Business, Political and Macroeconomic Conditions
Uncertainty in the business, political and macroeconomic environments presents significant risks to our business. We are subject to continuing risks and uncertainties, including increasing financial market volatility and uncertainty, inflation, interest rate fluctuations, changing tariff policies and trade restrictions, uncertainty with respect to the federal budget and debt ceiling and potential government shutdowns related thereto, instability in the global banking system, cybersecurity events, the impact of war or military conflict, including regional conflicts around the world, and public health pandemics. We closely monitor the impact of these factors on all aspects of our business, including the impacts on our clinical trial patients, employees, partners, suppliers, and vendors.
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
Provision for Income Taxes
Our provision for income taxes consists primarily of U.S. federal and state income taxes, as well as reserves for unrecognized tax benefits. We have historically generated net operating losses and have established a full valuation allowance against our deferred tax assets due to the uncertainty surrounding the realization of such assets.
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

Our critical accounting policies and more significant areas involving management’s judgments and estimates used in preparation of our condensed financial statements are discussed in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended November 30, 2025. There have been no significant changes to these policies for the three and nine months ended August 31, 2026.
Recent Accounting Pronouncements
Refer to Note 2, “Summary of Significant Accounting Policies—Recent Accounting Pronouncements Not Yet Adopted” in our condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information.
Results of Operations
Comparison of the three and nine months ended August 31, 2026 and 2025
Our results of operations are summarized as follows (in thousands):

	Three Months Ended August 31,		Change	Nine Months Ended August 31,		Change
	2026	2025		2026	2025
Revenue:
Collaboration revenue	$19,908	$7,894	$12,014	$35,203	$40,403	$(5,200)
License revenue	653,156	—	653,156	653,156	30,000	623,156
Total revenue	673,064	7,894	665,170	688,359	70,403	617,956
Operating expenses:
Research and development	79,260	86,120	(6,860)	251,049	233,879	17,170
General and administrative	34,353	13,159	21,194	64,558	39,095	25,463
Total operating expenses	113,613	99,279	14,334	315,607	272,974	42,633
Income (loss) from operations	559,451	(91,385)	650,836	372,752	(202,571)	575,323
Interest and other income, net	3,962	4,964	(1,002)	13,681	17,095	(3,414)
Income (loss) before income taxes	563,413	(86,421)	649,834	386,433	(185,476)	571,909
Provision for income taxes	13,606	—	13,606	13,335	760	12,575
Net income (loss)	$549,807	$(86,421)	$636,228	$373,098	$(186,236)	$559,334
Collaboration Revenue
Our collaboration revenue is summarized as follows (in thousands):

	Three Months Ended August 31,		Change	Nine Months Ended August 31,		Change
	2026	2025		2026	2025
Gilead	$209	$2,109	$(1,900)	$3,812	$10,458	$(6,646)
Sanofi	10,000	—	10,000	12,000	16,148	(4,148)
Pfizer	9,699	5,785	3,914	19,391	13,797	5,594
Total collaboration revenue	$19,908	$7,894	$12,014	$35,203	$40,403	$(5,200)
Our collaboration revenue increased by $12.0 million during the three months ended August 31, 2026, compared to the three months ended August 31, 2025, primarily due to increased revenue from our collaboration with Sanofi due to the achievement of a development milestone.
Our collaboration revenue decreased by $5.2 million during the nine months ended August 31, 2026, compared to the nine months ended August 31, 2025, primarily due to the decrease in revenue from our collaborations with Gilead and Sanofi as we concluded the initial research term for certain drug targets.

License Revenue
Our license revenue was $653.2 million for the three and nine months ended August 31, 2026, and represents the portion of the upfront payment received for the Development and Commercialization License under the Roche Collaboration Agreement. Our license revenue was $30.0 million for the nine months ended August 31, 2025, and represents fees from the Sanofi License Extensions. There was no license revenue for the three months ended August 31, 2025.
Research and Development Expenses
Our research and development expenses decreased by $6.9 million during the three months ended August 31, 2026, compared to the three months ended August 31, 2025, as a result of the cost sharing offset related to the Roche Collaboration Agreement and a decrease in contract manufacturing due to timing.
Our research and development expenses increased by $17.2 million during the nine months ended August 31, 2026, compared to the nine months ended August 31, 2025. There was an increase in clinical, contract manufacturing and consulting costs as we continued to accelerate the enrollment of patients in the ongoing clinical trials of bexobrutideg (NX-5948) and prepare for the initiation of additional trials, and an increase in contract research costs to support our ongoing collaborations. There was also an increase in personnel related costs attributable to higher average employee compensation and an increase in non-cash stock-based compensation expense primarily driven by the increased issuance of restricted stock units and incentive stock options.
General and Administrative Expenses
Our general and administrative expenses increased by $21.2 million and $25.5 million during the three and nine months ended August 31, 2026, compared to the three and nine months ended August 31, 2025, respectively. For all periods presented, there was an increase due to one-time expenses associated with the Roche transaction for consulting and business development activities.
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
In August 2021, we filed a shelf registration statement on Form S-3 with the SEC, which was amended in February 2023 (the Shelf Registration Statement) and which expired in August 2024 with respect to additional sales of securities. The Shelf Registration Statement, which included a base prospectus, allowed us to offer and sell up to $450.0 million of our registered common stock, preferred stock, debt securities, warrants, subscription rights and/or units or any combination of securities described in the prospectus in one or more offerings. In addition, in August 2021, we entered into an Equity Distribution Agreement with Piper Sandler & Co. (Piper Sandler) pursuant to which, from time to time, we could offer and sell through Piper Sandler up to $150.0 million of the common stock registered under the Shelf Registration Statement pursuant to one or more “at the market” offerings. We are not required to sell any shares at any time during the term of the Equity Distribution Agreement. We agreed to pay Piper Sandler a commission of up to 3.0% of the gross sales price of any shares sold pursuant to the Equity Distribution Agreement. In June 2022, we issued and sold 2,000,000 shares of common stock under the Equity Distribution Agreement at a price of $10.00 per share for gross proceeds of $20.0 million, before deducting offering commissions and expenses paid by us. In May 2024, we issued and sold 3,194,809 shares of common stock under the Equity Distribution Agreement at various prices ranging from $15.50 to $16.00 per share for total gross proceeds of $50.2 million, before deducting offering commissions and expenses paid by us (the May 2024 ATM Financing).

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
On March 6, 2026, we entered into Amendment No. 3 to the Equity Distribution Agreement (as amended, the Third Amended Equity Distribution Agreement), pursuant to which, from time to time, we may offer and sell through Piper Sandler up to $413.65 million of common stock, which includes $113.65 million in gross proceeds sold under the Second Amended Equity Distribution Agreement, registered under the Automatic Shelf Registration Statement pursuant to one or more “at the market” offerings. We are not required to sell any shares at any time during the term of the Third Amended Equity Distribution Agreement. We agreed to pay Piper Sandler a commission of up to 3.0% of the gross sales price of any shares sold pursuant to the Third Amended Equity Distribution Agreement. As of August 31, 2026, we had $300.0 million of common stock remaining available for sale under the Third Amended Equity Distribution Agreement.
In July 2022, we entered into separate securities purchase agreements with certain purchasers to issue and sell pre‑funded warrants to purchase an aggregate of 6,814,920 shares of our common stock in registered direct offerings (RDOs) at a price of $13.939 per pre-funded warrant (the 2022 Pre-Funded Warrants). Net proceeds from the RDOs were $94.8 million, after deducting offering expenses of $0.2 million. As of August 31, 2026, a total of 2,869,440 of the 2022 Pre-Funded Warrants remained available for exercise.
In April 2024, we completed an underwritten public offering (the 2024 Public Offering) and issued (a) 11,916,667 shares of common stock, which included 1,750,000 shares issued upon the exercise in full by our underwriters of their option to purchase additional shares of common stock, at a public offering price of $15.00 per share, and (b) pre-funded warrants to purchase 1,500,100 shares of our common stock (the 2024 Pre-Funded Warrants) at a public offering price of $14.999 per pre-funded warrant, which represents the per share public offering price for the common stock less a $0.001 per share exercise price for each pre-funded warrant. The net proceeds from this offering were approximately $188.7 million, after deducting underwriting discounts and commissions and offering expenses. As of August 31, 2026, none of the 2024 Pre-Funded Warrants remained available for exercise.
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

Funding Requirements
As of August 31, 2026, our operations have primarily been funded through the net proceeds from equity offerings of $1.4 billion and proceeds from collaborations of $1.2 billion. We do not have any products approved for sale, and we have not generated any revenue from product sales. As of August 31, 2026, we had $1.1 billion in cash, cash equivalents and marketable securities.
We expect that our existing cash, cash equivalents and marketable securities are sufficient to meet our cash requirements and continue operating activities, including the clinical trials of our drug candidates bexobrutideg (NX-5948), which is in late-stage clinical development under a co-development and co-commercialization collaboration with Roche, and NX-1607 and the expansion of our intellectual property portfolio and infrastructure, for at least the next 12 months. We will need substantial additional funding to support our continuing operations and pursue our long-term business plan. We may seek to raise any necessary additional capital through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing and distribution arrangements. Because of the numerous risks and uncertainties associated with the development and commercialization of our drug candidates and the extent to which we may enter into additional collaborations with third parties to participate in their development and commercialization, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated preclinical studies and clinical trials.
In the long term, our ability to support our working capital and capital expenditure requirements will depend on many factors, including the following:
•the progress, costs and results of our clinical trials for our lead drug candidates bexobrutideg and NX-1607, and any future clinical development of such drug candidates;
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
•the costs and timing of commercial readiness and future commercialization activities, including product manufacturing, marketing, sales and distribution, for any of our drug candidates for which we receive marketing approval;
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
Our contractual obligations mostly consist of our operating lease obligations for facilities in Brisbane, California and The Woodlands, Texas. Our total operating lease commitments as of August 31, 2026, were approximately $81.7 million, of which $9.5 million is expected to be paid within the next 12 months. In addition, we enter into agreements in the normal course of business with contract research organizations for clinical trials and with vendors for preclinical studies and other services and products for operating purposes, which are generally cancelable upon written notice.

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
Cash flows
Our cash flows are summarized as follows (in thousands):

	Nine Months Ended August 31,
	2026	2025
Cash provided by (used in) operating activities	$447,144	$(181,633)
Cash provided by investing activities	752	147,507
Cash provided by financing activities	25,200	2,634
Net increase (decrease) in cash, cash equivalents and restricted cash	$473,096	$(31,492)
Operating activities
Net cash provided by operating activities was $447.1 million for the nine months ended August 31, 2026, and consisted of a net income of $373.1 million, non-cash adjustments of $38.5 million and a net change in operating assets and liabilities of $35.6 million. The change in operating assets and liabilities consisted of a $20.0 million increase in accounts receivable related to the Second Gilead Research Term Extension and a milestone under the Sanofi Agreement, a $12.0 million increase in prepaid and other assets primarily related to increased prepaid clinical costs, and an $8.2 million decrease in deferred revenue as we increased effort in our programs and recognized revenue, partially offset by a $45.6 million increase in deferred collaboration funding related to the combined development services performance obligation under the Roche Collaboration Agreement, a $22.0 million increase in accounts payable primarily due to one-time expenses associated with the Roche transaction for consulting and business development activities and a $9.3 million increase in other accrued expenses and other current liabilities primarily due to the accrued income taxes.
Net cash used in operating activities was $181.6 million for the nine months ended August 31, 2025, and consisted of a net loss of $186.2 million and an increase in net assets of $30.0 million, offset by non-cash adjustments of $34.6 million. The increase in net assets consisted of a decrease in deferred revenue of $23.4 million as we increased effort in our programs and recognized revenue, a decrease in operating lease liabilities of $4.3 million due to lease payments made during the period, a decrease in accounts payable of $3.7 million from payments to vendors, an increase in prepaid and other assets of $4.9 million primarily due to security deposit payments related to the Brisbane Lease, offset by an increase in accrued expenses and other accrued liabilities of $6.3 million primarily due to the accrual of costs related to our clinical trials. Non-cash adjustments primarily consisted of stock-based compensation expenses of $28.9 million, depreciation and amortization expenses of $6.6 million and amortization of operating lease ROU assets of $7.6 million, offset by net accretion of discount on marketable securities of $8.5 million.
Investing activities
Net cash provided by investing activities was $0.8 million for the nine months ended August 31, 2026, and primarily consisted of the maturity of marketable securities of $435.1 million, offset by the purchase of marketable securities of $430.0 million and the purchase of property and equipment of $4.4 million.
Net cash provided by investing activities was $147.5 million for the nine months ended August 31, 2025, and primarily consisted of the maturity of marketable securities of $437.7 million, partially offset by the purchase of marketable securities of $281.4 million and the purchase of property and equipment of $8.9 million.
Financing activities
Net cash provided by financing activities was $25.2 million for the nine months ended August 31, 2026, and consisted primarily of proceeds from the January 2026 ATM financing, the exercise of stock options and the issuance of common stock under our Employee Stock Purchase Plan (ESPP).
Net cash provided by financing activities was $2.6 million for the nine months ended August 31, 2025, and consisted primarily of proceeds from the issuance of common stock under our ESPP.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our market risks, as of August 31, 2026, have not changed materially from those discussed in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” of Part II of our Annual Report on Form 10-K for the year ended November 30, 2025, filed with the SEC on January 28, 2026.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our President and Chief Executive Officer and our Chief Financial Officer, our principal executive officer and principal accounting and financial officer, respectively, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of August 31, 2026.
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our President and Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of August 31, 2026.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended August 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Our net loss was $264.5 million for the fiscal year ended November 30, 2025, and while we had net income of $373.1 million for the nine months ended August 31, 2026, we have historically incurred significant losses and expect to incur losses in the future over at least the next several years. As of August 31, 2026, we had an accumulated deficit of $630.1 million. To date, we have not generated any revenue from product sales and have financed our operations primarily through our collaborations and sales of our equity interests. Our drug candidates are in various stages of development. Our lead drug candidates include bexobrutideg (NX-5948), which is in Phase 3 clinical development, and NX-1607, which is in the earlier stages of clinical development. We expect to continue to incur significant expenses and to experience increasing operating losses for at least the next several years. We anticipate that our operating expenses and capital expenditure requirements will increase substantially as we continue to advance our drug candidates and prepare for potential commercialization, including if and as we:
•increase enrollment in and further develop our drug candidates through clinical trials;
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
Our expenses could also increase beyond our expectations if we are required by the U.S. Food and Drug Administration (FDA), the European Medicines Agency (EMA) or other regulatory authorities to perform trials in addition to those we currently expect, or if there are any delays in establishing appropriate manufacturing arrangements for or in completing our planned clinical trials or the development of any of our drug candidates.
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
Our lead drug candidates include bexobrutideg, which is in Phase 3 clinical development, and NX-1607, which is in the earlier stages of clinical development. We cannot predict whether and when any of our drug candidates will be ready for commercialization. We may never succeed in these activities and, even if we do, may never generate revenues that are significant enough to achieve profitability. To become and remain profitable, we must succeed in developing, obtaining marketing approval for and commercializing products that generate significant revenue. This will require us to be successful in a range of challenging activities, including completing preclinical testing and clinical trials of our drug candidates, discovering additional drug candidates, establishing and maintaining arrangements with third parties for the manufacture of clinical supplies of our drug candidates, obtaining marketing approval for our drug candidates and manufacturing, marketing, selling and obtaining reimbursement for any products for which we may obtain marketing approval.
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
We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we conduct our clinical trials of bexobrutideg and NX-1607; pursue any future development of our other drug candidates; grow our pipeline of drug candidates; expand the breadth of our DEL-AI platform; continue our research and development activities; and initiate additional clinical trials of, and potentially seek marketing approval for, our lead programs and other drug candidates. In addition, if we obtain marketing approval for any of our drug candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, reimbursement and sales and distribution. Furthermore, we expect to continue to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we may be required to delay, limit, reduce or terminate our research, product development programs or any future commercialization efforts or grant rights to develop and market drug candidates that we otherwise would prefer to develop and market ourselves.
We had cash, cash equivalents and marketable securities of $1.1 billion as of August 31, 2026. We believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our operating expenses and capital expenditure requirements through at least the next 12 months. However, our future capital requirements and the period for which we expect our existing resources to support our operations may vary significantly from what we expect, and we may need to seek additional funds sooner than planned. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans. Our future capital requirements will depend on many factors, including:
•the progress, costs and results of our clinical trials for bexobrutideg, including clinical trials conducted in collaboration with Roche, as well as our clinical trials for NX-1607 and any future clinical development of such drug candidates;
•the scope, progress, costs and results of preclinical and clinical development for our other drug candidates and development programs;
•the number and development requirements of other drug candidates that we pursue;

•the scope of, and costs associated with, future advancements to our DEL-AI platform;
•the success of our collaborations with Gilead Sciences, Inc. (Gilead), Sanofi S.A. (Sanofi), Seagen Inc. (now a part of Pfizer Inc. (Pfizer)) and F. Hoffmann-La Roche Ltd and Genentech, Inc. (together, Roche) and any other collaborations we may establish;
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
We commenced operations in 2009, and our operations to date have been limited to organizing and staffing our company, business planning, raising capital, conducting discovery and research activities, filing patent applications, identifying potential drug candidates, undertaking preclinical studies, establishing arrangements with third parties for the manufacture of initial quantities of our drug candidates and conducting clinical trials. Our lead drug candidates are in various stages of clinical development and their risk of failure remains high. We have not yet demonstrated our ability to successfully: complete any clinical trials, including large-scale, pivotal clinical trials; obtain marketing approvals; manufacture a commercial-scale product or arrange for a third party to do so on our behalf; or conduct market access, sales, marketing and distribution activities necessary for successful product commercialization. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history.
In addition, as we continue to develop and advance our programs, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors. Furthermore, we are in the process of transitioning from a company with a research and development focus to a company capable of supporting commercial activities. We may be unable to manage these expenses and other challenges or successfully complete this transition.

We expect our financial condition and results of operations to continue to fluctuate significantly from quarter to quarter and year to year due to a variety of factors, many of which are beyond our control. Accordingly, you should not rely upon the results of any quarterly or annual periods as indications of future operating performance.
Risks Related to the Discovery and Development of Our Drug Candidates
If we are unable to advance our drug candidates through clinical development, obtain regulatory approval for them, secure adequate reimbursement for them, or commercialize them, or if we experience significant delays in doing so, our business may be materially harmed.
Our lead drug candidates are in various stages of clinical development: bexobrutideg is in late-stage clinical development and is being evaluated in the ongoing Phase 3 DAYBreak CLL-306 trial, while NX-1607 is in the earlier stages of clinical development. The risk of failure for our current lead drug candidates remains high. We have invested substantially all of our efforts and financial resources in building our DEL-AI platform, in the identification and preclinical development of our current drug candidates and in the preparation for and initiation of our clinical trials, including our first Phase 3 clinical trial evaluating bexobrutideg. Our ability to generate revenue from product sales, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of one or more of our drug candidates. The success of our drug candidates will depend on several factors, including the following:
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
•making arrangements and successfully scaling up manufacturing with third-party manufacturers, or establishing manufacturing capabilities, for both clinical and commercial supplies of our drug candidates;
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
Treating diseases using targeted protein degradation is a new treatment modality. Our future success depends on the successful development of this novel therapeutic approach. Although multiple companies are testing drug candidates that eliminate protein targets, such as BTK degraders, few drugs have been approved in the United States or Europe. As such, the data underlying the long-term safety and efficacy of these therapeutic products is both preliminary and limited. Discovery and development of targeted protein degraders that harness ligases to degrade protein targets have been impeded largely by the complexities and limited understanding of the functions, biochemistry and structural biology of E3 ligases as well as by challenges of engineering compounds that promote protein-protein interactions.

We believe that our targeted protein degrader drug candidates may offer an improved therapeutic approach by removing the disease-causing proteins instead of simply inhibiting their activities. However, the scientific research that forms the basis of our efforts to develop our targeted protein degrader drug candidates is ongoing and the scientific evidence to support the feasibility of developing targeted protein degrader-based therapeutic treatments is both preliminary and limited. Further, certain patients have shown inherent (primary) resistance to approved BTK inhibitors and other patients have developed acquired (secondary) resistance to these inhibitors. Bexobrutideg degrades BTK with mutations that confer resistance to currently marketed BTK inhibitors, and we believe that preliminary data from our ongoing clinical trials of bexobrutideg may provide evidence of clinical benefit to patients with such resistance mutations. However, any inherent primary or acquired secondary resistance to our BTK degraders in patients would prevent or diminish their clinical benefit.
We currently have evolving safety data for bexobrutideg and limited safety data for our other drug candidates in humans. Although some of our drug candidates have produced observable safety findings in animal studies, these findings may not translate to the clinical setting. Similarly, the chemical and pharmacological properties that we have observed in animal or early clinical stage trials may not translate to later stage trials. As such, we are unable to predict the full safety and efficacy profiles of our current drug candidates at this time.
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
Our lead drug candidates are in various stages of clinical development and their risk of failure remains high. We are unable to predict when or if any of our drug candidates will prove effective or safe in humans or will receive marketing approval. Before obtaining marketing approval from regulatory authorities for the sale of any drug candidate, we must conduct extensive clinical trials to demonstrate the safety and efficacy of our drug candidates in humans. Before we can commence clinical trials for a drug candidate, we must complete extensive preclinical testing and studies that support our planned INDs in the United States or similar applications in other jurisdictions. We cannot be certain of the timely completion or outcome of our preclinical testing and studies and cannot predict if the FDA or similar regulatory authorities outside the United States will accept our proposed clinical programs or if the outcome of our preclinical testing and studies ultimately will support the further development of our programs.
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
Further, cancer therapies sometimes are characterized as first-line, second-line or third-line, and the FDA often approves new therapies initially only for third-line or later use, meaning for use after two or more other treatments have failed. When cancer is detected early enough, first-line therapy, usually chemotherapy, hormone therapy, immunotherapy, radiation therapy, surgery, targeted therapy or a combination of these, is sometimes adequate to cure the cancer or prolong life without a cure. Second- and third-line therapies are administered to patients when prior therapy was ineffective. Our current and planned clinical trials for our drug candidates bexobrutideg and NX-1607 are and will be conducted with patients who have received one or more prior treatments. Subsequently, for those drug candidates that prove to be sufficiently beneficial, if any, we may seek approval potentially as a first-line therapy, but any drug candidates we develop, even if approved, may not be approved for first-line therapy, and, prior to any such approvals, we may have to conduct additional clinical trials.
If serious adverse events, undesirable side effects or unexpected characteristics are identified during the development of any drug candidates we may develop, we may need to abandon or limit our further clinical development of those drug candidates.
Serious adverse events, undesirable side effects or unexpected characteristics could arise at any time during preclinical or clinical development of our drug candidates. Many drug candidates that showed promise in early-stage testing for treating cancer or other diseases later have been found to cause side effects that prevented further clinical development of the drug candidates or limited their competitiveness in the market. A potential risk in any protein degradation product is that healthy proteins or proteins not targeted for degradation will be degraded or that the degradation of the targeted protein itself could cause adverse events, undesirable side effects or unexpected characteristics. It is possible that healthy proteins or proteins not targeted for degradation could be degraded by our drug candidates in any of our current or future preclinical studies or clinical trials. There also is the potential risk of delayed adverse events following treatment with our drug candidates.
To date, relatively few clinical trials have studied small molecule drug candidates designed to control cellular protein levels through targeted protein degradation, and clinical experience with small molecule CBL-B inhibitors remains limited. We have not completed clinical trials for any of our drug candidates. Human safety data for bexobrutideg continue to evolve, while human safety data for NX-1607 remain limited. Accordingly, we cannot predict whether any drug candidate we develop will prove safe in humans. There can be no assurance that bexobrutideg, NX-1607 or any future drug candidate will not cause serious adverse events or undesirable side effects or have unexpected characteristics that could require us to delay, limit or abandon further development of that drug candidate.
As our Phase 3 clinical trial for bexobrutideg generates additional safety data across a larger and potentially more varied patient population, it may reveal safety or tolerability concerns, adverse effects in particular subgroups, effects associated with unintended degradation of non-target proteins, or interactions with other medications that were not observed in earlier studies. Such findings could delay or prevent approval, result in a more limited label or otherwise harm the commercial prospects of bexobrutideg.

As future clinical trials of NX-1607 generate additional safety data across larger or more varied patient populations, they may reveal adverse events that were not observed in earlier studies. Because NX-1607 inhibits CBL-B, a negative regulator of T-cell activation, these adverse events could include excessive immune activation, potentially resulting in hypercytokinemia, commonly referred to as cytokine storm, a severe immune reaction characterized by excessive cytokine release. Such findings could delay or prevent approval, result in a more limited label or otherwise harm the commercial prospects of NX-1607.
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
The results of preclinical studies may not be predictive of the results of clinical trials, and the results of any early-stage clinical trials may not be predictive of the results of later-stage clinical trials or when such trials are completed. In addition, initial success in clinical trials may not be indicative of results obtained when such trials are completed. In particular, the small number of patients in our planned and completed early clinical trials may make the results of these trials less predictive of the outcomes of later clinical trials, including our Phase 3 trial for bexobrutideg. The results of our initial clinical trials for bexobrutideg and NX-1607 may not be predictive of the results of further clinical trials of these drug candidates or any of our other drug candidates. Moreover, preclinical and clinical data often are susceptible to varying interpretations and analyses, and many companies that have believed their drug candidates performed satisfactorily in preclinical studies and clinical trials nonetheless have failed to obtain marketing approval of their products. Our future clinical trials may not ultimately be successful or support further clinical development of any of our drug candidates. There is a high failure rate for drug candidates proceeding through clinical trials. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in clinical development even after achieving encouraging results in earlier studies and clinical trials. Any such setbacks in our clinical development could materially harm our business, results of operations, financial condition and prospects.
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
We may not be able to initiate or continue clinical trials for our drug candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or similar regulatory authorities outside of the United States. In particular, we and Roche are currently conducting clinical trials for bexobrutideg, including the ongoing Phase 3 DAYBreak CLL-306 trial, which enrolled its first patient in August 2026, and we are currently conducting Phase 1 clinical trials for NX-1607. We cannot predict how difficult it will be to enroll patients for these trials. Therefore, our ability to identify and enroll eligible patients for our bexobrutideg and NX-1607 clinical trials may be limited or may result in slower enrollment than we anticipate. In addition, some of our competitors have ongoing clinical trials for drug candidates that treat the same indications as our drug candidates, and patients who otherwise would be eligible for our planned clinical trials instead may enroll in clinical trials of our competitors’ drug candidates. Moreover, the size of the relevant patient populations for the diseases that our lead drug candidates target is small, and as more companies begin to focus attention and resources on drug candidates to treat the same indications as our drug candidates, we may experience delays or be unable to successfully recruit and enroll a sufficient number of eligible patients in our clinical trials. Patient enrollment is affected by other factors including:
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
Because we have limited financial and managerial resources, we focus on research programs and drug candidates that we identify for specific indications. Our earlier-stage pipeline assets, which have generated limited clinical data and face a longer and less certain path to potential commercialization than bexobrutideg, may receive proportionately less management attention and investment as we prioritize bexobrutideg-related activities under the Roche collaboration. As a result, we may forgo or delay pursuit of opportunities with other drug candidates or for other indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. For example, after evaluating zelebrudomide (NX-2127) in a Phase 1 clinical trial, we decided to discontinue its further development to focus our resources on other programs in our wholly owned oncology portfolio. In addition, our spending on current and future research and development programs and drug candidates for specific indications may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular drug candidate, we may relinquish valuable rights to that drug candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such drug candidate.
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
On June 28, 2024, the U.S. Supreme Court issued an opinion in Loper Bright Enterprises v. Raimondo holding that courts reviewing agency action pursuant to the Administrative Procedure Act (APA) “must exercise their independent judgment” and “may not defer to an agency interpretation of the law simply because a statute is ambiguous.” The decision has had a significant impact on how lower courts evaluate challenges to agency interpretations of law, including those by the Department of Health and Human Services (HHS), the Centers for Medicare & Medicaid Services (CMS) and the FDA and other agencies with significant oversight of the biopharmaceutical industry. This framework may result in an increase in both the frequency of such challenges and their odds of success by eliminating one way in which the government previously prevailed in such cases. As a result, significant regulatory policies may be subject to increased litigation and judicial scrutiny.
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

Risks Related to Our Strategic Collaborations
We depend, and expect to continue to depend, on collaborations with third parties for the research, development and commercialization of our current and future drug candidates. If any such collaborations are not successful, we may not be able to capitalize on the market potential of those drug candidates.
We have sought third-party collaborators for the research, development and commercialization of some of our targeted protein degrader programs. For example, in June 2019 we entered into a collaboration with Gilead; in December 2019 we entered into a collaboration with Sanofi, which was subsequently expanded and amended in January 2021; in September 2023 we entered into a collaboration with Seagen Inc. (now a part of Pfizer); and in June 2026 we entered into a collaboration with Roche. The foregoing collaborations require us to conduct certain research, development, manufacturing, co-promotion or other activities. Our likely collaborators for any other collaboration arrangements include large and mid-size pharmaceutical companies, biotechnology companies and universities. These and any future arrangements with third parties limit our control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of any drug candidates we may seek to develop with them. Our ability to generate revenues from these arrangements will depend on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements. We cannot predict the success of any collaboration that we enter into.
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
•Collaborators may hold option, license or other exclusive rights that limit our ability to pursue certain targets, programs or opportunities independently or with third parties. For example, Gilead and Sanofi each have broad exclusivity rights to targets for which they have exercised their option rights, and they will obtain such rights to any additional targets for which they exercise their option rights. Pfizer has option rights to multiple targets for exclusive targeted protein degrader development. In addition, Roche has an exclusive option right, during a specified option period, to expand its license to include one additional BTK degrader to the extent one is developed by us. The Roche collaboration also restricts our ability to develop or commercialize certain other BTK degrader programs in specified indications and may limit our ability to acquire, retain or pursue competing programs through acquisitions, licenses or other strategic transactions.
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
We depend substantially on our collaboration with Roche for the development and commercialization of bexobrutideg. The collaboration requires significant financial and operational commitments, limits our control over the program and may not produce anticipated benefits.
Under our global collaboration, we and Roche are jointly developing and will be jointly commercializing bexobrutideg in the United States, and Roche will be commercializing bexobrutideg outside the United States. We are responsible for 40% of development costs under the global development plan, subject to specified exceptions. We will also share equally in U.S. commercialization profits and losses. We are also required to support technology and manufacturing transfers to Roche and assist Roche with certain regulatory activities, including by making relevant personnel and contractors available. The scope and cost of the collaboration, including these transfer and assistance obligations, may exceed our expectations. These commitments will require substantial financial and operational resources, and significant personnel and management attention. As a result, they may reduce our capacity to pursue other programs and strategic opportunities.
Because bexobrutideg is our lead drug candidate, our future prospects depend substantially on the success of the Roche collaboration. Under Roche’s exclusive worldwide license, which also applies to us and our affiliates, we may develop, manufacture, commercialize or otherwise exploit bexobrutideg, or products comprising or containing bexobrutideg, only under the Roche collaboration. As a result, our ability to realize value from bexobrutideg depends on the success of the Roche collaboration and its economic terms.
Although the collaboration’s joint governance mechanisms provide for equal representation by us and Roche, Roche has decision-making authority over certain matters within the joint steering committee’s authority, subject to specified limitations and our consent rights. Roche also has primary responsibility for certain regulatory, manufacturing, supply, pricing, distribution and commercialization activities. These governance arrangements and allocations of responsibility may limit our ability to influence the development and commercialization of bexobrutideg.
To perform our anticipated U.S. co-promotion responsibilities under the Roche Collaboration Agreement, we will need to recruit, train and retain qualified commercial personnel and establish supporting sales, marketing, compliance, information technology and operational systems. The parties must negotiate a separate co-promotion agreement containing a mechanism for reassigning responsibilities if we cannot perform our allocated activities. Any assumption or reassignment of our responsibilities could reduce our participation in commercialization and the economic benefits we receive from the collaboration.

In addition, the late-stage development of bexobrutideg and our activities under the collaboration are expected to require significant investment to prepare for potential commercialization, including in commercial infrastructure, medical affairs, market access, manufacturing scale-up and commercial-supply readiness. We expect to incur or bear a significant portion of these expenditures before bexobrutideg receives marketing approval or generates revenue from product sales. If marketing approval is delayed or not obtained, or if a commercial launch is delayed or does not occur, some of these investments may not be recoverable.
The economic benefits we may receive under the Roche collaboration depend on contingent milestone and royalty payments and our share of U.S. profits. Even if bexobrutideg is approved and commercialized, the development costs and U.S. losses we bear may exceed the payments and profits we receive.
The Roche Collaboration Agreement may be terminated in whole or in part under specified circumstances. Any termination could result in the loss of Roche’s resources and capabilities and could require us to seek alternative arrangements or assume substantial additional responsibilities and costs if we continue the development or commercialization of bexobrutideg. We may be unable to replace Roche’s capabilities or transition affected activities on acceptable terms, on a timely basis or at all. Consequently, we may need to delay, limit or discontinue the development or commercialization of bexobrutideg, which could materially adversely affect our business, financial condition, results of operations and prospects.
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
Risks Related to Dependence on Third Parties
We and our collaborators rely on third parties to conduct our clinical trials, and those third parties may not perform satisfactorily, including failing to meet deadlines for completing such trials.
We and our collaborators rely on third-party contract research organizations (CROs) to conduct clinical trial programs for bexobrutideg, including trials conducted under our collaboration with Roche, and NX-1607 and we will rely on third-party CROs to conduct any clinical trials for other drug candidates. Agreements with these CROs might terminate for a variety of reasons, including due to a CRO’s failure to perform. Entry into alternative arrangements, if necessary, could significantly delay our product development activities.

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
We and our collaborators rely on third-party contract manufacturing organizations (CMOs) for the manufacture of both drug substance and finished drug product for our drug candidates for preclinical and clinical testing and expect to continue to do so for any future clinical trials and commercialization. This reliance on third parties may increase the risk that we will not have sufficient quantities of our drug candidates or products or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts.
We do not own or operate, and currently have no plans to establish, any manufacturing facilities. We and our collaborators rely on and expect to continue to rely on third-party contract manufacturing organizations (CMOs) for both drug substance and finished drug product. This reliance on CMOs, particularly where one CMO is the sole source of the drug substance or finished drug product, may increase the risk that we will not have sufficient quantities of our drug candidates or products or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts.
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
In order to conduct clinical trials of our drug candidates and prepare for potential commercial launch, we or our collaborators will need to manufacture or arrange for the manufacture of our drug candidates in large quantities. Quality issues may arise during scale-up activities, including difficulties achieving process reproducibility and lot consistency, cost overruns and delays in obtaining raw materials. Our reliance on a limited number of CMOs, the complexity of drug manufacturing and the difficulty of scaling up a manufacturing process could cause the delay of clinical trials, regulatory submissions, required approvals or commercialization of our drug candidates, cause us to incur higher costs and prevent us from commercializing our drug candidates successfully. We may also need to build launch inventory before the level of potential demand is known and qualify backup sources for clinical and commercial supply, which may involve significant cost and delay. Furthermore, if our CMOs fail to deliver the required commercial quality and quantities of materials on a timely basis and at commercially reasonable prices, or if we are unable to qualify or secure one or more replacement CMOs capable of production in a timely manner at a substantially equivalent cost, then testing and clinical trials of that drug candidate may be delayed or infeasible, and regulatory approval or commercial launch of any resulting product may be delayed or not obtained, which could significantly harm our business. For example, as bexobrutideg advances through late-stage development, scaling up manufacturing and preparing for commercial-supply readiness may require successful process and analytical validation, stability studies, comparability or bridging work, and technology transfer. Delays or failures in these activities, or in demonstrating that manufacturing processes and facilities meet applicable regulatory requirements and inspection standards, could delay clinical development, regulatory submissions or commercial launch.
Risks Related to the Commercialization of Our Drug Candidates
We are in the process of transitioning from a research and development-focused company to a company that must also plan for and support commercial activities, and we may not manage this transition successfully.
We have historically operated as a research and development-focused organization. With the initiation of the Phase 3 DAYBreak CLL-306 registrational trial for bexobrutideg and the closing of our global co-development and co-commercialization collaboration with Roche, we are now in the early stages of planning and building the organizational capabilities, infrastructure and processes needed to support the potential commercialization of bexobrutideg and our other drug candidates, including medical affairs, market access, commercial operations, distribution, compliance and sales and marketing functions. This transition requires us to simultaneously manage multiple complex workstreams, including large-scale clinical trial execution, regulatory preparation, manufacturing scale-up, commercial planning and the development of co-promotion capabilities under the Roche collaboration, while continuing to advance our earlier-stage pipeline. We have limited experience managing a transition of this nature and scope. The organizational, operational and cultural changes required to evolve from a research-focused company to one capable of supporting both late-stage development and commercial activities are substantial and may strain our management, financial and operational resources. Among other things, we will need to hire and retain personnel with commercial, regulatory, manufacturing and compliance expertise that we have not previously required at scale; implement new or upgraded information technology, financial, compliance and quality systems; build or contract for commercial supply, distribution and logistics capabilities; and develop and execute market access, pricing, reimbursement and launch strategies, in some cases well in advance of any marketing approval. Many of these investments and activities must be initiated before we know whether or when bexobrutideg or any other drug candidate will receive marketing approval, and some may not be recoverable if approval is delayed or not obtained. If we are unable to successfully manage this transition, or if the transition diverts management attention and resources from our clinical development programs or other business activities, our business, financial condition, results of operations and prospects could be materially and adversely affected.
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
We intend to build our own focused, specialized sales and marketing organization to support our co-promotion obligations in the United States with respect to bexobrutideg under our collaboration with Roche and may do so with respect to the commercialization in the United States of other drug candidates for which we receive marketing approval and which can be commercialized with such capabilities. There are risks involved with establishing our own sales and marketing capabilities and other pre-launch commercial infrastructure. For example, recruiting and training a sales force and establishing medical affairs, market access, distribution, supply, systems and other commercial support capabilities are expensive and time-consuming and could require investments before marketing approval or delay any product launch. If marketing approval or the commercial launch of a drug candidate for which we recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, we would have incurred these commercialization expenses prematurely or unnecessarily, and some of our investments may not be recoverable. These efforts may be costly, and our investment would be lost if we cannot retain, redeploy or reposition the relevant personnel or infrastructure.
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
As we continue to develop and, if approved, commercialize our current and future drug candidates, competitors or other third parties may claim that our technology infringes, misappropriates or otherwise violates their intellectual property rights. There are and may in the future be additional U.S. and foreign-issued patents and pending patent applications owned by third parties in the fields in which we are pursuing drug candidates. For example, we are aware of a patent owned by a third party with a claim that covers many potential targeted protein degraders. This patent may be alleged to cover one or more of our targeted protein degrader drug candidates, including bexobrutideg. While we believe that we have valid defenses against any assertion of such patent against us, such defenses may be unsuccessful. If we are unsuccessful and any of our targeted protein degrader drug candidates is found to infringe this patent, we could be required to obtain a license to such patent or forced to permanently cease developing, manufacturing, marketing and commercializing the infringing targeted protein degrader drug candidate. We may not be able to obtain any required license on commercially reasonable terms or at all, and even if we were able to obtain a license, it could be non-exclusive, thereby giving the licensor and other third parties the right to use the same technologies licensed to us, and it could require us to make substantial licensing, royalty and other payments. We also could be forced, including by court order, to permanently cease developing, manufacturing, marketing and commercializing the drug candidate. In addition, we could be found liable for significant monetary damages, including treble damages and attorneys’ fees, if we are found to have willingly infringed any such patent. Even if we were ultimately to prevail, any litigation could require us to divert substantial financial and management resources that we would otherwise be able to devote to our business.
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

This lengthy approval process, as well as the unpredictability of future clinical trial results, may result in our failing to obtain regulatory approval to market any of our drug candidates, which would significantly harm our business, results of operations, financial condition and prospects. The FDA has substantial discretion in the approval process, and in determining when or whether regulatory approval will be obtained for any of our drug candidates. Even if we believe the data collected from clinical trials of our drug candidates are promising, such data may not be sufficient to support approval by the FDA. For example, even if the DAYBreak CLL-306 trial meets its primary endpoint, the results may nevertheless be insufficient to support marketing approval, and regulators may require another adequate and well-controlled trial, confirmatory evidence, different or additional endpoints, or other clinical or nonclinical testing before approving bexobrutideg.
In addition, the Phase 3 DAYBreak CLL-306 trial is designed to evaluate the potential superiority of bexobrutideg versus pirtobrutinib, the current standard of care for patients with relapsed/refractory CLL/SLL who have previously received a covalent BTK inhibitor. Superiority trials are inherently more difficult to achieve their primary endpoints than non-inferiority trials because they require statistically significant evidence that the investigational drug performs better than the comparator, not merely that it is comparable. The trial is expected to enroll approximately 620 patients, and enrollment and conduct of a global registrational study of this size involve substantial logistical complexity. If bexobrutideg does not demonstrate superiority to pirtobrutinib on the dual primary endpoints of objective response rate and progression free survival, the trial could fail to support regulatory submissions even if bexobrutideg shows meaningful clinical activity, which could have a material adverse effect on the development timeline and commercial prospects for bexobrutideg and on our business.
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
We have received Fast Track designation for bexobrutideg and may seek Fast Track designation for other drug candidates in the future. Fast Track designation may not lead to faster development or regulatory review or approval process, and it does not increase the likelihood that our drug candidates will receive marketing approval.
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

We received an Innovation Passport designation for NX-1607 under the original Innovative Licensing and Access Pathway (ILAP), but NX-1607 did not qualify for participation in the relaunched ILAP. The legacy designation may not expedite development or lead to marketing authorization, favorable reimbursement or successful commercialization.
In February 2022, we applied for and received an Innovation Passport designation for NX-1607 in the United Kingdom under the original Innovative Licensing and Access Pathway. The Innovation Passport was the mandatory entry point to the original ILAP, a pre-market pathway designed to facilitate the development, regulatory review and market access of innovative medicines in the UK. The original ILAP provided a framework for coordinated engagement among medicine developers, the Medicines and Healthcare products Regulatory Agency, UK health technology assessment bodies and the National Health Service. This engagement could include product-specific guidance concerning clinical development, regulatory requirements, evidence generation, health technology assessment and potential patient access.
In 2025, UK authorities substantially revised and relaunched the ILAP with new eligibility and selection criteria and a revised package of support. NX-1607 did not qualify for an Innovation Passport under the relaunched ILAP and remains under the legacy ILAP program. As a result, NX-1607 may not be eligible for or receive the enhanced services, prioritized scheduling, NHS engagement, operational planning support and other benefits available under the relaunched ILAP.
Although the original ILAP is intended to reduce the time to patient access for innovative medicines, neither our legacy designation nor our participation in the legacy ILAP assures faster clinical development or regulatory review, marketing authorization within any particular timeframe or at all, favorable reimbursement or pricing, or successful commercialization. Participation does not eliminate the need to satisfy applicable requirements for marketing authorization or UK health technology assessment evidentiary standards for reimbursement and market access.
We may not receive or fully realize the anticipated benefits of NX-1607’s legacy designation. We may also delay or discontinue the development or commercialization of NX-1607 in the UK. We may seek Innovation Passport designations under the relaunched ILAP for our other drug candidates, but we may not qualify for or receive those designations or realize their anticipated benefits.
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
We, as a company, have limited experience in filing for and obtaining regulatory approval to initiate clinical trials, and we do not have experience completing any pivotal clinical trials or in manufacturing or in quality assurance in order to market a new drug in the United States or in any other jurisdiction.
As a company, we have limited experience in filing for or obtaining regulatory approval to initiate clinical trials, we do not have experience completing any pivotal clinical trials and we rely on third parties to conduct our clinical trials. We also do not have experience in manufacturing or in quality assurance in order to market a new drug and expect to rely on CROs or other third-party consultants or vendors to assist us in this process. Our inexperience may result in failures or delays in obtaining the regulatory approvals required to initiate clinical trials, to prepare, submit or prosecute an NDA or comparable foreign regulatory submission, to successfully complete clinical trials and to obtain marketing approval for our drug candidates. If we are unable to obtain regulatory and marketing approval for our drug candidates or experience significant delays in our efforts to do so, our business could be substantially harmed.

Failure by us or our collaborators to obtain marketing approval in foreign jurisdictions would prevent our drug candidates from being marketed abroad and may limit our ability to generate revenue from product sales.
To market and sell our drug candidates in jurisdictions outside the United States, we or any collaborators with rights in such jurisdictions must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing. The time required to obtain approvals from foreign regulatory authorities may differ substantially from that required to obtain FDA approval. The regulatory approval process outside the United States generally includes all of the risks associated with obtaining FDA approval. In addition, in many countries outside the United States, we or our collaborators must secure product reimbursement approvals before regulatory authorities will approve the product for sale in that country. Failure to obtain foreign regulatory approvals on a timely basis or non-compliance with foreign regulatory requirements could result in significant delays, difficulties and costs for us or our collaborators and could delay or prevent the introduction of our drug candidates in certain countries. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the United States does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. We or our collaborators may not be able to file for marketing approvals and may not receive necessary approvals to commercialize our products in any jurisdiction, which would materially impair our ability to generate revenue. For example, because DAYBreak CLL-306 is a global trial, delays or deficiencies in trial execution at foreign sites, or the inability of the FDA or other regulatory authorities to accept or validate data generated at those sites, could require additional studies and delay or prevent approval of bexobrutideg in one or more jurisdictions.
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

We have received Orphan Drug Designation for bexobrutideg and may seek Orphan Drug Designation for other drug candidates in the future. If we decide to seek Orphan Drug Designation or other designations from regulators for any of our other or future drug candidates, we may be unsuccessful or may be unable to maintain the benefits associated with these designations, including the potential for supplemental market exclusivity associated with an Orphan Drug Designation.
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
Where an applicant for a marketing authorization submits a full dossier containing its own pharmaceutical, preclinical tests and clinical trial data, and where the application does not fall within the “global marketing authorization” of an existing medicinal product, the applicant is entitled to eight years of regulatory data protection upon grant of the marketing authorization (the period starts to run from the first marketing authorization in the EU and EEA). During this period, applicants for approval of generics or biosimilars cannot rely on data contained in the marketing authorization dossier submitted for the already authorized, or reference, medicinal product to support their application. After the expiration of the eight-year period of regulatory data protection, the reference medicinal product benefits from a further two-year period of marketing protection. During these two years of marketing protection, no generic or biosimilar medicinal product that relies upon the reference medicinal product’s dossier may be placed on the EU market, but a generic or biosimilar MAA can be submitted to the competent regulatory authorities in the EU Member States during this time. The two-year period of marketing protection can further be extended by one year if, during the first eight years of the grant of the first marketing authorization, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies. However, even if a compound is considered to be a new active substance and the innovator is able to gain the period of regulatory data protection and marketing protection, provided that no other IP or regulatory exclusivities applied, another unrelated company could also apply for a marketing authorization and market another competing medicinal product for the same therapeutic indication if such company obtained its own marketing authorization based on a separate MAA based on a full self-standing scientific data package supporting the application. The period of regulatory data protection and marketing protection applies in the UK (running from the date of the first UK marketing authorization).
Currently, in the EU pursuant to Regulation 1901/2006, and in the UK pursuant to the Human Medicines Regulations 2012 (as amended), MAAs must include pediatric data based on pediatric investigation plans agreed with the EMA in the EU, or in the MHRA in the UK, if the MAA concerns (i) a new active substance or (ii) a new indication, pharmacological form, or route of administration (where the product is protected by an SPC or a patent qualifying for an SPC). Applicants may obtain waivers or deferrals to these requirements in certain circumstances (for example a waiver may be obtained if the condition only occurs in adult populations). Where required, pediatric studies must cover all subsets of the pediatric population for both existing and new indications, pharmacological forms and routes of administration. Limited further exclusions apply, including in relation to generic or biosimilar applications. Certain rewards may be available for completion of pediatric studies. For example, where MAAs include the results of all studies conducted in compliance with an agreed pediatric investigation plan, the holder of the patent or SPC may be entitled to a six-month extension to the SPC. Additionally, the European Commission’s new proposed legislation, if or when it is implemented, will also affect the current EU legal framework of pediatric medicines.
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

FDA-regulated industries, such as ours, face uncertainty with regard to the regulatory environment we will face as we proceed with research and development, and possibly in future commercialization. Some of these efforts have manifested to date in the form of reductions in the FDA’s workforce or other personnel measures that could impact the FDA’s ability to hire and retain key personnel, which could result in delays or limitations on our ability to obtain guidance from the FDA on our product candidates in development and obtain the requisite regulatory approvals in the future. Moreover, additional changes to budget and staffing of other governmental agencies, including but not limited to those within the HHS, could affect development activities such as enrollment and conduct of clinical trials.
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
To date, there have been several U.S. congressional inquiries and proposed and enacted state and federal legislation and regulations designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient support programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. Most notably, the Inflation Reduction Act (IRA), which was signed into law on August 16, 2022, allows Medicare to establish a “maximum fair price” for a fixed number of pharmaceutical and biological products covered under Medicare Parts B and D following a price negotiation process with the CMS; and penalize drug companies that raise prices for products covered under Medicare Parts B and D faster than inflation, among other reforms. CMS has taken and continues to take steps to implement the IRA, including negotiating and publishing “maximum fair prices” for drugs selected under the IRA’s price negotiation framework and releasing quarterly lists of Medicare Part B products and annual lists of Medicare Part D products that are subject to adjusted coinsurance rates based on the inflationary rebate provisions of the IRA. Additionally, when originally enacted, the IRA explicitly excluded from price negotiation orphan drugs designated for only one rare disease or condition and for which the only active approved indication is for such disease or condition. However, the One Big Beautiful Bill Act (OBBBA) signed into law on July 4, 2025, amended the applicable statute to broaden the orphan drug exclusion such that products with more than one orphan designation and more than one approved indication will remain exempt from price negotiation, so long as each approved indication is for a rare disease or condition. The OBBBA also postpones the start of price negotiation requirements for drugs and biologics with orphan designations until the product receives approval for a non-orphan indication.

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
As our development and commercialization plans and strategies develop, we expect to expand our employee base for managerial, operational, financial and other resources. In addition, we have limited experience in product development. We filed our first IND in December 2020 and we initiated our first Phase 3 clinical trial in August 2026. As we advance bexobrutideg through Phase 3 and prepare for its potential co-commercialization with Roche, we may need to hire additional personnel and implement, integrate or upgrade operational, financial, management information and commercial systems, controls and processes. These efforts may involve significant integration and other transition costs and may divert management time and attention from other business activities. Additionally, as our other drug candidates enter and advance through preclinical studies and clinical trials, we will need to expand our development, regulatory and manufacturing capabilities or contract with other organizations to provide these capabilities for us. In the future, we expect to have to manage additional relationships with collaborators or partners, suppliers and other organizations. Our ability to manage our operations and future growth will require us to continue to improve our operational, financial and management controls, reporting systems and procedures. We may not be able to implement improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls. Our inability to successfully manage our growth and expand our operations could have a material and adverse effect on our business, financial condition, results of operations and prospects.
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
The risk of a security breach or disruption, particularly through cyber-attacks or cyber-intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. We may not be able to anticipate all types of security threats, and we may not be able to implement preventive measures effective against all such security threats. The techniques used by cyber criminals change frequently, may not be recognized until launched and can originate from a wide variety of sources. In addition, the prevalent use of mobile devices and remote work applications that access confidential information increases the risk of data security breaches, which could lead to the loss of confidential information or other intellectual property or unauthorized access to personal information. Increasingly capable AI models that are or may soon become widely accessible to developers and end users have amplified, and will continue to amplify, the capabilities of attackers, including by enabling more targeted and convincing phishing and social engineering campaigns, automated identification and exploitation of software vulnerabilities, the generation of novel malware and attack vectors, prompt injection attacks, automated reconnaissance, and the ability to conduct attacks at greater speed and scale than previously possible. Additionally, AI-enhanced threats may be more difficult to detect using traditional security measures and may require us to invest in additional defensive capabilities. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or those of our third-party vendors, CROs and other contractors and consultants, or inappropriate disclosure of confidential, personal or proprietary information, we could incur liability and reputational damage and the further development and commercialization of our drug candidates could be delayed. The costs to us to mitigate network security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities could be material, and although we have and continue to invest in and implement security measures designed to protect our data security and information technology systems, our efforts to address these problems may not be successful, and these problems could result in unexpected interruptions, delays, cessation of service and other harm to our business and our competitive position. If the information technology systems of our third-party vendors, CROs and other contractors and consultants become subject to disruptions or security breaches, we may have insufficient recourse against such third parties and we may have to expend significant resources to mitigate the impact of such an event, and to develop and implement protections to prevent future events of this nature from occurring.
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
There is a risk that we could be impacted by a cybersecurity incident that results in loss or unauthorized disclosure of this proprietary and sensitive information, potentially resulting in harm to our reputation and financial losses. Depending on the nature of the information compromised, in the event of a data breach or other unauthorized access to our customer data, we may also have obligations to notify customers and regulators about the incident, and we may need to provide some form of remedy, such as a subscription to credit monitoring services, pay significant fines to one or more regulators, or pay compensation in connection with a class-action or commercial litigation settlement. Such breach notification laws continue to evolve and may be inconsistent from one jurisdiction to another. In the United States, the SEC has adopted rules for mandatory disclosure of material cybersecurity incidents suffered by public companies, as well as cybersecurity governance and risk management. Complying with these obligations could cause us to incur substantial costs and could increase negative publicity surrounding any incident that compromises customer data.
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
In addition, as referenced above, states have shown an increased interest in regulating the processing of personal information in general and specifically in the privacy of health data. For example, Washington state passed the My Health My Data Act, which took effect on March 31, 2024, and is focused on the collection of consumer health data. The My Health My Data Act has a broader scope than HIPAA and includes a private right of action—depending on whether this law applies to us, there may be substantial regulatory action and litigation associated with this act. Following Washington, certain other states have enacted consumer health data protection laws. We cannot be sure how these regulations will be interpreted, enforced or applied to our operations. In addition to the risks associated with enforcement activities and potential contractual liabilities, our ongoing efforts to comply with evolving laws and regulations at the federal and state level may be costly and require ongoing modifications to our policies, procedures and systems.
Personal information privacy remains an evolving landscape at both the U.S. state and international level, with new regulations coming into effect. For example, the CCPA, which came into effect on January 1, 2020, and was amended and expanded by the California Privacy Rights Act as of January 1, 2023, provides California residents expanded privacy rights, including the right to request correction, access, and deletion of their personal information, the right to opt out of personal information sharing with certain third parties for cross-context behavioral advertising purposes, the right to limit the use of sensitive personal information, and the right to receive detailed information about how their personal information is processed, including by California residents’ employers. Additionally, the CCPA requires companies that process personal information of California residents to make disclosures to consumers about their data collection, use and sharing practices, complete certain audits and assessments when processing higher risk data and provide a private right of action for data breaches, as described above. Although the CCPA includes limited exceptions—including exceptions for personal health information collected by covered entities or business associates subject to HIPAA, the CCPA may regulate or impact our processing of personal information depending on the context. Failure to comply with the CCPA may result in significant civil penalties, injunctive relief, or statutory or actual damages as determined by the California Privacy Protection Agency, the state agency that is charged with creating new rules and enforcing the CCPA, and the California Attorney General, who also still maintains some CCPA enforcement powers. Notably, following California’s lead, over a third of other U.S. states enacted privacy laws that contain obligations similar to the CCPA that have taken effect or will take effect in coming years. In addition, comprehensive federal privacy legislation continues to be considered. While these new laws and proposals generally include exemptions for HIPAA-covered data and clinical trial data, they add layers of complexity to compliance in the U.S. market and could increase our compliance costs and adversely affect our business. Compliance with evolving privacy legislation and regulation adds complexity and may require investment in additional resources for compliance programs, thus potentially resulting in additional costs and requiring additional resources to maintain compliance.

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
We leverage artificial intelligence (AI) in certain aspects of our operations, including through our proprietary DEL-AI platform, which employs machine learning across all aspects of the discovery process. However, our competitors and other third parties may incorporate AI into their operations and processes more quickly or more successfully than we do, which could impair our ability to compete effectively and adversely affect our results of operations. Additionally, if the output that AI applications assist in producing is or is alleged to be inaccurate, deficient, or biased, our business, financial condition, and results of operations may be adversely affected. Furthermore, the integration of third-party AI models with our operations relies on certain safeguards implemented by the third-party developers of the underlying AI models, including those related to the accuracy, bias, and other variables of the data, and these safeguards may be insufficient. The use of AI applications has resulted in, and may in the future result in, cybersecurity incidents that implicate the data analyzed within such applications. Any such cybersecurity incidents related to our use of AI applications to analyze data could adversely affect our reputation and results of operations. AI also presents emerging ethical issues and if our use of AI becomes controversial, we may experience brand or reputational harm, competitive harm, or legal liability.
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
We expect our results of operations to be subject to quarterly fluctuations. Our net loss and other results of operations will be affected by numerous factors, including:
•variations in the level of expense related to the ongoing development of our drug candidates, DEL-AI platform, future development programs or commercialization readiness;
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

•if any of our drug candidates receive regulatory approval, the terms of such approval and market acceptance and demand for such drug candidates;
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
•the success of our or our collaborators’ commercialization efforts;
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

In addition, we currently have on file with the SEC an automatic shelf registration statement on Form S-3 which allows us to offer and sell our registered common stock, preferred stock, debt securities, warrants, subscription rights and/ or units from time to time pursuant to one or more offerings at prices and terms to be determined at the time of sale. In August 2021, we entered into an Equity Distribution Agreement with Piper Sandler & Co. (Piper Sandler), which was amended in July 2024, in October 2024, and in March 2026 (as amended, the Third Amended Equity Distribution Agreement), pursuant to which, from time to time, we may offer and sell through Piper Sandler up to $413.65 million of the common stock registered under the shelf registration statement pursuant to one or more “at the market” offerings. From time to time, we have issued and sold shares of common stock pursuant to this agreement and as of the date of this filing, we have $300.0 million of common stock remaining available for sale under the Third Amended Equity Distribution Agreement. Sales of our common stock under the Third Amended Equity Distribution Agreement with Piper Sandler could be subject to business, economic or competitive uncertainties and contingencies, many of which may be beyond our control, and which could cause actual results from the sale of our common stock to differ materially from expectations. To the extent additional capital is raised through the sale and issuance of shares or other securities convertible into shares, the ownership interest of our stockholders will be diluted. Future issuances of our common stock or other equity securities, or the perception that such sales may occur, could adversely affect the trading price of our common stock and impair our ability to raise capital through future offerings of shares or equity securities. No prediction can be made as to the effect, if any, that future sales of common stock or the availability of common stock for future sales will have on the trading price of our common stock.
We will not receive a significant amount, or potentially any, additional funds upon the exercise of our pre-funded warrants; however, any exercise would increase the number of shares eligible for future resale in the public market and result in substantial dilution to our stockholders.
As of August 31, 2026, we have issued pre-funded warrants to purchase a total of 8,315,020 shares of our common stock, of which 2,869,440 were outstanding as of August 31, 2026. Each pre-funded warrant is exercisable for $0.001 per share of common stock underlying such pre-funded warrant, which may be paid by way of a cashless exercise, meaning that the holder may not pay a cash purchase price upon exercise, but instead would receive upon such exercise the net number of shares of common stock determined according to the formula set forth in the pre-funded warrant. Accordingly, we will not receive a significant amount, or potentially any, additional funds upon the exercise of the pre-funded warrants. To the extent such pre-funded warrants are exercised, additional shares of common stock will be issued for nominal or no additional consideration, which will result in substantial dilution to the then existing holders of our common stock and will increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of the common stock, causing our stock price to decline.
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
The reporting on our assessment of the effectiveness of our internal control over financial reporting needs to include disclosure of any material weaknesses identified in our internal control over financial reporting. Moreover, based on the market value of our common stock held by non-affiliates as of May 31, 2026, we will continue to be a large accelerated filer under SEC rules for the fiscal year ending November 30, 2027, and, as a result, our independent registered public accounting firm will be required to audit the effectiveness of our internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act (Section 404(b)). Compliance with Section 404(b) will result in increased costs, expenses, and management resources. Undetected material weaknesses in our internal control over financial reporting could lead to financial statement restatements and require us to incur the expense of remediation. For example, we previously identified material weaknesses in our internal control over financial reporting for the fiscal year ended November 30, 2021, related to controls over segregation of duties in our journal entry and account reconciliation processes, and certain information technology general controls. The material weaknesses identified did not result in any misstatement of our financial statements and during the year ended November 30, 2022, the material weaknesses were remediated. However, we cannot assure you that the measures we have taken to date, and actions we may take in the future, will prevent or avoid potential future material weaknesses.
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
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
(c) Director and Section 16 Officer Rule 10b5-1 Trading Arrangements
No director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K, during the three months ended August 31, 2026.

Item 6. Exhibits

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

10.1*†	License and Collaboration Agreement, dated as of June 8, 2026, by and between the Registrant, F. Hoffmann-La Roche Ltd. and Genentech, Inc.					X

10.2*	Third Amendment to Collaboration, Option and License Agreement, dated August 26, 2026, by and between the Registrant and Gilead Sciences, Inc.					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1‡	Certification of Principal Executive Officer and Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	Inline XBRL Instance Document - the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File (formatted as Inline XBRL and included in exhibit 101)					X

*	Registrant has omitted portions of the exhibit as permitted under Item 601(b)(10) of Regulation S-K.

†	Registrant has omitted certain schedules pursuant to Item 601(a)(5) of Regulation S-K.

‡	The certifications furnished in Exhibits 32.1 hereto are deemed to accompany this Quarterly Report on Form 10-Q and are not deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall they be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NURIX THERAPEUTICS, INC.

Date: October 13, 2026	By:	/s/ ARTHUR T. SANDS
Arthur T. Sands, M.D., Ph.D.
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: October 13, 2026	By:	/s/ HANS VAN HOUTE
Hans van Houte
Chief Financial Officer (Principal Financial and Accounting Officer)